Form 10-K
KEMPER INVESTORS LIFE INSURANCE CO
filed 1995-03-28
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1994.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from N/A to N/A.

                       Commission file number 33-46881*.

                    KEMPER INVESTORS LIFE INSURANCE COMPANY

               (Exact name of registrant as specified in charter)

                                    ILLINOIS
                            (State of Incorporation)

                                ONE KEMPER DRIVE
                              LONG GROVE, ILLINOIS
                    (Address of Principal Executive Offices)

                                   36-3050975
                                (I.R.S. Employer
                             Identification Number)

                                     60049
                                   (Zip Code)

       Registrant's telephone number, including area code: (708) 320-4500
        Securities registered pursuant to Section 12(b) of the Act: none

        Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X  No     .

As of March 1, 1995, 250,000 shares of Common Stock (all held by an affiliate, Kemper Financial Companies, Inc.) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 33-33547 and 33-43462.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

CORPORATE STRUCTURE

Kemper Investors Life Insurance Company ("KILICO"), founded in 1947, is incorporated under the insurance laws of Illinois. KILICO is licensed in the District of Columbia and all states except New York. KILICO is wholly owned by Kemper Financial Companies, Inc. ("KFC"), a nonoperating holding company which is a reporting company under the Securities Exchange Act of 1934. On a fully converted basis, at December 31, 1994, KFC was 96.85 percent owned by another public financial services holding company, Kemper Corporation ("Kemper").

CORPORATE CONTROL EVENTS OF 1994

In the first quarter of 1994, Kemper received and rejected an unsolicited offer by General Electric Capital Corporation ("GECC") to acquire all outstanding shares of Kemper common stock for $55 per share. In May 1994, GECC increased its offer to $60 per share, subject to certain conditions including a full due diligence review, and the board of directors of Kemper directed that all appropriate steps be taken to maximize stockholder value. Kemper put itself up for sale, and a due diligence process began that resulted in Conseco, Inc.'s cash and stock bid of $67 per share on June 23, 1994. Within hours of Conseco's announcement, GECC withdrew completely from the process. Kemper and Conseco signed a merger agreement on June 26, 1994. On November 20, Kemper and Conseco announced that the merger agreement was terminated by mutual consent since it became clear that the proposed merger could not be completed. The Kemper board then again directed that all appropriate steps be taken to maximize stockholder value. Distractions caused by uncertainties with respect to Kemper's and KILICO's ownership have had an impact on 1994 performance. See ITEM 7.

STRATEGIC INITIATIVES OF THE EARLY 1990'S

During 1992 and 1993, in order to streamline management, control costs and improve profitability, the management, operations and strategic directions of KILICO were integrated with those of another Kemper subsidiary, Federal Kemper Life Assurance Company ("FKLA"). A common chairman and chief executive officer for both companies was named in early 1992. Headquartered in Long Grove, Illinois, FKLA markets term and interest-sensitive life insurance as well as certain annuity products through brokerage general agents and other independent distributors. The integration encompassed virtually all aspects of operations, distribution channels and product development and was designed to promote increased efficiencies and productivity and to expand both companies' distribution capabilities. As described below, KILICO has emphasized different products and distribution methods.

Since late 1991, KILICO intensified its management of real estate-related investments due to adverse markets and recorded real estate-related reserves, write-downs and operating losses totaling in excess of $333 million. KILICO successfully implemented strategies to reduce both its joint venture operating losses and the level of its real estate-related investments. These strategies included sales, refinancings and restructurings. Also, effective January 1, 1993, subsidiaries of Kemper and Lumbermens Mutual Casualty Company ("Lumbermens") formed a master limited partnership to hold the equity real estate interests each of the two organizations separately held previously in joint ventures with Kemper's largest (now former) joint venture partner, which master limited partnership in early 1994 acquired the former partner's equity interests.

During 1992, 1993 and 1994, KILICO also sold for cash $642.5 million of certain real estate-related investments to affiliated non-life real estate subsidiaries of KFC. In addition, during 1991, 1992, 1993 and 1994, KILICO received $342.5 million in capital contributions from KFC (which, in turn, borrowed most of the funds from Kemper). Focusing on its variable annuity products, KILICO also ceded approximately $900 million of fixed-rate annuity liabilities in reinsurance transactions effected in 1991 and 1992. Further addressing the quality of its investment portfolio, KILICO reduced its holdings of below investment-grade securities (excluding real estate-related investments) from 20.0 percent of its total invested assets and cash at year-end 1990 to 2.8 percent at year-end 1994.

NARRATIVE DESCRIPTION OF BUSINESS

KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual universal life and variable life insurance products through various distribution channels. KILICO's broad product selection is designed for diverse economic environments. KILICO structures its products to offer investment-oriented products, guaranteed returns or a combination of both to help policyholders meet multiple insurance and financial objectives. Financial institutions, nonaffiliated and affiliated securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO's products. In 1994, INVEST Financial Corporation ("INVEST") and Kemper Securities, Inc. ("KSI"), two KFC subsidiaries, accounted for approximately 36 percent and 20 percent, respectively, of KILICO's first-year sales, compared with 41 percent and 12 percent, respectively, in 1993. KILICO's sales mainly consist of deposits received on certain long duration annuity contracts. See the table captioned "Sales" on page 7.

Annuities accounted for approximately 99 percent of KILICO's sales in recent years. KILICO's annuities generally have disappearing surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

In the last four years, in part reflecting the low interest rate environment through early 1994, and to reduce its exposure to investment risk, KILICO has placed more emphasis on marketing its separate account products. Unlike the fixed-rate annuity business where KILICO manages spread revenue, variable annuities pose minimal investment risk for KILICO and increase administrative fee revenue. KILICO's separate account assets totaled $1.50 billion at December 31, 1994 and 1993, and $1.14 billion at December 31, 1992. KILICO's sales of its separate account annuities were $250.7 million in 1994, $263.7 million in 1993, $275.9 million in 1992 and $113.9 million in 1991. In 1992, KILICO introduced Kemper PASSPORT, a variable and market value adjusted annuity featuring a choice of investment portfolios, an increasing estate benefit, tax-free transfers and a selection of guaranteed rates for a variety of terms. In 1994, KILICO changed Kemper PASSPORT from a single premium annuity to one with a flexible premium structure and also added a small capitalization equity subaccount as another investment portfolio choice for purchasers of Kemper PASSPORT and certain other variable annuity products. Separate account annuities represented 53.8 percent of KILICO's total sales in 1994, compared with 51.7 percent in 1993, 38.5 percent in 1992 and 16.8 percent in 1991.

Declines in interest rates in recent years and strategic reductions in crediting rates lowered general account annuity sales for KILICO in each of the last four years. KILICO sales also were hurt by fixed-rate annuity buyers' focus on investment risk. In the second half of 1994, KILICO began raising crediting rates on certain general account products, reflecting both competitive conditions and a rising interest rate environment. General account annuities represented 46.0 percent of KILICO's total sales in 1994, compared with 47.9 percent in 1993, 60.8 percent in 1992 and 82.0 percent in 1991.

KILICO's sales of interest-sensitive life products decreased again in 1994, to $0.8 million, from $2.0 million in 1993, $5.0 million in 1992 and $8.0 million in 1991, for the same reasons its sales of general account annuities declined. Overall, sales of interest-sensitive life products represented less than 1 percent of KILICO's total sales in each of the last four years.

NAIC RATIOS

The National Association of Insurance Commissioners ("NAIC") annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges".

Based on statutory financial data as of December 31, 1994, KILICO had only one ratio outside the usual ranges. KILICO's change in reserving ratio on interest-sensitive life products reflected its strategic reductions of general account business. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to KILICO's IRIS ratios for 1994 or earlier years.

GUARANTY ASSOCIATION ASSESSMENTS

From time to time, mandatory assessments are levied on KILICO by life and health guaranty associations of most states in which KILICO is licensed to cover losses to policyholders of insolvent or rehabilitated insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by member insurers in the lines of business in which the insolvent or rehabilitated insurer engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength, and, in some states, these assessments can be partially recovered through a reduction in future premium taxes.

In the early 1990s, there were a number of failures of life insurance companies. KILICO's financial statements include provisions for all known assessments that will be levied against KILICO by various state guaranty associations as well as an estimate of amounts (net of estimated future premium tax recoveries) that KILICO believes will be assessed in the future for failures which have occurred to date and for which the life insurance industry has estimated the cost to cover losses to policyholders. Assessments levied against KILICO and charged to expense in 1993 and 1992 amounted to $5.8 million and $10.0 million, respectively. Such amounts relate to accrued guaranty fund assessments of $4.0 million and $8.9 million at December 31, 1994 and 1993, respectively. No additional assessments were charged to expense during 1994 as KILICO believes it has established adequate accruals for all known insolvencies where an estimate of the cost to cover losses to policyholders was available at December 31, 1994.

RISK-BASED CAPITAL

Since the early 1990s, reflecting a recessionary environment and the insolvencies of a few large life insurance companies, both state and federal legislators have increased scrutiny of the existing insurance regulatory framework. While various initiatives, such as a new model investment law, are being considered for future implementation by the NAIC, it is not presently possible to predict the future impact of potential regulatory changes on KILICO.

Under asset adequacy and risk-based capital rules adopted in 1993 in Illinois (the domiciliary state of KILICO), state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The new asset adequacy rules are designed to assure that reserves and assets are adequate to cover liabilities under a variety of economic scenarios. The focus of the new capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. KILICO has capital levels substantially exceeding any which would mandate action under the risk-based capital rules and is in compliance with applicable asset adequacy rules.

RESERVES AND REINSURANCE

The following table provides a breakdown of KILICO's reserves for future policy benefits by product type at December 31, 1994, 1993 and 1992 (in millions):

                                                                                 1994         1993         1992
                                                                                -------      -------      -------
General account annuities.....................................................  $ 4,010      $ 4,180      $ 4,172
Interest-sensitive life insurance.............................................      833          860          869
Ceded future policy benefits..................................................      643          746           --
                                                                                -------      -------      -------
          Total...............................................................  $ 5,486      $ 5,786      $ 5,041
                                                                                 ======       ======       ======

Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions in which KILICO reinsured liabilities of approximately $516 million in 1992 and $416 million in 1991 with Fidelity Life Association ("FLA"), an affiliated mutual insurance company. FLA shares management, operations and employees with FKLA and KILICO pursuant to an administrative and management services agreement. FLA produces whole life policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1994, KILICO's reinsurance recoverable from FLA related to these coinsurance transactions totaled approximately $642.8 million. KILICO remains primarily liable to its policyholders for this amount. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses. Excluding this coinsurance, KILICO, because it is primarily an annuity company, reinsures only a very limited portion of its business. KILICO has immaterial exposure to mortality losses. See the note captioned "Reinsurance" on page 33.

COMPETITION

KILICO is in a highly competitive business and competes with a large number of other stock and mutual life insurance companies, many of which are larger financially, although none is truly dominant in the industry. KILICO, with its emphasis on annuity products, also competes for savings dollars with asset manager, securities brokerage and investment advisory firms as well as financial institutions that manage assets, produce financial products or market other types of investment products.

KILICO's principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents. Certain of KILICO's financial strength ratings and claims-paying/ performance ratings, however, were lower in 1993 and 1994 than in earlier years and were under review in 1994 and to date in 1995 due to uncertainty with respect to Kemper's and KILICO's ownership. These ratings impacted sales efforts in certain markets.

To address its competition, KILICO has adopted certain business strategies. These include systematic reductions of investment risk and strengthening of KILICO's capital position; continued focus on existing and new variable annuity products; distribution through diversified channels, with an emphasis on INVEST's financial institution clients and KSI's retail base; and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

RANKINGS AND RATINGS

According to Best's Agents Guide to Life Insurance Companies, 1994, as of December 31, 1993, KILICO ranked 58th of 1,326 life insurers by admitted assets; 452nd of 1,186 by insurance in force; and 128th of 1,265 by net premiums written.

A.M. Best Company, an industry analyst, has assigned an A- (excellent) rating to KILICO; Moody's Investors Service has assigned an insurance financial strength rating of Baa1 (adequate) to KILICO; and Duff & Phelps Credit Rating Co. has assigned a claims-paying ability rating of A+ (high) to KILICO. Each of these ratings is currently under review, primarily reflecting uncertainty with respect to Kemper's and KILICO's ownership.

EMPLOYEES

At December 31, 1994, KILICO utilized the services of approximately 340 employees of FKLA which are also shared with FLA.

REGULATION

KILICO is generally subject to regulation and supervision by the insurance departments of Illinois and other jurisdictions in which KILICO is licensed to do business. These departments enforce laws and regulations designed to assure that insurance companies maintain adequate capital and surplus, manage investments according to prescribed character, standards and limitations and comply with a variety of operational standards. The departments also make periodic examinations of individual companies and review annual and other reports on the financial condition of each company operating within their respective jurisdictions. Regulations, which often vary from state to state, cover most aspects of the life insurance business, including market practices, forms of policies and accounting and financial reporting procedures.

Insurance holding company laws enacted in many states grant additional powers to state insurance commissioners to regulate acquisition of and by domestic insurance companies, to require periodic disclosure of relevant information and to regulate certain transactions with related companies. These laws also impose prior approval requirements for certain transactions with affiliates and generally regulate dividend distributions by an insurance subsidiary to its holding company parent.

In addition, variable life insurance and annuities offered by KILICO, and the related separate accounts, are subject to regulation by the Securities and Exchange Commission (the "SEC").

KILICO believes it is in compliance in all material respects with all applicable regulations. For information on regulatory and other dividend restrictions, see
ITEM 5(c).

INVESTMENTS

Changing marketplace dynamics affected the life insurance industry in recent years. To accommodate customers' increased preference for safety over higher yields, KILICO has systematically reduced its investment risk and strengthened its capital position. In 1994, KILICO's total net investment income increased for the first time since 1990. Investments are an integral part of KILICO's business.

KILICO's cash flow is carefully monitored and its investment program is regularly and systematically planned to provide funds to meet all obligations and to maximize investment return. Portfolio management is handled by an affiliated company, Kemper Financial Services, Inc. ("KFS"), and its subsidiaries, with investment policy directed by KILICO's board of directors. KILICO's investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities. See "INVESTMENTS" in ITEM 7.

ITEM 2. PROPERTIES

KILICO primarily shares the office space leased by FKLA from Lumbermens, 78,000 sq. ft. in Long Grove, Illinois. KILICO also has utilized 43,000 sq. ft. of office space presently leased by KFS in Chicago, although virtually all of this space is expected to be eliminated in 1997 in connection with a new lease executed by KFS.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, in 1992 the Staff of the SEC commenced an investigation into certain of Kemper's real estate-related accounting practices and related disclosures. KILICO's accounting and disclosure practices are consistent with those of Kemper. Kemper fully cooperated throughout the Staff's investigation which has now concluded. Kemper and the Staff have had settlement discussions respecting this matter, and KILICO anticipates that this matter will be resolved with respect to Kemper in the second quarter of 1995 with the filing of an administrative proceeding.

KILICO has been named as defendant in certain lawsuits incidental to its insurance business. KILICO's management, based on the advice of legal counsel, believes that the resolution of these various lawsuits will not result in any material adverse effect on KILICO's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

OMITTED PURSUANT TO GENERAL INSTRUCTION J(2)(C) OF FORM 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for KILICO's common stock.

(b) KFC owns all of the common stock of KILICO.

(c) KILICO has declared no cash dividends on its common stock in 1993, 1994 or 1995 through the date of filing of this Form 10-K.

RESTRICTIONS ON DIVIDENDS

Dividend distributions from KILICO to its stockholder are restricted by state insurance laws. In Illinois, where KILICO is domiciled, if such dividend, together with other distributions during the 12 preceding months would exceed the greater of (a) ten percent of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains.

ITEM 6. SELECTED FINANCIAL DATA

OMITTED PURSUANT TO GENERAL INSTRUCTION J(2)(A) OF FORM 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1994, Kemper faced both an unsolicited suitor and an unsuccessful merger agreement. The resulting distractions and uncertainties negatively impacted KILICO's operations. The Kemper board of directors has directed its management to take all appropriate actions to maximize value for stockholders.

RESULTS OF OPERATIONS

KILICO recorded net income of $26.4 million for 1994, compared with net income of $14.0 million in 1993 and a net loss of $51.9 million in 1992. The improvement in 1994 was primarily the result of increases in spread income, an increase in fees and other income and a decrease in commissions, taxes, licenses and fees. These improvements were partially offset by higher realized investment losses in 1994, compared with 1993. The improvement in 1993 net income, compared with 1992, was primarily the result of lower realized investment losses, increases in spread income and reductions in operating expenses. The net loss in 1992 also reflected an increased level of amortization of insurance acquisition costs.

The following table reflects the major components of realized investment results included in net income (loss). (See "INVESTMENTS" on page 9, and the note captioned "Invested Assets and Related Income" on page 26.)

                      REALIZED INVESTMENT RESULTS, AFTER TAX
                      (in millions)

                                                                   YEAR ENDED DECEMBER 31
                                                                ----------------------------
                                                                 1994       1993       1992
                                                                ------     ------     ------
                  Real estate-related losses..................  $(27.1)    $(51.7)    $(66.0)
                  Fixed maturity write-downs..................    --        (12.3)     (19.8)
                  Other gains (losses), net...................    (8.4)      44.3       23.6
                                                                ------     ------     ------
                            Total.............................  $(35.5)    $(19.7)    $(62.2)
                                                                ======     ======     ======

Real estate-related losses decreased, reflecting a lower level of reserves and write-downs on real estate-related investments. Fixed maturity write-downs decreased due to the increased quality of KILICO's fixed maturity portfolio. Other realized investment losses for 1994, and other realized investment gains for 1993 and 1992 relate primarily to the sale of fixed maturity investments. The fixed maturity losses generated in 1994 arose primarily from the sale of $330.7 million of fixed maturity investments, consisting of lower yielding investment-grade corporate securities and collateralized mortgage obligations, related to a repositioning of KILICO's fixed maturity investment portfolio in September 1994. The $306.9 million of proceeds from the repositioning, together with $275.0 million of cash and short-term investments, were reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. (See "INVESTMENTS" on page 9.)

Operating earnings (net income excluding realized investment results) totaled $61.9 million in 1994, compared with $33.7 million and $10.3 million in 1993 and 1992, respectively. Operating earnings improved in 1994 and 1993, compared with 1992, primarily due to increased spread income. Continuing a strategy implemented during 1992, KILICO improved spread income by reducing crediting rates on certain existing blocks of its fixed annuity and interest-sensitive life insurance products in 1993 and through most of 1994. Such reductions in crediting rates occurred as overall interest rates declined. Operating earnings improved as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, KILICO increased crediting rates on these products. Although KILICO continues to manage spread revenue, further increases in crediting rates could adversely impact future operating earnings but could also help to improve sales and the overall persistency of such products.

Investment income was positively impacted in 1994 and 1993, compared with 1992, from the benefits of capital contributions to KILICO and reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to affiliated non-life realty companies. These sales totaled $154.0 million in 1994, $343.7 million in 1993 and $144.8 million in 1992 and resulted in no realized gain or loss to KILICO. Investment income in 1994 also benefitted from rising investment yields on new money, the above-mentioned repositioning of KILICO's investment portfolio and a $5.0 million pre-tax adjustment related to the amortization of the discount or premium on mortgage-backed securities. Investment income for 1994, 1993 and 1992 has been impacted by a shift over the last few years to higher-quality, lower yielding investments and foregone income on nonperforming investments. Investment income in 1993, compared with 1992, was also reduced by a 1992 reinsurance transaction which transferred $515.7 million of policyholder liabilities and the related invested assets. (See the note captioned "Reinsurance" on page 33.)

          SALES
          (in millions)

                                                                        YEAR ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                   1994          1993          1992
                                                                  -------       -------       -------
              Annuities:
                General account.................................  $ 214.2       $ 244.2       $ 435.6
                Separate account................................    250.8         263.7         275.9
                                                                  -------       -------       -------
                          Total annuities.......................    465.0         507.9         711.5
              Interest-sensitive life insurance.................       .8           2.0           5.0
                                                                  -------       -------       -------
                             Total sales........................  $ 465.8       $ 509.9       $ 716.5
                                                                   ======        ======        ======

The decreases over the last three years in general account (fixed annuity) sales and interest-sensitive life insurance sales reflected KILICO's continuing strategy to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in 1994 and 1993, compared with 1992, due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings as well as the underlying investment fund performance reflecting the economic environment of rising interest rates and overall poor stock and bond market conditions.

Included in fees and other income are administrative fees received from KILICO's separate account products of $20.8 million in 1994, compared with $18.1 million and $14.3 million in 1993 and 1992, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets. Other income also included surrender charge revenue of $7.4 million in 1994, compared with $6.3 million and $6.2 million in 1993 and 1992, respectively. The higher level of surrender charge revenue reflected an increase in policyholder withdrawals, primarily as a result of the planned reductions in crediting rates on fixed annuities and rising interest rates. KILICO's crediting rate increases in 1994 were designed to reduce the level of future withdrawals. Other income in 1992 also included a $12.0 million ceding commission resulting from the earlier described reinsurance transaction.

Commissions, taxes, licenses and fees were lower in 1994, compared with 1993 and 1992, primarily reflecting lower annuity sales and reduced guaranty fund assessments. Expenses for such assessments totaled $0.0, $5.8 million and $10.0 million in 1994, 1993 and 1992, respectively. (See "Guaranty association assessments" in ITEM 1 on page 2.)

The higher level of deferral of policy acquisition costs in 1994, compared with 1993, reflected an increase in the amount of imputed interest capitalized due to improvements in projected future revenue streams primarily as a result of the decline in the level of nonperforming real estate-related investments. The amortization of policy acquisition costs was favorably impacted during 1994 due to the repositioning of KILICO's investment portfolio. The repositioning favorably impacted the amortization of policy acquisition costs because it resulted in current realized investment losses as well as an increase in projected future net investment income, which together are expected to increase KILICO's projected future estimated gross profits in later years. Excluding the effects of the repositioning, the amortization of policy acquisition costs increased in 1994, compared with 1993 and 1992, primarily as a result of improved net income during 1994. The amortization in 1992 included approximately $22.5 million of additional amortization as a result of the previously mentioned reinsurance transaction.

Operating expenses in 1994, compared with 1993, increased only slightly, as a result of expense control and the integration of the two life insurance subsidiaries' operations and management beginning in 1992. Primarily as a result of the integration of the two life companies, operating expenses in 1993 declined by approximately 37 percent, compared with the 1992 level.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $642.5 million of certain real estate-related investments to affiliated non-life realty companies through December 31, 1994, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of indebtedness, and capital contributions of $342.5 million through December 31, 1994. KILICO's statutory surplus ratio improved to 10.2 percent at December 31, 1994, from 8.2 percent at December 31, 1993, 6.6 percent at December 31, 1992, 6.5 percent at December 31, 1991 and 4.0 percent at year-end 1990.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

INVESTED ASSETS AND CASH
(in millions)

                                                                                       DECEMBER 31
                                                                          -------------------------------------
                                                                                1994                 1993
                                                                          ----------------     ----------------
Cash and short-term investments.........................................  $  227       4.6%    $  410       7.6%
Fixed maturities:
  Investment-grade:
     NAIC(1) Class 1....................................................   2,569      52.2      2,307      42.9
     NAIC(1) Class 2....................................................     760      15.5        983      18.3
  Performing below investment-grade(2)..................................     135       2.8        151       2.8
Equity securities.......................................................      15        .3         68       1.3
Joint venture mortgage loans(3).........................................     351       7.1        731      13.6
Third-party mortgage loans(3)...........................................     319       6.5        132       2.4
Other real estate-related investments...................................     237       4.8        291       5.4
Policy loans............................................................     278       5.7        264       4.9
Other...................................................................      26        .5         44        .8
                                                                          ------     -----     ------     -----
          Total(4)......................................................  $4,917     100.0%    $5,381     100.0%
                                                                          ======     =====     ======     =====

---------------

(1) National Association of Insurance Commissioners ("NAIC").
    -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+
(2) Excludes $49.9 million, or 1.0 percent, and $106.0 million, or 2.0 percent, at December 31, 1994 and 1993, respectively, of bonds carried in other real estate-related investments.
(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when KILICO and its affiliates have disposed of their related equity interest in that venture.
(4) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" on page 34.

FIXED MATURITIES

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax effect. The aggregate unrealized depreciation was $243.6 million at December 31, 1994, compared with unrealized appreciation of $70.2 million, net of tax, at December 31, 1993. KILICO has not recorded a deferred tax benefit for the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

During each of the last three years, KILICO repositioned its fixed maturity investments and increased the relative and absolute levels of investment-grade fixed maturities and cash and short-term investments held. At December 31, 1994, investment-grade fixed maturities and cash and short-term investments accounted for 72.3 percent of KILICO's invested assets and cash, compared with 68.8 percent at December 31, 1993. Approximately 70 percent of KILICO's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1994, up from 61 percent at year-end 1993.

Approximately 49.2 percent of KILICO's investment-grade fixed maturities at December 31, 1994 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for KILICO's investments in mortgage-backed securities have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that KILICO's investments in mortgage-backed securities predominately date from recent years, the current rise in interest rates is not expected to cause any material unanticipated extension of the average maturities of these investments. With the exception of KILICO's September 1994 purchases of such investments, most of these investments were purchased by KILICO at discounts. Prepayment activity on such securities is not expected to result in any material losses to KILICO because such prepayment would generally accelerate the reporting of the discounts as investment income. Many of KILICO's September 1994 purchases were at a premium. Prepayments resulting from a decline in interest rates would accelerate the amortization of premiums on such purchases which would result in reductions of investment income related to such securities. At December 31, 1994, KILICO had unamortized discounts and premiums of $20.4 million and $14.8 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of KILICO's investments in mortgage-backed securities, KILICO believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 12 issuers at December 31, 1994 totaled less than three percent of cash and invested assets at year-end 1994 and 1993. See the note captioned "Invested Assets and Related Income" on page 26. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, KILICO significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace. KILICO's below investment-grade holdings decreased through sales, maturities, restructurings, market value adjustments and write-downs.

REAL ESTATE-RELATED INVESTMENTS

The $907 million real estate portfolio held by KILICO constituted 18.4 percent of cash and invested assets at December 31, 1994, compared with $1.15 billion, or 21.4 percent, at December 31, 1993. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, Lumbermens or their respective affiliates have taken ownership positions in joint ventures with a small number of partners. (See the notes captioned "Unconsolidated Investees" and "Concentration of Credit Risk" on pages 28 and 30, respectively.)

                SUMMARY OF GROSS AND NET REAL ESTATE INVESTMENTS
                (in millions)

                                                                                    DECEMBER 31
                                                                                  ----------------
                                                                                   1994      1993
                                                                                  ------    ------
              Investments before reserves, write-downs and net joint venture operating losses:
                Joint venture mortgage loans...................................   $  358    $  766
                Third-party mortgage loans.....................................      353       200
                Other real estate-related investments..........................      350       354
                                                                                  ------    ------
                     Subtotal..................................................    1,061     1,320
                Reserves.......................................................      (43)      (61)
                Write-downs....................................................      (97)      (88)
                Cumulative net operating losses of joint ventures owned........      (14)      (17)
                                                                                  ------    ------
              Net real estate investments......................................   $  907    $1,154
                                                                                  ======    ======

As reflected in the "Real estate portfolio" table on page 11, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $376.1 million at December 31, 1994. This amount represented a net decrease of $118.8 million since year-end 1993, largely due to fundings in 1994. As of December 31, 1994, KILICO expects to fund approximately $96.5 million of these commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs. (See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" on page 34.)

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. As a result of the continued weakness in real estate markets and fairly restrictive lending practices by other lenders in this environment, KILICO expects that all or most loans maturing in 1995 will be rolled over, restructured or foreclosed.

Excluding the $57.3 million of real estate owned and $45.4 million in KILICO's net equity investments in joint ventures, KILICO's real estate loans (including real estate-related bonds) totaled $804.6 million at December 31, 1994, after reserves and write-downs. Of this amount, $595.9 million are on accrual status with a weighted average interest rate of approximately 7.9 percent. Of these accrual loans, 53.6 percent have terms requiring current periodic payments of their full contractual interest, 32.5 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 13.9 percent defer all interest to maturity.

At December 31, 1994, the equity investments in real estate consisted of $36.6 million of loans to Spanish projects (described on page 12), $0.3 million of unsecured loans to joint ventures treated as equity investments, $17.7 million in KILICO's net equity investments in joint ventures and $9.2 million of reserves. The equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

KILICO's real estate owned included $54.2 million of deeds in lieu of foreclosure and $3.1 million of certain purchased properties at December 31, 1994. Real estate owned was net of $67.5 million of write-downs at December 31, 1994.

REAL ESTATE PORTFOLIO
(in millions)

                                          MORTGAGE LOANS            OTHER REAL ESTATE-RELATED INVESTMENTS
                                         -----------------    -------------------------------------------------
                                          JOINT     THIRD-                 OTHER      REAL ESTATE     EQUITY
                                         VENTURE    PARTY     BONDS(4)    LOANS(5)       OWNED      INVESTMENTS    TOTAL
                                         -------    ------    --------    --------    -----------   -----------   --------
Balance, December 31, 1993.............  $ 730.8    $132.2     $ 106.0     $  58.7      $  55.1       $  71.7     $1,154.5(1)
Additions (deductions):
Fundings...............................     27.3      29.3        23.5        59.5         17.3          58.7        215.6
Interest added to principal............      1.5        .8          --          --           --            --          2.3
Sales/paydowns/distributions...........    (88.8)    (15.9)      (26.5)      (19.0)       (25.2)        (18.7)      (194.1)
REIT(2)................................    (59.2)       --       (15.8)       (5.0)          --          (2.4)       (82.4)
Maturities.............................    (10.6)       --        (2.1)      (44.0)          --            --        (56.7)
Rollovers at maturity:
  Principal............................     10.6        --         2.1        44.0           --            --         56.7
  Interest.............................      1.7        --          --         1.4           --            --          3.1
Sold to KFC Portfolio Corporation......    (21.0)    (17.9)      (35.1)      (19.6)          --         (52.3)      (145.9)
Operating loss.........................       --        --          --          --           --          (1.4)        (1.4)
Transfers to real estate owned.........    (16.1)    (16.8)         --        (1.9)        34.8            --           --
Realized investments gain (loss)(3)....      2.6     (16.9)       (3.4)       (8.3)        (6.7)         (9.0)       (41.7)
Net transfers from joint venture to
  third-party mortgages................   (198.3)    198.3          --          --           --            --           --
Other transactions, net................    (29.1)     25.6         1.2        18.8        (18.0)         (1.2)        (2.7)
                                         -------    ------     -------     -------      -------       -------     --------
Balance, December 31, 1994.............  $ 351.4    $318.7     $  49.9     $  84.6      $  57.3       $  45.4     $  907.3(6)
                                         =======    ======     =======     =======      =======       =======     ========

---------------
(1) Net of $149.4 million reserve and write-downs. Excludes $47.3 million of real estate-related accrued interest.

(2) Reflects the 1994 formation of Prime Retail, Inc., a retail properties real estate investment trust ("REIT") affiliated with the Prime Group, Inc. See "Real estate concentrations" below.

(3) See the note captioned "Invested Assets and Related Income" on page 26.

(4) KILICO's real estate-related bonds, all of which are presently rated below investment-grade, are generally unsecured and were issued to KILICO by real estate finance or development companies generally to provide financing for Kemper's or KILICO's joint ventures for such purposes as land acquisition, construction/development, refinancing debt, interest and other operating expenses.

(5) The other real estate loans are notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(6) Net of $139.6 million reserve and write-downs. Excludes $29.8 million of real estate-related accrued interest.

As reflected in the preceding table, cash received from sales/paydowns/distributions and REIT transactions in 1994 exceeded KILICO's cash fundings in 1994 by $60.9 million. Cash received from sales/paydowns/distributions and refinancings in 1993 exceeded KILICO's cash fundings in 1993 by $136.0 million.

REAL ESTATE CONCENTRATIONS

KILICO's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:

GEOGRAPHIC DISTRIBUTION AS OF DECEMBER 31, 1994

    California...........................   26.9%
    Illinois.............................   26.2
    Texas................................   11.2
    Ohio.................................    6.3
    Spain................................    4.0
    Colorado.............................    3.8
    Oregon...............................    3.0
    Indiana..............................    2.7
    Washington...........................    2.7
    Hawaii...............................    2.5
    Virginia.............................    2.5
    Florida..............................    2.1
    Other(1).............................    6.1
                                           -----
              Total......................  100.0%
                                           =====

---------------
(1) No other single location exceeded 2.0 percent.

DISTRIBUTION BY PROPERTY TYPE AS OF DECEMBER 31, 1994

    Office...............................   21.5%
    Land.................................   20.4
    Industrial...........................   14.7
    Retail...............................   13.9
    Hotel................................   11.7
    Apartment............................    5.0
    Residential..........................    4.7
    Mixed use............................    2.1
    Other................................    6.0
                                           -----
              Total......................  100.0%
                                           =====

Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Approximately one-half of KILICO's real estate holdings are in California and Illinois. Southern California shows signs of improvement, although real estate market conditions there have continued to be worse than in many other areas of the country. Northern California and Illinois currently reflect some stabilization and improvement.

At December 31, 1994, KILICO's real estate portfolio also included $36.6 million of loans carried as equity investments in real estate related to land for office and retail development and residential projects located in Barcelona, Spain. Such equity investments in Spain totaled $31.9 million at December 31, 1993, after accounting for fundings of $151.3 million during 1993. The Spanish projects accounted for $29.4 million of net fundings during 1994 and represented approximately 4.0 percent of KILICO's real estate portfolio at December 31, 1994. These investments, which began in the late 1980s, accounted for $14.1 million of the December 31, 1994 off-balance-sheet commitments, of which KILICO expects to fund $7.1 million. Also during 1994, loans to the Spanish projects totaling $24.7 million were sold at book value to an affiliated real estate subsidiary of KFC.

Undeveloped land, including the Spanish projects, represented approximately 20.4 percent of KILICO's real estate portfolio at December 31, 1994. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

At December 31, 1994, KILICO's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $238.0 million, or 26.2 percent, of KILICO's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). (See the note captioned "Unconsolidated Investees" on page 28.) This amount reflected $125.2 million in fundings during 1994 and $208.4 million during 1993. KILICO also received cash, from Prime Group-related sales/paydowns/distributions and REIT transactions, totaling $135.3 million in 1994 and $39.7 million in 1993. Prime Group-related commitments accounted for $203.2 million of the off-balance-sheet legal commitments at December 31, 1994, of which KILICO expects to fund $33.0 million.

Effective January 1, 1993, Kemper and its subsidiaries, including KILICO, formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During 1994, KILICO provided $57.3 million of fundings to the MLP projects, compared with fundings of

$54.1 million in 1993. KILICO also received cash from MLP-related sales/paydowns/distributions and refinancings of $102.2 million in 1994 and $130.3 million in 1993. At December 31, 1994, these projects in the MLP accounted for $56.6 million of KILICO's off-balance-sheet legal commitments, of which KILICO expects to fund $48.7 million. Kemper's affected equity interests in real estate are held almost entirely by the real estate subsidiaries of Kemper and KFC. Of KILICO's real estate portfolio at December 31, 1994, approximately $254.3 million, or 28.0 percent, represented loans to and investments in MLP-owned joint ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and FLA all of Bedford's ownership interests in ventures in which Bedford, Kemper, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, Lumbermens, Kemper and certain of their respective subsidiaries. Because Kemper's reserve methodology does not take any credit for such recourse and because Kemper in 1993 had already been recording an aggregate 50 percent of the operating results of the related ventures, this transaction, which simplified the management of Kemper's portfolio, did not have any material adverse impact on Kemper's or KILICO's results of operations or financial condition.

PROVISIONS FOR REAL ESTATE-RELATED LOSSES

KILICO monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. KILICO establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions taking into consideration the effects of recourse to, and subordination of loans held by, affiliated non-life realty companies and calculated in conformity with SFAS 114. (See the discussion of SFAS 114 on page 24 in the note captioned "Summary of Significant Accounting Policies".) KILICO evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate reserve was allocated as follows:

                REAL ESTATE RESERVE
                (in millions)

                                                 JOINT VENTURE   THIRD-PARTY     OTHER REAL
                                                   MORTGAGE       MORTGAGE     ESTATE-RELATED
                                                     LOANS          LOANS       INVESTMENTS     TOTAL
                                                 -------------   -----------   --------------   ------
              Balance at 12/31/92..............     $  64.4         $ 5.0          $ 23.4       $ 92.8
              1993 change in reserve...........       (29.3)         (5.0)            2.6        (31.7)
                                                    -------         -----          ------       ------
              Balance at 12/31/93..............        35.1            --            26.0         61.1
              1994 change in reserve...........       (28.0)         10.4             (.5)       (18.1)
                                                    -------         -----          ------       ------
              Balance at 12/31/94..............     $   7.1         $10.4          $ 25.5       $ 43.0
                                                    =======         =====          ======       ======

In addition to the reserve, KILICO's provision for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by KILICO and including KILICO's share of write-downs by joint ventures) totaling $96.6 million at December 31, 1994 and $88.3 million at December 31, 1993. The 1994 decrease in reserves was primarily due to write-downs which increased in 1994 as reserves for general real estate risks were allocated to certain specific loans and equity investments in real estate, particularly with respect to investments in land (including the Spanish projects). In 1993, KILICO's real estate reserve and write-downs reflected declining valuations in KILICO's real estate portfolio, offset in part by the positive effects of recourse to, and subordination of loans held by, affiliated non-life realty companies. The declining valuations in 1993 reflected KILICO's view, based on economic data then available, that there will be slower than previously anticipated economic growth in the future and therefore slower absorption of real estate, particularly undeveloped land. Due to KILICO's assessment for slower economic growth, its plans with respect to certain projects were changed to reflect deferrals of their commencement or completion.

REAL ESTATE OUTLOOK

KILICO's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by fairly restrictive lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which KILICO has made loans, or additional adverse information becoming known to KILICO through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. KILICO's net income and stockholder's equity could be materially reduced in future periods if real estate market conditions remain stagnant or worsen in areas where KILICO's portfolio is located.

Current conditions in the real estate markets have been adversely affecting the financial resources of certain of KILICO's joint venture partners. Every partner, however, remains active in the control of its respective joint ventures. In evaluating a partner's ability to meet its financial commitments, KILICO considers the amount of all applicable debt and the value of all properties within that portion of KILICO's portfolio consisting of loans to and investments in joint ventures with such partner.

The following table is a summary of KILICO's troubled real estate-related investments:

          TROUBLED REAL ESTATE-RELATED INVESTMENTS
          (BEFORE RESERVES AND WRITE-DOWNS, EXCEPT FOR REAL ESTATE OWNED) (in millions)

                                                                                 DECEMBER 31
                                                                            ---------------------
                                                                             1994           1993
                                                                            ------         ------
              Potential problem loans(1)..................................  $ 57.9         $ 20.2
              Past due loans(2)...........................................      --            2.8
              Nonaccrual loans(3).........................................   274.6          563.6
              Restructured loans (currently performing)(4)................    50.5           56.7
              Real estate owned(5)........................................    57.3           55.1
                                                                            ------         ------
                        Total(6)(7).......................................  $440.3         $698.4
                                                                            ======         ======

---------------
(1) These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
(2) Interest more than 90 days past due but not on nonaccrual status.
(3) KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. The 1994 decrease in nonaccrual loans primarily reflected sales and foreclosures as well as write-offs of certain fully reserved loans.
(4) KILICO defines a "restructuring" of debt as an event whereby KILICO, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between KILICO and the debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that KILICO, at its option, may extend (roll over).
(5) Real estate owned is carried at fair value and includes deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $67.5 million and $20.6 million at December 31, 1994 and 1993, respectively.
(6) Total reserves and cumulative write-downs on properties owned at December 31, 1994 (excluding fair value adjustments to real estate owned) were 16.4 percent of total troubled real estate-related investments and 7.4 percent of KILICO's total real estate portfolio before reserves and write-downs.
(7) Equity investments in real estate are not defined as part of, and therefore are not taken into account in calculating, total troubled real estate. KILICO's equity investments also involve real estate risks. See "Real estate concentrations" above.

Based on the level of troubled real estate-related investments KILICO experienced in 1994 and 1993, KILICO anticipates additional foreclosures and deeds in lieu of foreclosure in 1995 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to KILICO's balance sheet and eliminate KILICO's loans to such ventures.

Due to the adverse real estate environment affecting KILICO's portfolio in recent years, KILICO has continued to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem credits. Since 1991, KILICO has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects. KILICO continues to analyze various potential transactions designed to reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales, mortgage refinancings and real estate investment trusts. However, there can be no assurance that such efforts will result in continued improvements in the performance of KILICO's real estate portfolio.

NET INVESTMENT INCOME

KILICO's pre-tax net investment income totaled $353.1 million in 1994, compared with $339.3 million in 1993 and $404.8 million in 1992. Included in pre-tax net investment income is KILICO's share of the operating losses from equity investments in real estate. KILICO's share of real estate operating losses (excluding write-downs) totaled $1.4 million, $8.6 million and $10.0 million in 1994, 1993 and 1992, respectively. The pre-tax operating results consist of rental and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

          FOREGONE INVESTMENT INCOME
          (dollars in millions)

                                                                          YEAR ENDED DECEMBER 31
                                                                        ---------------------------
                                                                        1994       1993       1992
                                                                        -----      -----      -----
              Fixed maturities.......................................   $  --      $ 8.6      $23.3
              Real estate-related investments........................    28.4       32.2       17.0
                                                                        -----      -----      -----
                     Total...........................................   $28.4      $40.8      $40.3
                                                                        =====      =====      =====
              Basis points...........................................      55         78         78
                                                                        =====      =====      =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at December 31, 1994, KILICO estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. KILICO expects, however, that any adverse effects should be offset to some extent by certain advantages that it expects to realize over time from its other investment strategies, its product mix and its continuing cost-control measures. Other mitigating factors include marketing advantages that could result from KILICO having lower levels of investment risk and earnings improvements from KILICO's ability to adjust crediting rates on annuities and interest-sensitive life products over time.

REALIZED INVESTMENT RESULTS

Reflected in net income are after-tax realized investment losses of $35.5 million, $19.7 million and $62.2 million for 1994, 1993 and 1992, respectively. (See the note captioned "Invested Assets and Related Income" on page 26.) Real estate-related losses declined in 1994 because certain real estate markets began to stabilize and because of the subordinated nature of loans purchased from KILICO and held by affiliated realty companies. The 1994 realized investment losses on bonds were primarily generated by KILICO's third-quarter repositioning of its fixed maturity portfolio, which resulted in an after-tax loss of approximately $16.5 million. The $306.9 million of proceeds from the repositioning, along with $275.0 million of cash and short-term investments, were reinvested primarily in higher yielding U.S. government guaranteed mortgage pass-through securities. Fixed maturity write-downs were insignificant in 1994 due to the increased quality of KILICO's fixed maturity portfolio.

Unrealized gains and losses on fixed maturity investments are not reflected in KILICO's net income. These changes in unrealized value are included within a separate component of stockholder's equity, net of any applicable income taxes. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

KILICO regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

A valuation allowance was established upon adoption of SFAS 109 (and is evaluated as of each reported period end) to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized. (See the note captioned "Income Taxes" on page 30.)

INTEREST RATES

Interest rate fluctuations affect KILICO. The 1993 interest rate environment was characterized by very low short-term rates and a steeply sloped yield curve while 1994 saw rapidly rising short-term interest rates which resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year.

When maturing or sold investments are reinvested at lower yields in a low interest rate environment, KILICO can adjust its crediting rates on fixed annuities and other interest-bearing liabilities. However, competitive conditions and contractual commitments do not always permit the reduction in crediting rates to fully or immediately reflect reductions in investment yield, which can result in narrower spreads.

The lower interest rate environment contributed both to a reduction in KILICO's net investment income in 1993 and 1992, and as interest rates rose during 1994, to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities, compared with higher new money crediting rates, have influenced certain clients to seek alternative products. KILICO mitigates this risk somewhat by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of December 31, 1994, however, were no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions in its fixed maturity investments. KILICO believes, however, that this decline in value should be offset by a decrease in the present value of KILICO's policy liabilities and that its sales of fixed-rate annuity products could increase in a rising interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of claims, expenses, taxes and customers' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities and interest-sensitive life contracts, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" on page 9.)

Policyholder deposits decreased to $215.0 million during 1994 from $246.2 million during 1993, and policyholder withdrawals increased to $652.5 million during 1994 from $516.3 million during 1993, primarily due to planned reductions in crediting rates on general account annuities as well as increased competition. KILICO's late 1994 increases in crediting rates are designed to produce new policyholder deposits and to reduce future withdrawals.

RATINGS

Ratings have become an increasingly important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance and condition of life insurers and their investment portfolios, including those of KILICO. Any reductions in KILICO's claims-paying ability or financial strength ratings could result in its products being less attractive to consumers. Any reductions in Kemper's senior debt ratings could adversely impact Kemper's financial flexibility by limiting Kemper's access to capital or increasing its cost of borrowings.

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Such circumstances could accelerate or increase Kemper's purchases of real estate-related assets from KILICO and FKLA to further support their respective statutory capital positions.

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. In November 1994, after the termination of a merger agreement between Kemper and Conseco, Inc. (see Part I of this Annual Report on Form 10-K), Standard & Poor's Corporation revised its BBB (adequate) senior debt and BB+ (below average) preferred stock ratings of Kemper from "CreditWatch with 'negative' implications" to "CreditWatch with 'developing' implications"; Duff & Phelps Credit Rating Co. revised its A- (high) senior debt rating of Kemper, its AA- (very high) claims-paying ability rating of FKLA and its A+ (high) claims-paying ability rating of KILICO from "Rating Watch-Down" to "Rating Watch-Uncertain"; Moody's Investors Service indicated that it continues to review for possible downgrade its Baa2 (adequate) senior debt rating and Baa3 (adequate) preferred stock rating of Kemper and its Baa1 (adequate) financial strength ratings of FKLA and KILICO; and A.M. Best did not change its A- (excellent) "under review" ratings of FKLA and KILICO. The review status of each of these ratings reflects the fact that Kemper is pursuing strategies to maximize stockholder value, which strategies may result in a change of control of Kemper, KILICO and/or certain of Kemper's subsidiaries.

STOCKHOLDER'S EQUITY

Stockholder's equity totaled $434.0 million at December 31, 1994, compared with $654.6 million and $488.7 million at December 31, 1993 and 1992, respectively. The 1994 and 1993 changes in stockholder's equity were due primarily to capital contributions of $82.5 million and $90.0 million in 1994 and 1993, respectively, an increase in unrealized depreciation of investments of $329.5 million in 1994 and unrealized appreciation of $53.2 million in 1993, and net income of $26.4 million and $14.0 million in 1994 and 1993, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                      PAGE(S)
                                                                                                      ------
Report of Independent Public Accountants.............................................................   18
Consolidated Balance Sheet, December 31, 1994 and 1993...............................................   19
Consolidated Statement of Operations, three years ended December 31, 1994............................   20
Consolidated Statement of Stockholder's Equity, three years ended December 31, 1994..................   21
Consolidated Statement of Cash Flows, three years ended December 31, 1994............................   22
Notes to Consolidated Financial Statements........................................................... 23-36
Supplementary Schedule--Valuation of Qualifying Accounts.............................................   39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Kemper Investors Life Insurance Company:

We have audited the consolidated balance sheet of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the supplementary schedule as listed in the accompanying index. These consolidated financial statements and the supplementary schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the supplementary schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related supplementary schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investment securities to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. Also, as discussed in the notes, effective January 1, 1993, the Company changed its method of accounting for impairment of loans receivable to adopt the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, and changed its method of accounting for income taxes to adopt the provisions of SFAS 109, Accounting for Income Taxes. Further, as discussed in the notes, the Company adopted the provisions of SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions in 1992.

                                       KPMG PEAT MARWICK LLP
Chicago, Illinois
March 3, 1995

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                                          DECEMBER 31
                                                                                 -----------------------------
                                                                                    1994              1993
                                                                                 -----------       -----------
ASSETS
Fixed maturities, available for sale, at market (cost: 1994, $3,707,356;
  1993, $3,333,202)............................................................  $ 3,463,732       $ 3,441,224
Equity securities, at market (cost: 1994, $14,947; 1993, $35,170)..............       14,767            67,700
Short-term investments.........................................................      204,164           402,463
Joint venture mortgage loans...................................................      351,359           730,753
Third-party mortgage loans.....................................................      318,682           132,162
Other real estate-related investments..........................................      237,242           291,489
Policy loans...................................................................      277,743           264,112
Other invested assets..........................................................       25,760            43,267
                                                                                 -----------       -----------
          Total investments....................................................    4,893,449         5,373,170
Cash...........................................................................       23,189             7,487
Accrued investment income......................................................      125,543           132,834
Deferred insurance acquisition costs...........................................      310,465           288,097
Fixed assets, at cost less accumulated depreciation............................        3,735             6,413
Receivable for securities sold.................................................           --            26,631
Reinsurance recoverable........................................................      642,801           745,554
Other assets and receivables...................................................       29,914            34,058
Assets held in separate accounts...............................................    1,507,984         1,499,471
                                                                                 -----------       -----------
          Total assets.........................................................  $ 7,537,080       $ 8,113,715
                                                                                  ==========        ==========
LIABILITIES
Future policy benefits.........................................................  $ 4,843,690       $ 5,040,002
Ceded future policy benefits...................................................      642,801           745,554
Payable for securities purchased...............................................          574            43,758
Other accounts payable and liabilities.........................................       66,687            66,298
Deferred income taxes..........................................................       41,364            64,045
Liabilities related to separate accounts.......................................    1,507,984         1,499,471
                                                                                 -----------       -----------
          Total liabilities....................................................    7,103,100         7,459,128
                                                                                 -----------       -----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares........................        2,500             2,500
Additional paid-in capital.....................................................      491,994           409,423
Unrealized gain (loss) on investments..........................................     (236,443)           93,096
Retained earnings..............................................................      175,929           149,568
                                                                                 -----------       -----------
          Total stockholder's equity...........................................      433,980           654,587
                                                                                 -----------       -----------
          Total liabilities and stockholder's equity...........................  $ 7,537,080       $ 8,113,715
                                                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                        ---------------------------------------
                                                                          1994           1993           1992
                                                                        ---------      ---------      ---------
REVENUE
Net investment income.................................................  $ 353,084      $ 339,274      $ 404,758
Realized investment losses............................................    (54,557)       (27,584)       (83,502)
Fees and other income.................................................     31,950         25,687         32,360
                                                                        ---------      ---------      ---------
          Total revenue...............................................    330,477        337,377        353,616
                                                                        ---------      ---------      ---------
BENEFITS AND EXPENSES
Benefits and interest credited to policyholders.......................    248,494        275,689        348,555
Commissions, taxes, licenses and fees.................................     26,910         33,875         49,309
Operating expenses....................................................     25,324         24,383         38,617
Deferral of insurance acquisition costs...............................    (31,852)       (31,781)       (46,649)
Amortization of insurance acquisition costs...........................     20,809         12,376         29,119
                                                                        ---------      ---------      ---------
          Total benefits and expenses.................................    289,685        314,542        418,951
                                                                        ---------      ---------      ---------
Income (loss) before income tax expense (benefit) and cumulative
  effect of changes in accounting principles..........................     40,792         22,835        (65,335)
Income tax expense (benefit)..........................................     14,431         11,142        (13,730)
                                                                        ---------      ---------      ---------
          Income (loss) before cumulative effect of changes in
            accounting principles.....................................     26,361         11,693        (51,605)
Cumulative effect of changes in accounting principles, net of tax.....         --          2,350           (281)
                                                                        ---------      ---------      ---------
          Net income (loss)...........................................  $  26,361      $  14,043      $ (51,886)
                                                                        =========      =========      =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                        1994            1993            1992
                                                                      ---------       ---------       ---------
CAPITAL STOCK, beginning and end of year............................  $   2,500       $   2,500       $   2,500
                                                                      ---------       ---------       ---------

ADDITIONAL PAID-IN CAPITAL, beginning of year.......................    409,423         310,237         280,237
Capital contributions from Parent...................................     82,500          90,000          30,000
Transfer of limited partnership interest to Parent..................         71           9,186              --
                                                                      ---------       ---------       ---------
          End of year...............................................    491,994         409,423         310,237
                                                                      ---------       ---------       ---------

UNREALIZED GAIN (LOSS) ON INVESTMENTS, beginning of year............     93,096          39,872            (830)
Unrealized gain (loss) on revaluation of investments, net...........   (329,539)         53,224          40,702
                                                                      ---------       ---------       ---------
          End of year...............................................   (236,443)         93,096          39,872
                                                                      ---------       ---------       ---------

RETAINED EARNINGS, beginning of year................................    149,568         136,055         187,941
Net income (loss)...................................................     26,361          14,043         (51,886)
Dividend of limited partnership interest to Parent..................         --            (530)             --
                                                                      ---------       ---------       ---------
          End of year...............................................    175,929         149,568         136,055
                                                                      ---------       ---------       ---------
          Total stockholder's equity................................  $ 433,980       $ 654,587       $ 488,664
                                                                      =========       =========       =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                ------------------------------------------------
                                                                    1994              1993              1992
                                                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...........................................  $     26,361      $     14,043      $    (51,886)
  Reconcilement of net income (loss) to net cash provided:
     Realized investment losses...............................        54,557            27,584            83,502
     Interest credited and other charges......................       242,591           269,766           343,788
     Deferred insurance acquisition costs.....................       (11,043)          (19,405)          (17,529)
     Amortization of discount and premium on investments......        (1,383)             (203)           (4,699)
     Deferred income taxes....................................        20,809            14,596            16,599
     Other, net...............................................       (13,352)           30,148           (33,740)
                                                                ------------      ------------      ------------
          Net cash provided from operating activities.........       318,540           336,529           336,035
                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity........................       144,717           187,949            96,588
     Fixed maturities sold prior to maturity..................       910,913         1,652,119         2,939,784
     Mortgage loans, policy loans and other invested assets...       536,668           881,505           557,237
  Cost of investments purchased or loans originated:
     Fixed maturities.........................................    (1,447,393)       (2,322,085)       (3,456,016)
     Mortgage loans, policy loans and other invested assets...      (281,059)         (443,445)         (326,899)
  Short-term investments, net.................................       198,299          (214,999)          474,280
  Net change in receivable and payable for securities
     transactions.............................................       (16,553)           39,078           (70,088)
  Net reductions in fixed assets..............................         2,678             8,062             2,667
                                                                ------------      ------------      ------------
          Net cash provided by (used in) investing
            activities........................................        48,270          (211,816)          217,553
                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits.................................................       215,034           246,219           440,576
     Withdrawals..............................................      (652,513)         (516,340)         (498,287)
  Capital contributions from Parent...........................        82,500            90,000            30,000
  Reinsured life reserves.....................................            --                --          (515,684)
  Other.......................................................         3,871            16,776             7,934
                                                                ------------      ------------      ------------
          Net cash used in financing activities...............      (351,108)         (163,345)         (535,461)
                                                                ------------      ------------      ------------
               Net increase (decrease) in cash................        15,702           (38,632)           18,127
CASH, beginning of period.....................................         7,487            46,119            27,992
                                                                ------------      ------------      ------------
CASH, end of period...........................................  $     23,189      $      7,487      $     46,119
                                                                ============      ============      ============

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products and interest-sensitive life insurance products marketed primarily through a network of financial institutions, nonaffiliated and affiliated securities brokerage firms, insurance agents and financial planners. The Company is a wholly-owned subsidiary of Kemper Financial Companies, Inc. ("KFC"), which in turn is a holding company formed by Kemper Corporation ("Kemper"), the Company's ultimate parent.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated.

Life insurance revenue and expenses

Revenue for annuities and interest-sensitive life products consists of investment income, and policy charges such as mortality, expense and surrender charges. Expenses consist of benefits and interest credited to contracts, policy maintenance costs and amortization of deferred insurance acquisition costs. Also reflected in fees and other income are ceding commissions received as a result of certain reinsurance transactions entered into by the Company during 1992. (See the note captioned "Reinsurance" on page 33.)

Deferred insurance acquisition costs

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Beginning in 1994, deferred insurance acquisition costs reflect the estimated impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio, through a credit or charge to stockholder's equity, net of income tax.

Future policy benefits

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 4 percent to 8.75 percent. Future minimum guaranteed interest rates vary from 4 percent to 8.75 percent for periods ranging from a portion of 1995 up to a portion of 1999 and are generally 3 percent to 4.5 percent thereafter. For contracts that have annuitized, interest rates that are used in determining the present value of future payments range principally from 3 percent to 11.25 percent.

Invested assets and related income

Investments in fixed maturities (bonds and redeemable preferred stocks) are carried at market value at December 31, 1994 and 1993, as they are currently considered available for sale. Short-term investments are carried at cost, which approximates market value. Equity securities of nonrelated companies are generally carried at market value using the closing prices as of the balance sheet date derived from either a major securities exchange or the National Association of Securities Dealers Automated Quotations system.

Mortgage loans are carried at their unpaid balance net of unamortized discount and any applicable reserve. Other real estate-related investments net of any applicable reserve and write-downs include certain bonds issued by real estate finance or development companies; notes receivable from real estate ventures; investments in real estate ventures carried at cost, adjusted for the equity in the operating income or loss of such ventures; and real estate owned carried primarily at fair value.

The Company evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Real estate reserves are

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, indicate a likelihood of loss. Generally, the reserve is based upon the excess of the loan amount over the estimated future cash flows from the loan discounted at the loan's contractual rate of interest taking into consideration the effects of recourse to, and subordination of loans held by, affiliated non-life realty companies. Changes in the Company's real estate reserves and write-downs are included in revenue as realized investment gain or loss. (See "Real estate-related investments" on page 10.)

The Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan, in the fourth quarter of 1993. SFAS 114 defines "impaired loans" as loans in which it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In the fourth quarter of 1994, the Company adopted SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. SFAS 118 amends SFAS 114, providing clarification of income recognition issues and requiring additional disclosures relating to impaired loans. The adoption of SFAS 118 had no effect on the Company's financial position or results of operations at or for the year ended December 31, 1994.

At December 31, 1994 and 1993, total impaired loans amounted to $75.9 million and $179.4 million, respectively. Impaired loans with reserves were $67.6 million and $91.9 million with corresponding reserves of $18.8 million and $38.5 million at December 31, 1994 and 1993, respectively. In determining reserves relative to impaired loans, the Company also considered the deficit in equity investments in real estate of $2.0 million and $35.0 million at December 31, 1994 and 1993, respectively. (See the real estate reserve table on page 13.)

The Company had an average balance of $93.9 million and $158.0 million in impaired loans for 1994 and 1993, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance. At December 31, 1994 and 1993, loans on nonaccrual status amounted to $274.6 million and $563.6 million, respectively. Impaired loans are generally included in the Company's nonaccrual loans. The additional amount of nonaccrual loans in excess of impaired loans represents the Company's consideration of market risks associated with the real estate loan portfolio.

Upon adoption of SFAS 114, the Company determined that its previous disclosures relating to impaired loans and recorded real estate reserves were adequate. As such, restating prior quarters' operating results for the impact of SFAS 114 was not considered necessary.

Policy loans are carried at their unpaid balance. Other invested assets consist primarily of venture capital and a leveraged lease and are carried at cost.

Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Unrealized gains or losses on revaluation of investments are credited or charged to stockholder's equity net of deferred income tax.

The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in net interest income. Amortization of the discount or premium from mortgage-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying mortgage loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of mortgage-backed securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturities deemed to be impaired on an other-than-temporary basis, or on mortgage loans, real estate-related bonds and other real estate loans where the likelihood of collection of interest is doubtful.

Separate account business

The assets and liabilities of the separate accounts represent segregated funds administered and invested by the Company for purposes of funding variable annuity and variable life insurance contracts for the exclusive benefit of variable annuity and variable life insurance contract holders. The Company receives administrative fees from the separate account and

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) retains varying amounts of withdrawal charges to cover expenses in the event of early withdrawals by contract holders. The assets and liabilities of the separate accounts are carried at market value.

Income tax

The operations of the Company are included in the consolidated federal income tax return of Kemper. Income taxes receivable or payable are determined on a separate return basis, and payments are received from or remitted to Kemper pursuant to a tax allocation arrangement between Kemper and its subsidiaries, including the Company. The Company generally receives a tax benefit for losses to the extent such losses can be utilized in Kemper's consolidated tax return.

Upon adoption of SFAS 109, Accounting for Income Taxes, effective January 1, 1993, deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities. Deferred income tax previously was provided on the tax effects of timing differences between financial statement and taxable income.

Fixed assets

Fixed assets, consisting primarily of electronic data processing equipment, are recorded at cost and are depreciated over the useful lives of the assets on a straight-line method. At December 31, 1994 and 1993, the accumulated depreciation on fixed assets was $20.8 million and $21.6 million, respectively.

Other

Certain reclassifications have been made in the consolidated financial statements for the years 1993 and 1992 to conform to 1994 reporting.

(2) CASH FLOW INFORMATION

The Company defines cash as cash in banks and money market accounts. Federal income tax paid to (refunded by) Kemper under the tax allocation arrangement for the years ended December 31, 1994, 1993 and 1992 amounted to $(10.7) million, $4.2 million and $7.8 million, respectively.

Not reflected in the statement of cash flows are rollovers of mortgage loans, other loans and investments totaling $57 million, $146 million and $229 million in 1994, 1993 and 1992, respectively.

Reflected in the statement of cash flows is the 1992 sale of $515.7 million of reinsured life reserves for which the Company delivered an investment portfolio that included $151.4 million of mortgage loans, $294.8 million of fixed maturities and $69.5 million of other investments.

The Company also transferred its equity ownership interests in two limited partnerships during 1994 and 1993. (See the note captioned "Related-Party Transactions" on page 32.)

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME

Fixed maturities are considered available for sale, depending upon certain economic and business conditions. The Company is carrying its fixed maturity investment portfolio at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity net of any applicable income tax effect. The carrying value (estimated market value) of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, at December 31, 1994 and 1993, was as follows:

                                                                                           ESTIMATED UNREALIZED
                                                                CARRYING     AMORTIZED     ---------------------
                       (in thousands)                            VALUE          COST        GAINS       LOSSES
                                                               ----------    ----------    --------    ---------
1994
U.S. treasury securities and obligations of U.S. government
  agencies and authorities...................................  $   10,682    $   10,998    $     24    $    (340)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed..................................      25,021        25,691          --         (670)
Debt securities issued by foreign governments................     109,624       120,950          50      (11,376)
Corporate securities.........................................   1,679,428     1,805,933       7,027     (133,532)
Mortgage-backed securities...................................   1,638,977     1,743,784          --     (104,807)
                                                               ----------    ----------    --------    ---------
       Total fixed maturities................................  $3,463,732    $3,707,356    $  7,101    $(250,725)
                                                               ==========    ==========    ========    =========

1993
U.S. treasury securities and obligations of U.S. government
  agencies and authorities...................................  $   11,686    $   11,464    $    240    $     (18)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed..................................      16,434        15,232       1,202           --
Debt securities issued by foreign governments................     114,275       112,825       2,782       (1,332)
Corporate securities.........................................   2,025,888     1,948,268      89,445      (11,825)
Mortgage-backed securities...................................   1,272,941     1,245,413      34,268       (6,740)
                                                               ----------    ----------    --------    ---------
       Total fixed maturities................................  $3,441,224    $3,333,202    $127,937    $ (19,915)
                                                               ==========    ==========    ========    =========

Upon default or indication of potential default by an issuer of fixed maturity securities, the Company-owned issue(s) of such issuer would be placed on nonaccrual status and, since declines in market value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value, determined in the manner described in the following paragraph, during the fiscal quarter in which the impairment was determined to have become other than temporary, unless such net realizable value exceeded the Company's carrying value for such issue. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

The Company's computation of net realizable value involves judgments and estimates, so such value should be used with care. Such value determination considers such factors as the existence and value of any collateral security; the capital structure of the issuer; the level of actual and expected market interest rates; where the issue ranks in comparison with other debt of the issuer; the economic and competitive environment of the issuer and its business; the Company's view on the likelihood of success of any proposed issuer restructuring plan; and the timing, type and amount of any restructured securities that the Company anticipates it will receive.

The Company's $907 million real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. (See "Real estate-related investments" on page 10.) At December 31, 1994, the Company had $216.2 million of mortgage loans and other real estate-related investments (net of reserves and write-downs) that were non-income producing for the preceding 12 months.

At December 31, 1994, securities carried at approximately $5.3 million were on deposit with governmental agencies as required by law.

Proceeds from sales of investments in fixed maturities prior to maturity were $910.9 million, $1.7 billion and $2.9 billion during 1994, 1993 and 1992, respectively. Gross gains of $6.0 million, $80.4 million and $69.5 million and gross losses of $55.9 million, $37.8 million and $101.7 million were realized on sales of fixed maturities in 1994, 1993 and 1992, respectively. Gross unrealized gains and losses on equity securities at December 31, 1994 amounted to $469 thousand and $649 thousand, respectively.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
The following table sets forth the maturity aging schedule of fixed maturity investments at December 31, 1994:

                                                                                        CARRYING     AMORTIZED
                                   (in thousands)                                        VALUE       COST VALUE
                                                                                       ----------    ----------
One year or less....................................................................   $    1,135    $    1,135
Over one year through five..........................................................      346,841       357,697
Over five years through ten.........................................................    1,011,526     1,088,547
Over ten years......................................................................      465,253       516,193
Securities not due at a single maturity date(1).....................................    1,638,977     1,743,784
                                                                                       ----------    ----------
       Total fixed maturities.......................................................   $3,463,732    $3,707,356
                                                                                       ==========    ==========

---------------
(1) Weighted average maturity of 7 years.

The sources of net investment income were as follows:

                            (in thousands)                                  1994          1993          1992
                                                                          --------      --------      --------
Interest and dividends on fixed maturities.............................   $274,231      $221,144      $210,047
Dividends on equity securities.........................................      1,751         3,084         2,061
Income from short-term investments.....................................     10,668        12,155        18,249
Income from mortgage loans.............................................     41,713        82,028       149,816
Income from policy loans...............................................     18,517        16,826        17,052
Income from other real estate-related investments......................     21,239        11,755        17,915
Income from other loans and investments................................      3,533         8,008         2,580
                                                                          --------      --------      --------
       Total investment income.........................................    371,652       355,000       417,720
Investment expense.....................................................    (18,568)      (15,726)      (12,962)
                                                                          --------      --------      --------
       Net investment income...........................................   $353,084      $339,274      $404,758
                                                                          =========     =========     =========

Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between market and amortized cost, adjusted for other-than-temporary declines in value; equity securities and other--the difference between market value and cost. The realized and change in unrealized investment gains (losses) by class of investment for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                                              REALIZED GAINS (LOSSES)
                                                                     ------------------------------------------
                         (in thousands)                                1994             1993             1992
                                                                     --------         --------         --------
Real estate-related..............................................    $(41,720)        $(79,652)        $(94,995)
Fixed maturities.................................................     (49,857)          36,234           11,150
Equity securities................................................      28,243           17,086              109
Other............................................................       8,777           (1,252)             234
                                                                     --------         --------         --------
  Realized investment losses before income tax benefit...........     (54,557)         (27,584)         (83,502)
Income tax benefit...............................................     (19,095)          (7,917)         (21,256)
                                                                     --------         --------         --------
  Net realized investment losses.................................    $(35,462)        $(19,667)        $(62,246)
                                                                     =========        =========        =========

                                                                       CHANGE IN UNREALIZED GAINS (LOSSES)
                                                                    ------------------------------------------
                         (in thousands)                               1994             1993             1992
                                                                    ---------         -------         --------
Fixed maturities................................................    $(351,646)        $60,258         $ 88,820
Equity securities...............................................      (32,710)         19,882           14,882
Adjustment to deferred insurance acquisition costs..............       11,325           --               --
                                                                    ---------         -------         --------
  Unrealized gain (loss) before income tax......................     (373,031)         80,140          103,702
Income tax expense (benefit)....................................      (43,492)         26,916           20,968
                                                                    ---------         -------         --------
       Net unrealized gain (loss) on investments................    $(329,539)        $53,224         $ 82,734
                                                                    ==========        ========        =========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) UNCONSOLIDATED INVESTEES

At December 31, 1994, KILICO, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. Also, KILICO and Lumbermens Mutual Casualty Company ("Lumbermens") and certain subsidiaries of Kemper and Lumbermens are partners in a master limited partnership (the "MLP") formed, effective January 1, 1993, to hold the equity interests each partner's organization separately held previously in joint ventures with Peter B. Bedford or his affiliates ("Bedford"), and in January 1994, the MLP acquired substantially all of Bedford's interests in such joint ventures. Kemper and Lumbermens each own 50 percent of the MLP.

The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

Selected financial information, as of December 31, 1994 and 1993, is presented below separately for the MLP, ventures with the Prime Group, Inc. or its affiliates ("Prime"), and other real estate-related partnerships. (See the note captioned "Concentration of Credit Risk" on page 30.) Such real estate-related information for 1994 and 1993 was based on unaudited financial information received by the Company from the respective entities.

SELECTED FINANCIAL INFORMATION
(in thousands)

                                                                                  REAL ESTATE-RELATED
                                                                -------------------------------------------------------
                                                                                    PRIME-RELATED
                                                                              -------------------------
                                                                   MLP          DOMESTIC       SPANISH        OTHER
                                                                 VENTURES     PARTNERSHIPS    PROJECTS     PARTNERSHIPS
                                                                ----------    ------------    ---------    ------------
1994
Revenue......................................................   $  104,827      $ 14,966      $  22,095     $ 52,295
Expenses.....................................................      192,492        18,881         45,256       49,011
                                                                ----------    ------------    ---------     --------
Operating income (loss)......................................      (87,665)       (3,915)       (23,161)       3,284
Asset writedowns(1)..........................................      (23,536)         (621)      (102,031)     (17,037)
                                                                ----------    ------------    ---------     --------
Net loss.....................................................   $ (111,201)     $ (4,536)     $(125,192)    $(13,753)
                                                                ==========     =========      =========     ========
The Company's share of operating loss(1).....................   $     (121)     $ (1,140)     $  --         $   (145)
                                                                ==========     =========      =========     ========
The Company's share of net loss(1)...........................   $     (156)     $ (1,244)     $  --         $ (4,915)
                                                                ==========     =========      =========     ========
Properties at cost, net of depreciation......................   $  879,352      $ 55,804      $ 338,923     $ 38,075
                                                                ==========     =========      =========     ========
Total assets.................................................   $1,049,019      $ 77,751      $ 373,637     $153,785
                                                                ==========     =========      =========     ========
Mortgages, notes payable and related accrued interest payable to:
  The Company................................................   $  207,909      $ 31,767      $  36,606     $  7,436
  Kemper subsidiaries other than the Company.................      417,967         2,713        394,764        2,411
  Lumbermens.................................................      181,325        --             92,592       26,734
  Fidelity Life Association..................................       46,036        --             --           --
  Other third parties........................................      411,795        42,048         98,076       51,303
Total liabilities............................................   $1,354,624      $ 82,770      $ 660,557     $110,334
                                                                ==========     =========      =========     ========
The Company's net equity investment(1).......................   $    1,953      $   (585)     $  36,624     $  7,415
                                                                ==========     =========      =========     ========

---------------
(1) Excluded from the Company's share of operating and net losses and related net equity investment in real estate-related entities is interest expense related to loans by the Company which are on nonaccrual status and write-downs taken directly by the Company. Included in the Company's share of current year results are immaterial prior year audit adjustments by the respective entities.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) UNCONSOLIDATED INVESTEES (CONTINUED)
Included in the immediately preceding and immediately following tables are real estate loans to partnerships or corporations in which the Company and other Kemper subsidiaries hold equity interests. At December 31, 1994, the Company had other joint venture-related loans totaling $16.0 million before reserves, not included in the table above, to partnerships in which the Company has options to acquire equity interests or has made loans with additional interest features. These joint venture-related loans totaled $38.5 million at December 31, 1993. Also at December 31, 1994, the Company had joint venture-related loans totaling $37.5 million before reserves, not included in the table above, to partnerships in which Lumbermens and Fidelity Life Association, an affiliated mutual insurance company ("FLA"), had equity interests. These joint venture-related loans totaled $68.1 million before reserves at December 31, 1993. (See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" on page 34.)

SELECTED FINANCIAL INFORMATION
(in thousands)

                                                                                  REAL ESTATE-RELATED
                                                                 ------------------------------------------------------
                                                                                    PRIME-RELATED
                                                                               ------------------------
                                                                    MLP          DOMESTIC      SPANISH        OTHER
                                                                  VENTURES     PARTNERSHIPS    PROJECTS    PARTNERSHIPS
                                                                 ----------    ------------    --------    ------------
1993
Revenue.......................................................   $  101,694      $ 50,636      $ 36,607      $ 60,701
Expenses......................................................      226,282        65,824        76,449        66,978
                                                                 ----------    ------------    --------    ------------
Operating loss................................................     (124,588)      (15,188)      (39,842)       (6,277)
Asset writedowns(1)...........................................     (107,135)           --       (39,274)           --
                                                                 ----------    ------------    --------    ------------
Net loss......................................................   $ (231,723)     $(15,188)     $(79,116)     $ (6,277)
                                                                 ==========     =========      =========    =========
The Company's share of operating loss(1)......................   $     (172)     $ (7,548)     $     --      $   (852)
                                                                 ==========     =========      =========    =========
The Company's share of net loss(1)............................   $     (409)     $ (7,548)     $     --      $   (852)
                                                                 ==========     =========      =========    =========
Properties at cost, net of depreciation.......................   $1,161,025      $278,635      $253,321      $ 46,184
                                                                 ==========     =========      =========    =========
Total assets..................................................   $1,426,638      $375,738      $292,825      $225,019
                                                                 ==========     =========      =========    =========
Mortgages, notes payable and related accrued interest payable to:
  The Company.................................................   $  298,447      $ 48,303      $ 31,871      $  5,287
  Kemper subsidiaries other than the Company..................      490,031        56,602       305,335         5,430
  Lumbermens..................................................      245,890        17,262        51,423        30,226
  Fidelity Life Association...................................       65,691            --            --            --
  Other third parties.........................................      752,239       199,765        88,558        56,622
Total liabilities.............................................   $1,895,260      $390,888      $539,728      $153,334
                                                                 ==========     =========      =========    =========
The Company's net equity investment(1)........................   $   18,548      $  7,626      $ 31,871      $ 15,524
                                                                 ==========     =========      =========    =========

---------------
(1) Excluded from the Company's share of operating and net losses and related net equity investment in real estate-related entities is interest expense related to loans by the Company which are on nonaccrual status and write-downs taken directly by the Company. Included in the Company's share of current year results are immaterial prior year audit adjustments by the respective entities.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist, including mortgage-backed securities and real estate. These concentrations are discussed in "INVESTMENTS" on page 9.

The Company had $246.3 million (5.0 percent of invested assets and cash), $240.5 million (4.9 percent of invested assets and cash) and $102.8 million (2.1 percent of invested assets and cash) of mortgage loans and other real estate investments in California, Illinois and Texas, respectively, at December 31, 1994. The majority of the Illinois and Texas loans and other investments are Prime-related. The majority of the California loans and other investments are MLP-related. (See the note captioned "Unconsolidated Investees.")

The Company had $184.9 million (3.8 percent of invested assets and cash) of below investment-grade securities (including real estate-related bonds) totaling $49.9 million, or 1.0 percent of invested assets and cash) at December 31, 1994.

At December 31, 1994, the Company held only one investment which exceeded 10 percent of stockholder's equity. This investment, amounting to $47.6 million, is a joint venture mortgage loan to Lisle Park Plaza.

The following table shows the amounts of the Company's real estate portfolio at December 31, 1994 which consisted of loans to or investments in joint ventures with the MLP and Prime:

                                      (in millions)                                          MLP       PRIME
                                                                                            ------     ------
Mortgage loans............................................................................  $161.6     $150.3
Real estate-related bonds.................................................................     2.9       36.2
Other real estate loans...................................................................    54.5       29.7
Real estate owned.........................................................................    98.3       --
Equity investments........................................................................     7.4       42.9
Reserves..................................................................................    (8.9)     (21.0)
Write-downs...............................................................................   (61.5)       (.1)
                                                                                            ------     ------
  Total...................................................................................  $254.3     $238.0
                                                                                            ======     ======

(6) INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 1994, 1993 and 1992:

                            (in thousands)                                 1994           1993           1992
                                                                         --------       --------       ---------
Current................................................................  $ (6,898)      $ (5,773)      $  (9,457)
Deferred...............................................................    21,329         16,915          (4,273)
                                                                         --------       --------       ---------
          Total........................................................  $ 14,431       $ 11,142       $ (13,730)
                                                                         ========       ========       =========

The actual income tax expense (benefit) for 1994, 1993 and 1992 differed from the "expected" tax expense (benefit) for those years as displayed below. "Expected" tax expense (benefit) was computed by applying the U.S. federal corporate tax rate of 35 percent in 1994 and 1993 and 34 percent for 1992 to income (loss) before income tax expense (benefit) and cumulative effect of changes in accounting principles.

                            (in thousands)                                 1994           1993           1992
                                                                         --------       --------       ---------
Computed expected tax expense (benefit)................................  $ 14,277       $  7,992       $ (22,214)
Difference between "expected" and actual tax expense (benefit):
  State taxes..........................................................       645            332             777
  Foreign tax credit...................................................      (155)           358            (611)
  Change in tax rate...................................................     --             1,441          --
  Change in valuation allowance........................................     --               701          --
  Unutilized capital losses............................................     --             --              8,286
  Other, net...........................................................      (336)           318              32
                                                                         --------       --------       ---------
          Total actual tax expense (benefit)...........................  $ 14,431       $ 11,142       $ (13,730)
                                                                         ========       ========       =========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)
The Company adopted SFAS 109, Accounting for Income Taxes, as of January 1, 1993. SFAS 109 established new principles for calculating and reporting the effects of income taxes in financial statements. SFAS 109 replaced the income statement orientation inherent in APB Opinion 11 with a balance sheet approach. Under the new approach, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.

The implementation of SFAS 109 resulted in a one-time increase to earnings of $2.4 million in the first quarter of 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

Upon adoption of SFAS 109, a valuation allowance was established to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Kemper's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During 1994, the valuation allowance was increased by $85.3 million. This increase in the valuation allowance is solely attributable to the decrease in the net deferred federal tax liability from unrealized losses on investments.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax liability were as follows:

                                                                                           DECEMBER 31,
                                                                                     ------------------------
                                  (in thousands)                                       1994            1993
                                                                                     ---------       --------
Deferred federal tax assets:
  Unrealized losses on investments.................................................  $  85,331       $     --
  Life policy reserves.............................................................     51,519         60,446
  Real estate-related..............................................................     39,360         45,851
  Other investment-related.........................................................      7,435         12,498
  Other............................................................................      6,415          5,804
                                                                                     ---------       --------
     Total deferred federal tax assets.............................................    190,060        124,599
  Valuation allowance..............................................................   (100,532)       (15,201)
                                                                                     ---------       --------
     Total deferred federal tax assets after valuation allowance...................     89,528        109,398
                                                                                     ---------       --------
Deferred federal tax liabilities:
  Deferred insurance acquisition costs.............................................    108,663        100,834
  Unrealized gains on investments..................................................     --             49,193
  Depreciation and amortization....................................................     18,878         21,367
  Other............................................................................      3,351          2,049
                                                                                     ---------       --------
     Total deferred federal tax liabilities........................................    130,892        173,443
                                                                                     ---------       --------
Net deferred federal tax liabilities...............................................  $ (41,364)      $(64,045)
                                                                                     =========       ========

The valuation allowance of $100.5 million is subject to future adjustments based on, among other items, Kemper's estimates of future operating earnings and capital gains.

Pursuant to the deferred method under APB Opinion 11, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)
The sources of deferred tax expense (benefit) and their tax effect were as follows:

                                          (in thousands)                                               1992
                                                                                                     --------
Deferred insurance acquisition costs..............................................................   $  6,172
Future policy benefit reserves tax adjustment.....................................................      5,692
Timing differences in recognition of accrued liabilities for GAAP and tax purposes................       (397)
Tax versus GAAP separate account gain.............................................................     (3,277)
Tax versus GAAP capital losses....................................................................      4,350
GAAP versus tax investment income on bonds........................................................     (4,380)
Joint venture partnership income adjustments......................................................      1,491
Leasing transactions..............................................................................      2,567
Change in real estate reserve.....................................................................    (21,305)
Tax capitalization of policy acquisition costs....................................................        555
Tax versus GAAP depreciation......................................................................        490
Unutilized capital losses.........................................................................      8,286
Other, net........................................................................................     (4,517)
                                                                                                     --------
          Total...................................................................................   $ (4,273)
                                                                                                     ========

The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

(7) RELATED-PARTY TRANSACTIONS

The Company received cash capital contributions from KFC of $82.5 million, $90.0 million and $30.0 million during 1994, 1993 and 1992, respectively.

In 1994 and 1993, the Company transferred the majority of its deficit equity ownership interest in two limited partnerships to KFC resulting in an increase of the Company's additional paid-in capital of $71 thousand and $9.2 million, respectively. The Company also paid a non-cash dividend of $530 thousand to KFC in December 1993, which represented the positive equity ownership interests of the majority of one of its limited partnerships. Net losses associated with the Company's ownership interests in these limited partnerships amounted to $1.4 million, $5.4 million and $3.9 million in 1994, 1993 and 1992, respectively, and are included in the Company's consolidated statement of operations.

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 1994 and 1993, joint venture mortgage loans totaled $351 million and $731 million, respectively, and during 1994, 1993 and 1992, the Company earned interest income on these joint venture loans of $22.0 million, $63.1 million and $116.3 million, respectively.

As of January 1, 1993, all of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. Prior to January 1, 1993, the majority of the Company's personnel were employees of another affiliated company, Kemper Financial Services, Inc. ("KFS"). The Company is allocated expenses for the utilization of KFS and FKLA employees and facilities and the information systems of Kemper Service Company ("KSvC") based on the Company's share of administrative, legal, marketing, investment management, information systems and operation and support services. During 1994, 1993 and 1992, expenses allocated to the Company from KFS and KSvC amounted to $6.5 million, $3.1 million and $28.2 million, respectively. The Company also paid to KFS investment management fees of $6.0 million, $6.7 million and $5.9 million during 1994, 1993 and 1992, respectively. The Company paid Kemper Sales Company $7.1 million in 1992 for services relating to the distribution of the Company's products. In addition, expenses allocated to the Company from FKLA during 1994, 1993 and 1992 amounted to $11.1 million, $13.1 million and $1.1 million, respectively.

During 1994, 1993 and 1992, the Company sold certain mortgages and real estate-related investments, net of reserves, amounting to approximately $154.0 million, $343.7 million and $144.8 million respectively, to KFC Portfolio Corp., an affiliated non-life realty company, in exchange for cash. No gain or loss was recognized on the sales.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) REINSURANCE

In the ordinary course of business, the Company enters into reinsurance agreements to diversify risk and limit its overall financial exposure to certain blocks of fixed-rate annuities. The Company generally cedes 100 percent of the related annuity liabilities under the terms of the reinsurance agreements. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liabilities and obligations to policyholders. As such, these amounts paid or deemed to have been paid are recorded on the Company's consolidated balance sheet as reinsurance recoverables and ceded future policy benefits.

In 1992 and 1991, the Company entered into 100 percent indemnity reinsurance agreements ceding $515.7 million and $416.3 million, respectively, of its fixed-rate annuity liabilities to FLA. FLA is a mutual insurance company that shares common management with the Company and FKLA and certain common board members with the Company and Kemper. The 1992 reinsurance agreement resulted in the sale to FLA of approximately $500 million of certain assets, including $151 million of mortgage loans, while the 1992 agreement was all cash. As of December 31, 1994, the reinsurance recoverable related to the fixed-rate annuity liabilities ceded to FLA amounted to approximately $643 million.

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and FKLA sponsor a welfare plan that provides medical and life insurance benefits to their retired and active employees and the Company is allocated a portion of the costs of providing such benefits. The Company is self insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $10,000 per participant.

The discount rate used in determining the allocated postretirement benefit obligation was 8 percent and 7 percent for 1994 and 1993, respectively. The assumed health care trend rate used was based on projected experience for 1994 and 1995, 10 percent in 1996, gradually declining to 6 percent by the year 1999 and remaining at that level thereafter.

The status of the plan as of December 31, 1994 and 1993, was as follows:

Accumulated postretirement benefit obligation:

                                        (in thousands)                                           1994     1993
                                                                                                 ----     ----
Retirees......................................................................................   $206     $171
Fully eligible active plan participants.......................................................     58       90
Other active plan participants................................................................    101      159
Unrecognized gain from actuarial experience...................................................    314      223
                                                                                                 ----     ----
          Accrued liability...................................................................   $679     $643
                                                                                                 ====     ====
Components of the net periodic postretirement benefit cost:

                                        (in thousands)                                           1994     1993
                                                                                                 ----     ----
Service cost-benefits attributed to service during the period.................................   $ 31     $ 84
Interest cost on accumulated postretirement benefit obligations...............................     43       41
Amortization of unrecognized actuarial gain...................................................    (35)     --
                                                                                                 ----     ----
          Total...............................................................................   $ 39     $125
                                                                                                 ====     ====

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by $48 thousand and $69 thousand, respectively, and the net postretirement health care interest and service costs for the years ended December 31, 1994 and 1993 by $14 thousand and $19 thousand, respectively.

During 1994, the Company adopted certain severance-related policies to provide benefits, generally limited in time, to former or inactive employees after employment but before retirement. The effect of adopting these policies was immaterial.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

Although none of the Company or its joint venture projects have been identified as a "potentially responsible party" under federal environmental guidelines, inherent in the ownership of or lending to real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned on properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate due to, among other factors, the unknown magnitude of possible exposures, the unknown timing and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" below for the discussion regarding the Company's loan commitments and standby financing agreements.

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 1994 and prior. The Company's financial statements include provisions for all known assessments that will be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders. (See "Guaranty association assessments" on page 2.) The Company is also contingently liable for any future guaranty fund assessments related to insolvencies of unaffiliated insurance companies, for which the life insurance industry has been unable to estimate the cost to cover losses to policyholders. No specific amount can be reasonably estimated for such insolvencies as of December 31, 1994.

(11) FINANCIAL INSTRUMENTS--OFF BALANCE-SHEET RISK

At December 31, 1994, the Company had loan commitments and stand-by financing agreements totaling $376.1 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be secured by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. The Company presently expects to fund approximately $96.5 million of these arrangements. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of business for other than trading purposes to hedge exposures in foreign currency fluctuations related to certain foreign fixed maturity securities held by the Company. The following table summarizes various information regarding these derivative financial instruments as of December 31, 1994 and 1993:

                                                                                                                        WEIGHTED
                                                                                                           WEIGHTED      AVERAGE
                                                                                                           AVERAGE      REPRICING
                         (in thousands)                             NOTIONAL    CARRYING    ESTIMATED      YEARS TO     FREQUENCY
                              1994                                   AMOUNT      VALUE      FAIR VALUE    EXPIRATION     (DAYS)
-----------------------------------------------------------------   --------    --------    ----------    ----------    ---------
Non-trading foreign exchange forward options.....................   $ 34,541     $   18       $   18          .25           30

                              1993
-----------------------------------------------------------------
Non-trading foreign exchange forward options.....................     69,241      2,194        2,194          .22           30

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

The Company's hedges relating to foreign currency exposure are implemented using forward contracts on foreign currencies. These are generally short duration contracts with U.S. money-center banks. The Company records realized and unrealized gains and losses on such investments in net income on a current basis. The amounts of gain (loss) included in net income during 1994, 1993 and 1992 totaled $6.4 million, $(2.8) million and $(2.4) million, respectively.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value disclosures are required under SFAS 107. Such fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. A significant portion of the Company's financial instruments are carried at fair value. (See the note captioned "Invested Assets and Related Income" on page 26.) Fair value estimates for financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

Fair value estimates are determined for existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and certain liabilities that are not considered financial instruments. Accordingly, the aggregate fair value estimates presented do not represent the underlying value of the Company. For example, the Company's subsidiaries are not considered financial instruments, and their value has not been incorporated into the fair value estimates. In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Fixed maturities: Fair values for fixed maturity securities carried at market value were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of market values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, Kemper Financial Services, Inc.

Equity securities: Fair values for equity securities were based upon quoted market prices.

Cash and short-term investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values.

Mortgage loans and other real estate-related investments: Fair values for mortgage loans and other real estate-related investments were estimated on a project-by-project basis. Generally, the projected cash flows of the collateral are discounted using a discount rate of 10 to 12 percent. The resulting collateral estimates were then used to determine the value of the Company's real estate-related investments. The estimate of fair value should be used with care given the inherent difficulty of estimating the fair value of real estate due to the lack of a liquid quotable market.

Other loans and investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values. The fair values of policy loans were estimated by discounting the expected future cash flows using an interest rate charged on policy loans for similar policies currently being issued.

Life policy benefits: Fair values of the life policy benefits regarding investment contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1994 and 1993 to be 5.5 percent and 5.0 percent, respectively, while the assumed average market crediting rate was 6.5 percent in 1994 and 5.25 percent in 1993.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying values and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 were as follows:

                                                                                 DECEMBER 31
                                                            -----------------------------------------------------
                                                                      1994                         1993
                                                            ------------------------     ------------------------
                                                             CARRYING        FAIR         CARRYING        FAIR
                     (in thousands)                           VALUE         VALUE          VALUE         VALUE
                                                            ----------    ----------     ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities(1)....................................   $3,463,732    $3,463,732     $3,441,224    $3,441,224
  Equity securities......................................       14,767        14,767         67,700        67,700
  Cash and short-term investments........................      227,353       227,353        409,950       409,950
  Mortgage loans and other real estate-related assets....      907,283       804,867      1,154,404     1,010,038
  Policy loans...........................................      277,743       277,743        264,112       264,112
  Other invested assets..................................       25,760        25,760         43,267        43,267
Financial instruments recorded as liabilities:
  Life policy benefits...................................    4,843,690     4,709,561      5,040,002     5,120,000

---------------
(1) Includes $18 and $2,200 carrying value and fair value for 1994 and 1993, respectively, of derivative securities used to hedge the foreign currency exposure on certain specific foreign fixed maturity investments.

(14) STOCKHOLDER'S EQUITY--RETAINED EARNINGS

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. (See "Restrictions on dividends" on page 6.) The maximum amount of dividends which can be paid by the Company in 1995 is currently $0. The Company paid no cash dividends in 1994, 1993 or 1992.

The Company's net income (loss) and stockholder's equity as determined in accordance with statutory accounting principles are as follows:

                             (in thousands)                                   1994         1993         1992
                                                                            --------     --------     ---------
Net income (loss)........................................................   $ 44,491     $(36,178)    $(141,975)
                                                                            =========    =========    ==========
Statutory surplus........................................................   $416,243     $329,430     $ 251,283
                                                                            =========    =========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OMITTED PURSUANT TO GENERAL INSTRUCTION J(2)(C) OF FORM 10-K.

ITEM 11. EXECUTIVE COMPENSATION

OMITTED PURSUANT TO GENERAL INSTRUCTION J(2)(C) OF FORM 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEMS (A) AND (B) OMITTED PURSUANT TO GENERAL INSTRUCTION J(2)(C) OF FORM 10-K.

(C) CHANGES IN CONTROL.

There are no arrangements, known to Kemper Investors Life Insurance Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMITTED PURSUANT TO GENERAL INSTRUCTION J(2)(C) OF FORM 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 18 in ITEM 8.

(A)(2) SCHEDULES.

The following schedule is supplemental to the financial statements of Kemper Investors Life Insurance Company and subsidiaries for 1994 and is included in this Form 10-K at the page indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

SCHEDULE                                               TITLE                                            PAGE
---------    -----------------------------------------------------------------------------------------  -----
    V        Valuation and qualifying accounts, for the year ended December 31, 1994*.................   39

---------------
* This schedule for the years ended December 31, 1993 and 1992 is incorporated by reference to Kemper Investors Life Insurance Company's Form 10-K filed on March 29, 1994 and Form S-1 filed on April 13, 1993, respectively.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits on page 40 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1994.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints John H. Fitzpatrick, Senior Vice President and Chief Financial Officer, and Joseph R. Sitar, Principal Accounting Officer, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Investors Life Insurance Company to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 28th day of March, 1995.

                                     KEMPER INVESTORS LIFE INSURANCE COMPANY

                                     By:  /s/  JOHN B. SCOTT
                                          John B. Scott
                                          Chairman, President and
                                          Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 28TH DAY OF MARCH, 1995.

                    SIGNATURE                                                  TITLE
-------------------------------------------------     --------------------------------------------------------

/s/  JOHN B. SCOTT                                    Chairman, President, Chief Executive Officer
-------------------------------------------------     and Director
John B. Scott

/s/  JOHN H. FITZPATRICK                              Senior Vice President, Chief Financial Officer and
-------------------------------------------------     Director
John H. Fitzpatrick

/s/  JOSEPH R. SITAR                                  Principal Accounting Officer
-------------------------------------------------
Joseph R. Sitar
/s/  JAMES R. BORIS                                   Director
-------------------------------------------------
James R. Boris

/s/  DAVID B. MATHIS                                  Director
-------------------------------------------------
David B. Mathis

/s/  STEPHEN B. TIMBERS                               Director
-------------------------------------------------
Stephen B. Timbers

                                                                      SCHEDULE V
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1994
                                 (in thousands)

                                                                ADDITIONS
                                                    ---------------------------------
                                                                        CHARGED TO
                                  BALANCE AT        CHARGED TO             OTHER                                BALANCE AT
                                  BEGINNING         COSTS AND           ACCOUNTS--           DEDUCTIONS--         END OF
          DESCRIPTION             OF PERIOD          EXPENSES            DESCRIBE             DESCRIBE            PERIOD
--------------------------------  ----------        ----------        ---------------        -----------        ----------
Asset valuation reserves:
  Joint venture mortgage
     loans......................   $ 35,085          $     --             $    --              $28,008           $  7,077
  Third-party mortgage loans....         --                --              10,373                   --             10,373
  Other real estate-related
     investments................     26,058                --                  --                  553             25,505
                                  ----------        ----------        ---------------        -----------        ----------
       Total                       $ 61,143          $     --             $10,373(1)           $28,561(2)        $ 42,955
                                   ========         =========         ==============         =========           ========

---------------
(1) Charged to realized investment losses in the consolidated statement of operations.

(2) These deductions represent the net effect on the valuation reserve of write-downs, sales, foreclosures and restructurings.

INDEX TO EXHIBITS

   EXHIBIT NO.
 3(a)            Articles of Incorporation are incorporated herein by reference to Exhibits filed with
                 Registration Statement on Form S-1 (File No. 33-33547) filed February 20, 1990.
 3(b)            Bylaws are incorporated herein by reference to Exhibits filed with Pre-Effective Amendment
                 No. 1 to the Registration Statement on Form S-1 (File No. 33-33547) filed October 11,
                 1990.
 4(a)            Form of Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.
                 33-43462) filed October 23, 1991.
 4(b)            Form of Certificate to Variable and Market Value Adjusted Deferred Annuity Contract and
                 Enrollment Application is incorporated herein by reference to Exhibits filed with
                 Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.
 4(c)            Form of Individual Variable and Market Value Adjusted Annuity Contract and Enrollment
                 Application is incorporated herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity
                 Separate Account (File No. 33-43501) filed November 19, 1993.
 4(d)            Form of Endorsement to Variable and Market Value Adjusted Deferred Annuity Contract is
                 incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File
                 No. 33-43501) filed November 19, 1993.
 4(e)            Form of Endorsement to Certificate to Variable and Market Value Adjusted Deferred Annuity
                 Contract is incorporated herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity
                 Separate Account (File No. 33-43501) filed November 19, 1993.
 4(f)            Form of Revised Variable and Market Value Adjusted Deferred Annuity Contract is
                 incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File
                 No. 33-43501) filed November 19, 1993.
 4(g)            Form of Revised Certificate to Variable and Market Value Adjusted Deferred Annuity
                 Contract is incorporated herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity
                 Separate Account (File No. 33-43501) filed November 19, 1993.
10(a)            Distribution Agreement between Kemper Investors Life Insurance Company and Kemper
                 Financial Services, Inc. is incorporated herein by reference to Exhibits filed with
                 Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.