Form 10-Q
period 1995-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1995-05-12
CIK 351754

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-Q

Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1995.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from N/A to N/A.

Commission file number:       33-46881*


                    KEMPER INVESTORS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

           Illinois                                     36-3050975
(State or Other Jurisdiction of                       (IRS Employer
  Incorporation or Organization)                   Identification No.)

        1 Kemper Drive
        Long Grove, Illinois                            60049-0001
(Address of Principal Executive Offices)                (Zip Code)

                                  708-320-4500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

As of May 1, 1995, 250,000 shares of Common Stock (all held by an affiliate, Kemper Financial Companies, Inc.) were outstanding.

*    Pursuant to Rule 429 under the Securities Act of 1933, this
     Form 10-Q also relates to Commission file numbers 33-33547 and 33-43462.

           KEMPER INVESTORS LIFE INSURANCE COMPANY
                          FORM 10-Q


PART I.  FINANCIAL STATEMENTS                            Page No.
                                                         --------
     Consolidated Balance Sheet -
          March 31, 1995 and December 31, 1994 . . . . . . . . 3

     Consolidated Statement of Operations -
          Three months ended March 31, 1995 and 1994. . . . .  4

     Consolidated Statement of Cash Flows -
          Three months ended March 31, 1995 and 1994 . . . . . 5

     Notes to Consolidated Financial Statements . . . . . . .  6

     Management's Discussion and Analysis
          Results of Operations . . . . . . . . . . . . . . .  8
          Investments . . . . . . . . . . . . . . . . . . . . 12
          Liquidity and Capital Resources . . . . . . . . . . 24

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K  . . . . . . . 26


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 27

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)


                                                     March 31   December 31
                                                       1995         1994
                                                     --------   -----------
ASSETS

Investments
  Fixed maturities, available for sale, at market
    (cost: 1995, $3,645,597; 1994, $3,707,356)     $ 3,528,547  $ 3,463,732
  Equity securities, at market (cost: 1995,
    $15,011; 1994, $14,947)                             14,805       14,767
  Short-term investments                               149,797      204,164
  Joint venture mortgage loans                         373,511      351,359
  Third-party mortgage loans                           289,136      318,682
  Other real estate-related investments                250,487      237,242
  Policy loans                                         278,903      277,743
  Other invested assets                                 25,051       25,760
                                                    ----------   ----------
    Total investments                                4,910,237    4,893,449

Cash                                                     1,709       23,189
Accrued investment income                              126,301      125,543
Deferred insurance acquisition costs                   318,592      310,465
Fixed assets, at cost less accumulated depreciation      2,538        3,735
Receivable for securities sold                          22,725          -
Reinsurance recoverable                                603,067      642,801
Other assets and receivables                            26,164       29,914
Assets held in separate accounts                     1,578,325    1,507,984
                                                    ----------   ----------
    Total assets                                   $ 7,589,658  $ 7,537,080
                                                    ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                             $ 4,709,586  $ 4,843,690
Ceded future policy benefits                           603,067      642,801
Payable for securities purchased                           368          574
Other accounts payable and liabilities                  66,532       66,687
Deferred income taxes                                   48,885       41,364
Liabilities related to separate accounts             1,578,325    1,507,984
                                                    ----------   ----------
    Total liabilities                                7,006,763    7,103,100
                                                    ----------   ----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value,
  authorized 300,000 shares;
  outstanding 250,000 shares                             2,500        2,500
Additional paid-in capital                             491,994      491,994
Net unrealized loss on investments                    (102,458)    (236,443)
Retained earnings                                      190,859      175,929
                                                    ----------   ----------
    Total stockholder's equity                         582,895      433,980
                                                    ----------   ----------
    Total liabilities and stockholder's equity     $ 7,589,658  $ 7,537,080
                                                    ==========   ==========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                             1995      1994
                                                           --------  --------
REVENUE
Net investment income                                      $ 90,163  $ 82,260
Realized investment gains (losses)                           (1,376)    6,025
Fees and other income                                         8,938     7,994
                                                            -------   -------
  Total revenue                                              97,725    96,279
                                                            -------   -------

BENEFITS AND EXPENSES
Benefits and interest credited to policyholders              61,425    62,607
Commissions, taxes, licenses and fees                         5,811     7,676
Operating expenses                                            4,862     6,188
Deferral of insurance
  acquisition costs                                          (9,484)  (11,854)
Amortization of insurance
  acquisition costs                                          12,799     5,992
                                                            -------   -------
  Total benefits and expenses                                75,413    70,609
                                                            -------   -------
Income before income tax expense                             22,312    25,670
                                                            -------   -------
Income tax expense (benefit)
  Current                                                     3,862    14,715
  Deferred                                                    3,517    (5,823)
                                                            -------   -------
  Total income tax expense                                    7,379     8,892
                                                            -------   -------

Net income                                                 $ 14,933  $ 16,778
                                                            =======   =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

                                                         Three Months
                                                         Ended March 31
                                                      --------------------
                                                        1995        1994
                                                      --------    --------
Cash flows from operating activities
  Net income                                          $ 14,933    $ 16,778
  Reconcilement of net income to net cash provided:
    Realized investment losses (gains)                   1,376      (6,025)
    Interest credited and other charges                 59,831      61,033
    Deferred insurance acquisition costs                 3,315      (5,863)
    Amortization of discount and premium
      on investments                                       878         680
    Deferred income taxes                                3,517      (5,828)
    Other, net                                          (3,872)     14,257
                                                       -------     -------
    Net cash provided from operating activities         79,978      75,032
                                                       -------     -------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                   29,447      14,957
    Fixed maturities sold prior to maturity             55,238     287,794
    Mortgage loans, policy loans and other
      invested assets                                   39,706     203,051
    Net change in fixed assets                           1,197         735
  Cost of investments purchased or loans originated:
    Fixed maturities                                   (23,661)   (637,361)
    Mortgage loans, policy loans and
      other invested assets                            (43,456)    (68,360)
  Short-term investments, net                           54,367     239,026
  Net change in receivable and payable
    for securities transactions                        (22,931)    (71,812)
                                                       -------     -------
    Net cash provided by (used in)
      investing activities                              89,907     (31,970)
                                                       -------     -------

Cash flows from financing activities
  Policyholder account balances:
    Deposits                                            50,826      61,559
    Withdrawals                                       (243,729)   (147,003)
  Capital contributions                                    -        30,000
  Other                                                  1,538       6,998
                                                       -------     -------
    Net cash used in financing activities             (191,365)    (48,446)

Net decrease in cash                                   (21,480)     (5,384)
Cash at the beginning of the period                     23,189       7,487
                                                       -------     -------
Cash at the end of the period                         $  1,709    $  2,103
                                                       =======     =======




See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of Kemper Investors Life Insurance Company ("KILICO") for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1994 Annual Report on Form 10-K.

2. The change in unrealized gains (losses), net of applicable taxes, on fixed maturities and equity securities is not reflected as a component of KILICO's net income.

3. Pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. KILICO has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Kemper Corporation's ("Kemper") consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not.
  During the first three months of 1995, the valuation allowance was decreased by $44.3 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

   The tax effects of temporary differences that give rise to significant portions of KILICO's net deferred federal tax liability are as follows:

   (in thousands)                         March 31  December 31
                                            1995       1994
                                          --------  -----------
   Deferred federal tax assets:
     Life policy reserves                $ 48,567    $ 51,519
     Unrealized losses on investments      41,040      85,331
     Real estate-related                   39,140      39,360
     Other investment-related               6,727       7,435
     Other                                  5,738       6,415
                                          -------     -------
       Total deferred federal tax assets  141,212     190,060

     Valuation allowance                  (56,241)   (100,532)
                                          -------     -------
       Total deferred federal tax assets
         after valuation allowance         84,971      89,528
                                          -------     -------

   Deferred federal tax liabilities:
     Deferred insurance acquisition costs 111,507     108,663
     Depreciation and amortization         19,141      18,878
     Other                                  3,208       3,351
                                          -------     -------
       Total deferred federal tax
         liabilities                      133,856     130,892
                                          -------     -------
   Net deferred federal tax liability    $(48,885)   $(41,364)
                                          =======     =======

   The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to KILICO's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

4. On April 10, 1995, Kemper entered into an agreement in principle to be acquired in a merger transaction. See "Management's Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS


During 1994, Kemper Corporation ("Kemper") faced both an unsolicited suitor and an unsuccessful merger agreement. The resulting distractions and uncertainties negatively impacted certain of the operations of Kemper and its subsidiaries
including Kemper Investors Life Insurance Company ("KILICO").    The Kemper
board of directors has directed its management to take all appropriate actions to maximize value for Kemper stockholders, which process continued through the first quarter of 1995.

On April 10, Kemper entered into an agreement in principle whereby Kemper, including KILICO, would be acquired by an investor group comprised of Zurich Insurance Company, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. in a merger transaction. As of May 8, 1995, the parties agreed to extend until May 15, 1995 the May 8, 1995 termination date originally in the agreement in principle. Although there can be no assurance that a definitive agreement will be reached as expected in May, the transaction would be expected to close in the fourth quarter of 1995.

RESULTS OF OPERATIONS

KILICO reported net income in the first quarter of 1995 of $14.9 million, compared with net income of $16.8 million in the first quarter of 1994. The decline in net income in the first quarter of 1995, compared with the first quarter of 1994, was primarily due to realized investment losses in 1995, compared with realized investment gains in 1994.

The following table reflects the major components of realized investment gains (losses) included in net income:

Realized investment gains (losses):
(in millions)

                                                            Three months ended
                                                                 March 31
                                                            ------------------
                                                              1995      1994
                                                              ----      ----
Real estate-related losses                                  $   -     $(13.8)
Fixed maturity write-downs                                      -        (.1)
Other gains (losses), net                                     (1.4)     19.9
                                                             -----     -----
    Realized investment gains (losses)                        (1.4)      6.0
Income tax expense (benefit)                                   (.5)      2.1
                                                             -----     -----
    Net realized investment gains (losses)                  $  (.9)   $  3.9
                                                             =====     =====

Operating earnings (net income excluding realized investment results) improved to $15.8 million in the first quarter of 1995, compared with $12.9 million in the first quarter of 1994, primarily due to increased spread income and lower operating expenses. These improvements were partially offset by an increase in the amortization of insurance acquisition costs.

Continuing a strategy implemented during 1992, KILICO improved spread income by both increasing investment income and reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Operating earnings improved as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, KILICO increased crediting rates on such products. Although KILICO continues to manage spread revenue, future increases in crediting rates could adversely impact future operating earnings but could also help to improve sales and the overall persistency of such products.

Investment income was positively impacted in the first quarter of 1995, compared with the first quarter of 1994, from the benefits of $82.5 million of capital contributions to KILICO in 1994, and from reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to affiliated non-life realty companies. These sales totaled $3.5 million in the first quarter of 1995 and $154.0 million in 1994 and resulted in no realized gain or loss to KILICO. Investment income in 1995 also benefited from rising investment yields on new money and from a repositioning of KILICO's fixed maturity investment portfolio in September 1994. The repositioning of KILICO's investment portfolio resulted in the sale of $330.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $306.9 million of proceeds from the repositioning, together with $275.0 million of cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Sales
(in millions)

                                             Three months ended
                                                  March 31
                                             ------------------
                                               1995      1994
                                               ----      ----
Annuities:
  General account                             $ 50.8    $ 61.1
  Separate account                              48.4      77.4
                                               -----     -----
    Total annuities                             99.2     138.5
Interest-sensitive life insurance                 -         .5
                                               -----     -----
    Total                                     $ 99.2    $139.0
                                               =====     =====

Sales of annuity products consist of deposits received. The decreases in general account (fixed annuity) sales and interest-sensitive life insurance sales reflected KILICO's continuing strategy to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first quarter of 1995, compared with the first quarter of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings, uncertainty concerning KILICO's ownership and the underlying investment fund performance.

Included in fees and other income are administrative fees received from KILICO's separate account products of $5.1 million in the first quarter of 1995, compared with $5.2 million in the first quarter of 1994. Other income also included surrender charge revenue of $2.7 million in the first quarter of 1995, compared with $1.6 million in the first quarter of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $310.4 million in the first quarter of 1995, compared with $163.2 million in the first quarter of 1994. Policyholder withdrawals increased reflecting rising interest rates which caused KILICO's renewal crediting rates to be lower than new money crediting rates and uncertainty concerning KILICO's ownership. KILICO's crediting rate increases in late 1994 and in 1995 were designed to reduce the level of future withdrawals.

Operating expenses decreased by $1.3 million, or 21.4 percent, in the first quarter of 1995, compared with the first quarter of 1994, as a result of expense control and the sale of one of KILICO's majority owned subsidiaries in the fourth quarter of 1994.

Commissions, taxes, licenses and fees and the deferral of insurance acquisition costs were lower in the first quarter of 1995, compared with the first quarter of 1994, primarily reflecting lower annuity sales. The amortization of insurance acquisition costs increased in the first quarter of 1995, compared with the first quarter of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance acquisition costs as both would be expected to decrease KILICO's projected future estimated gross profits.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to affiliated non-life realty companies through March 31, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of indebtedness, and capital contributions of $342.5 million through March 31, 1995. KILICO's statutory surplus ratio improved to 10.9 percent at March 31, 1995 from 10.2 percent at December 31, 1994, 8.2 percent at December 31, 1993, 6.6 percent at December 31, 1992, 6.5 percent at December 31, 1991, and 4.0 percent at year-end 1990.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash
(in millions)

                                        March 31, 1995    December 31, 1994
                                        --------------    -----------------
Cash and short-term investments        $  152     3.1%     $  227     4.6%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1                     2,622    53.4       2,569    52.2
    NAIC(1) Class 2                       769    15.7         760    15.5
  Performing below investment-grade (2)   138     2.8         135     2.8
Equity securities                          15      .3          15      .3
Joint venture mortgage loans(3)           374     7.6         351     7.1
Third-party mortgage loans(3)             289     5.9         319     6.5
Other real estate-related investments     250     5.1         237     4.8
Policy loans                              279     5.7         278     5.7
Other                                      24      .4          26      .5
                                        -----   -----       -----   -----
  Total(4)                             $4,912   100.0%     $4,917   100.0%
                                        =====   =====       =====   =====

  (1)  National Association of Insurance Commissioners ("NAIC").
       -  Class 1 = A- and above
       -  Class 2 = BBB- through BBB+
  (2) Excludes $49.9 million, or 1.0 percent, at both March 31, 1995 and December 31, 1994, of bonds carried in other real estate-related investments.
  (3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when KILICO and its affiliates have disposed of their related equity interest in that venture.
  (4) See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at March 31, 1995 was $117.1 million, compared with unrealized depreciation of $243.6 million at December 31, 1994. KILICO has not recorded a net deferred tax benefit for the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 72.2 percent of KILICO's invested assets and cash, compared with 72.3 percent at December 31, 1994. Approximately 70 percent of KILICO's NAIC Class 1 bonds are rated AAA or equivalent at March 31, 1995.

Approximately 49.5 percent of KILICO's investment-grade fixed maturities at March 31, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that KILICO's investments in mortgage-backed securities predominately date since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of KILICO's September 1994 purchases of such investments, most of these investments were purchased by KILICO at discounts. Prepayment activity on such securities is not expected to result in any material losses to KILICO because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of premiums which would result in reductions of investment income related to such securities. At March 31, 1995, KILICO has unamortized discounts and premiums of $19.5 million and $14.1 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of KILICO's investments in mortgage-backed securities, KILICO believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) (representing securities of 11 issuers at March 31, 1995) totaled less than three percent of cash and invested assets at March 31, 1995 and at December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, KILICO significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $913 million real estate portfolio held by KILICO constituted 18.6 percent of cash and invested assets at March 31, 1995, compared with $907 million, or
18.4 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, Lumbermens Mutual Casualty Company ("Lumbermens") or their respective affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)

                                          March 31, 1995    December 31, 1994
                                          --------------    -----------------
Investments before reserves, write-downs
  and net joint venture operating losses:
  Joint venture mortgage loans               $    380            $  358
  Third-party mortgage loans                      320               353
  Other real estate-related investments           362               350
                                              -------             -----
    Subtotal                                    1,062             1,061
  Reserves                                        (40)              (43)
  Write-downs                                     (94)              (97)
  Cumulative net operating losses of joint
    ventures owned                                (15)              (14)
                                              --------            ------
Net real estate investments                  $    913            $  907
                                              ========            ======

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $351.2 million at March 31, 1995. This amount represented a net decrease of $24.9 million since December 31, 1994, largely due to fundings in first-quarter 1995. As of March 31, 1995, KILICO expects to fund approximately $70.2 million of these commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. As a result of the continued weakness in the real estate markets and fairly restrictive lending practices by other lenders in this environment, KILICO expects that all or most loans maturing in 1995 will be rolled over, restructured or foreclosed.

Excluding the $64.2 million of real estate owned and $49.2 million in KILICO's net equity investments in joint ventures, KILICO's real estate loans (including real estate-related bonds) totaled $799.7 million at March 31, 1995, after reserves and write-downs. Of this amount, $595.7 million are on accrual status with a weighted average interest rate of approximately 8.1 percent. Of these accrual loans, 51.2 percent have terms requiring current periodic payments of their full contractual interest, 34.7 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 14.1 percent defer all interest to maturity.

The equity investments in real estate, at March 31, 1995, consisted of $41.2 million of loans to Spanish projects (described below), $16.6 million in KILICO's other equity investments in joint ventures and $8.6 million of reserves. The equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

KILICO's real estate owned included $56.7 million of deeds in lieu of foreclosure, $3.7 million of foreclosed properties and $3.8 million of certain purchased properties at March 31, 1995. Real estate owned was net of $68.2 million of write-downs at March 31, 1995.

Real estate portfolio
(in millions)

                                     Mortgage loans       Other real estate-related investments
                                    ---------------    --------------------------------------------
                                                               Other   Real
                                     Joint   Third-    Bonds   loans   estate    Equity
                                    venture   party     (2)     (3)    owned   investments  Total
                                    -------  ------   ------   ------  ------  ----------- --------
Balance, December 31, 1994          $351.4   $318.7   $ 49.9   $ 84.6  $ 57.3     $ 45.4   $  907.3(1)

Additions (deductions):
Fundings                              16.0      1.4       -        .9     2.2        6.0       26.5
Interest added to principal            1.8       -        -        -       -          -         1.8
Sales/paydowns/distributions         (13.5)    (5.3)      -       (.2)   (1.6)      (1.5)     (22.1)
Sold to KFC Portfolio Corp.           (1.7)    (1.1)      -       (.8)     -          -        (3.6)
Operating loss                          -        -        -        -       -         (.2)       (.2)
Transfers to real estate owned        (3.6)      -        -        -      3.6         -          -
Realized investment gain (loss)       (1.2)     (.1)      -        .8     (.4)        .9         -
Net transfers from third party to
 joint venture mortgages and loans    24.8    (25.4)      -        .6      -          -          -
Other transactions, net                (.5)      .9       -       1.3     3.1       (1.4)       3.4
                                     -----    -----    -----    -----   -----      -----    -------
Balance, March 31, 1995             $373.5   $289.1   $ 49.9   $ 87.2  $ 64.2     $ 49.2   $  913.1(4)
                                     =====    =====    =====    =====   =====      =====    =======

(1) Net of $139.6 million reserve and write-downs. Excludes $29.8 million of real estate-related accrued interest.

(2) KILICO's real estate-related bonds, all of which are presently rated below investment-grade, are generally unsecured and were issued to KILICO by real estate finance or development companies generally to provide financing for Kemper's or KILICO's joint ventures for such purposes as land acquisitions, construction/development, refinancing debt, interest and other operating expenses.

(3) The other real estate loans are notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(4) Net of $133.5 million reserve and write-downs. Excludes $30.9 million of real estate-related accrued interest.

As reflected in the preceding table, cash fundings during the first quarter of 1995 exceeded cash received from sales/paydowns/distributions by $4.4 million.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:


Geographic distribution as of March 31, 1995      Distribution by property type as of March 31, 1995
  California        27.4%                                       Office            20.0%
  Illinois          25.5                                        Land              19.8
  Texas             10.9                                        Retail            14.8
  Ohio               6.4                                        Industrial        14.5
  Spain              4.5                                        Hotel             12.2
  Colorado           3.7                                        Apartment          5.0
  Indiana            3.0                                        Residential        2.1
  Oregon             2.9                                        Mixed use          2.1
  Washington         2.7                                        Other              9.5
  Hawaii             2.6                                                         -----
  Virginia           2.3                                              Total      100.0%
  Florida            2.1                                                         =====
  Other (1)          6.0
                   -----
     Total         100.0%
                   =====

______________
(1) No other single location exceeded 2.0 percent.

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

At March 31, 1995, KILICO's real estate portfolio also included $41.2 million of loans carried as equity investments in real estate related to land for office and retail development and residential projects located in Barcelona, Spain. The Spanish projects accounted for $4.6 million of net fundings during the first quarter of 1995 and represented approximately 4.5 percent of KILICO's real estate portfolio at March 31, 1995. These investments, which began in the late 1980s, accounted for $14.7 million of the March 31, 1995, off-balance-sheet legal commitments, of which KILICO expects to fund approximately $7.3 million.

Undeveloped land, including the Spanish projects, represented approximately
19.8 percent of KILICO's real estate portfolio at March 31, 1995. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

At March 31, 1995, KILICO's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $243.3 million, or 26.6 percent, of KILICO's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related).
This amount reflects $5.1 million in fundings during first-quarter 1995.
KILICO also received cash, from Prime Group-related sales/paydowns/distributions, totaling $1.0 million in the first quarter 1995. Prime Group-related commitments accounted for $200.1 million of the off-balance-sheet legal commitments at March 31, 1995, of which KILICO expects to fund $27.3 million.

Effective January 1, 1993, Kemper and its subsidiaries, including KILICO, formed a master limited partnership (the "MLP") with Lumbermens and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During first-quarter 1995, KILICO provided $17.7 million of fundings to the MLP projects. KILICO also received cash from MLP-related sales/paydowns/distributions of $12.2 million in first-quarter 1995. At March 31, 1995, projects in the MLP accounted for $37.1 million of KILICO's off-balance-sheet legal commitments, of which KILICO expects to fund $29.8 million. Kemper's affected equity interests in real estate are held almost entirely by the real estate subsidiaries of Kemper. Of KILICO's real estate portfolio at March 31, 1995, approximately $259.6 million, or 28.4 percent, represented loans to and investments in MLP-owned joint ventures.

Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and Fidelity Life Association ("FLA"), an affiliated mutual life insurance company, all of Bedford's ownership interests in ventures in which Bedford, Kemper, FLA, Lumbermens and their respective subsidiaries previously shared ownership interests. Bedford was released from certain recourse liabilities owed to the MLP, the ventures, FLA, Lumbermens, Kemper and certain of their respective subsidiaries. Because Kemper's and KILICO's reserve methodology did not take any credit for such recourse, this transaction, which simplified the management of Kemper's portfolio, did not have any material adverse impact on Kemper's or KILICO's results of operations or financial condition.

Provisions for real-estate-related losses

KILICO monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. KILICO establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions taking into consideration the effects of recourse to, and subordination of loans held by, affiliated non-life realty companies and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan". KILICO evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate reserve was allocated as follows:

Real estate reserve
(in millions)

                      Joint venture   Third-party     Other real
                        mortgage       mortgage      estate-related
                         loans          loans         investments       Total
                      -------------   -----------    --------------     -----
Balance at 12/31/94      $  7.1         $ 10.4          $ 25.5         $ 43.0
Change in reserve          ( .7)            -             (2.5)          (3.2)
                          -----         ------           -----          -----
Balance at 3/31/95       $  6.4         $ 10.4          $ 23.0         $ 39.8
                          =====         ======           =====          =====

In addition to the reserve, KILICO's provision for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by KILICO and including KILICO's share of write-downs by joint ventures) totaling $93.7 million at March 31, 1995, and $96.6 million at December 31, 1994. The 1995 decrease in reserves was primarily due to write-downs which increased in 1995 as reserves for general real estate risks were allocated to certain specific loans and equity investments in real estate.

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

Current conditions in the real estate markets have been adversely affecting the financial resources of certain of KILICO's joint venture partners. Each partner, however, remains active in the control of its respective joint ventures. In evaluating a partner's ability to meet its financial commitments, KILICO considers the amount of all applicable debt and the value of all properties within that portion of KILICO's portfolio consisting of loans to and investments in joint ventures with such partner.

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)

                                            March 31, 1995  December 31, 1994
                                            --------------  -----------------
Potential problem loans(1)                     $  58.0           $  57.9
Nonaccrual loans(2)                              264.0             274.6
Restructured loans (currently performing)(3)      45.2              50.5
Real estate owned (4)                             64.2              57.3
                                                ------            ------
      Total(5)(6)                              $ 431.4           $ 440.3
                                                ======            ======

  (1) These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
  (2) KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful.
  (3) KILICO defines a "restructuring" of debt as an event whereby KILICO, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between KILICO and the debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that KILICO, at its option, may extend (roll over).
  (4) Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $68.2 million and $67.5 million at March 31, 1995 and December 31, 1994, respectively.
  (5) Total reserves and cumulative write-downs on properties owned at March 31, 1995 (excluding fair value adjustments to real estate owned) were
       15.1 percent of total troubled real-estate related investments and 6.7 percent of KILICO's total real estate portfolio before reserves and write-downs.
  (6) Equity investments in real estate are not defined as part of, and therefore are not taken into account in calculating, total troubled real estate. KILICO's equity investments also involve real estate risks.
       See "Real estate concentrations" above.

Based on the level of troubled real estate-related investments KILICO has experienced, KILICO anticipates additional foreclosures and deeds in lieu of foreclosure in 1995 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to KILICO's balance sheet and eliminate KILICO's loans to such ventures.

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

Net investment income

KILICO's pre-tax net investment income totaled $90.2 million for the first-quarter of 1995, compared with $82.3 million for the same period in 1994. Included in pre-tax net investment income is KILICO's share of the operating income from equity investments in real estate and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)

                                 Three months ended
                                      March 31
                                 ------------------

                                     1995    1994
                                     ----    ----
Real estate-related investments      $ 5.2   $ 9.2
                                     =====   =====

Basis points                            42      71
                                     =====   =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on those loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real-estate related investments at March 31, 1995, KILICO estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current level of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. KILICO expects, however, that any adverse effects should be offset to some extent by certain advantages that it expects to realize over time from its other investment strategies, its product mix and its continuing cost-control measures. Other mitigating factors include marketing advantages that could result from KILICO having lower levels of investment risk and earnings improvements from KILICO's ability to adjust crediting rates on annuities and interest-sensitive life products over time.

Realized investment results

Reflected in net income are after-tax realized investment losses of $.9 million for first-quarter 1995, compared with realized investment gains of $3.9 million for first-quarter 1994.

Unrealized gains and losses on fixed maturity investments are not reflected in KILICO's net income. These changes in unrealized value are included within a separate component of stockholder's equity, net of any applicable income tax expense. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

KILICO regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors. Due to the increased quality of KILICO's fixed maturity portfolio, there were no write-downs during the first quarter of 1995.

A valuation allowance was established upon adoption of SFAS 109 (and is evaluated as of each reported period end) to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized.

Interest rates

Interest rate fluctuations affect KILICO. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during 1994 and once during the first quarter of 1995. Interest rates have subsequently declined through the remainder of the first quarter of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities, compared with higher new money crediting rates, have influenced certain clients to seek alternative products. KILICO mitigates this risk somewhat by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of March 31, 1995, however, were no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined in the first quarter of 1995, KILICO's capital resources were positively impacted from reductions in its unrealized loss positions on its fixed maturity investments. KILICO believes that its sales of fixed-rate annuity products could increase in the current interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of claims, expenses, taxes and customer's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, other operating revenue and cash provided from maturing or sold investments. (See "INVESTMENTS" above.)

Policyholder deposits decreased to $50.8 million during the first quarter of 1995, from $61.6 million for the first quarter of 1994. Policyholder withdrawals increased to $243.7 million during the first quarter of 1995, from $147.0 million for the first quarter of 1994, primarily due to higher interest rates which caused KILICO's renewal crediting rates to be lower than new money crediting rates, increased competition, and uncertainty regarding KILICO's ownership. KILICO's late 1994 and early 1995 increases in crediting rates were designed to produce new policyholder deposits and to reduce future withdrawals.

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

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Such circumstances could accelerate or increase Kemper's purchases of real estate-related assets from KILICO and Kemper's other life insurance subsidiary, Federal Kemper Life Assurance Company ("FKLA"), to further support their respective statutory capital positions.

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell Kemper, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of Kemper, which S&P had placed under "CreditWatch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "CreditWatch with 'developing' implications"; Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of Kemper and Baa1 insurance financial strength rating of KILICO and FKLA to under review "with direction uncertain" from "for possible downgrade"; Duff & Phelps Credit Rating Co. advised Kemper that it did not revise its A-senior debt rating of Kemper, its AA- claims-paying ability rating of FKLA and its A+ claims-paying ability rating of KILICO from "Rating Watch-Uncertain"; and A.M. Best announced that its A- ratings of FKLA and KILICO remain "under review with developing implications."

Stockholder's equity

Stockholder's equity totaled $582.9 million at March 31, 1995, compared with $434.0 million at December 31, 1994. The first-quarter 1995 increase reflects a $134.0 million reduction in the unrealized loss position of KILICO's fixed maturity investment portfolio, due to declining interest rates, as well as net income of $14.9 million in the first quarter of 1995.

PART II     OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)     EXHIBITS.  Not applicable.

           (b)     REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months ended March 31, 1995.

                    Kemper Investors Life Insurance Company
                                   FORM 10-Q
                   For the fiscal period ended March 31, 1995


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Kemper Investors Life Insurance Company
                                  (Registrant)


Date: May 12, 1995    By:     JOHN B. SCOTT
                          ------------------------------------
                              John B. Scott
                              Chairman and
                              Chief Executive Officer



Date: May 12, 1995    By:     JOSEPH R. SITAR
                          ------------------------------------
                              Joseph R. Sitar
                              Principal Accounting Officer