Form 10-Q
period 1995-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1995-08-14
CIK 351754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-Q

Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1995.

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

As of August 1, 1995, 250,000 shares of Common Stock (all held by an affiliate, Kemper Financial Companies, Inc.) were outstanding.

*    Pursuant to Rule 429 under the Securities Act of 1933, this
     Form 10-Q also relates to Commission file numbers 33-33547 and 33-43462.

The registrant meets the conditions set forth in General
Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

        KEMPER INVESTORS LIFE INSURANCE COMPANY
                          FORM 10-Q


PART I.  FINANCIAL STATEMENTS                            Page No.
                                                         --------

          Consolidated Balance Sheet -
          June 30, 1995 and December 31, 1994 . . . . . . . .  3

     Consolidated Statement of Operations -
          Three months and six months ended
          June 30, 1995 and 1994. . . . . . . . . .  . . . . . 4

     Consolidated Statement of Cash Flows -
          Six months ended June 30, 1995 and 1994 . . . . . .  5

     Notes to Consolidated Financial Statements . . . . . . .  6

     Management's Discussion and Analysis
          Results of Operations . . . . . . . . . . . . . . .  8
          Investments . . . . . . . . . . . . . . . . . . . . 12
          Liquidity and Capital Resources . . . . . . . . . . 23

PART II.  OTHER INFORMATION

     ITEM 5.  Other Information . . . . . . . . . . . . . . . 25

     ITEM 6.  Exhibits and Reports on Form 8-K  . . . . . . . 26


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 27

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                                     June 30   December 31
                                                      1995        1994
                                                    ---------- -----------
ASSETS
Investments
  Fixed maturities, available for sale, at market
    (cost: 1995, $3,578,972; 1994, $3,707,356)      $3,610,428  $3,463,732
  Equity securities, at market (cost: 1995,
    $5,006; 1994, $14,947)                               4,356      14,767
  Short-term investments                               187,160     204,164
  Joint venture mortgage loans                         353,127     351,359
  Third-party mortgage loans                           295,915     318,682
  Other real estate-related investments                226,667     237,242
  Policy loans                                         281,691     277,743
  Other invested assets                                 25,271      25,760
                                                   ----------- -----------
    Total investments                                4,984,615   4,893,449

Cash                                                       993      23,189
Accrued investment income                              118,660     125,543
Deferred insurance acquisition costs                   286,955     310,465
Fixed assets, at cost less accumulated depreciation      2,083       3,735
Receivable for securities sold                           1,990          -
Reinsurance recoverable                                550,607     642,801
Other assets and receivables                            49,271      29,914
Assets held in separate accounts                     1,641,106   1,507,984
                                                   ----------- -----------
    Total assets                                    $7,636,280  $7,537,080
                                                    ========== ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                              $4,645,628  $4,843,690
Ceded future policy benefits                           550,607     642,801
Payable for securities purchased                         2,016         574
Other accounts payable and liabilities                  57,535      66,687
Deferred income taxes                                   54,460      41,364
Liabilities related to separate accounts             1,641,106   1,507,984
                                                   ----------- -----------
    Total liabilities                                6,951,352   7,103,100
                                                   ----------- -----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value,
  authorized 300,000 shares; outstanding 250,000 shares  2,500       2,500
Additional paid-in capital                             491,994     491,994
Net unrealized gain (loss) on investments               13,272    (236,443)
Retained earnings                                      177,162     175,929
                                                   ----------- -----------
    Total stockholder's equity                         684,928     433,980
                                                   ----------- -----------
    Total liabilities and stockholder's equity      $7,636,280  $7,537,080
                                                   =========== ===========

See accompanying notes to consolidated financial statements.

                           - 3 -

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)
                                       Six Months Ended    Three Months Ended
                                           June 30               June 30                                               --------
                                      ------------------   ------------------
                                        1995      1994       1995      1994
                                      --------  --------   --------  --------
REVENUE
Net investment income                 $179,141  $165,752   $ 88,978  $ 83,492
Realized investment losses             (46,685)   (5,029)   (45,309)  (11,054)
Fees and other income                   17,460    15,798      8,522     7,804
                                      --------  --------   --------  --------
  Total revenue                        149,916   176,521     52,191    80,242
                                      --------  --------   --------  --------

BENEFITS AND EXPENSES
Benefits and interest credited to
  policyholders                        123,202   124,513     61,777    61,906
Commissions, taxes, licenses and fees   14,013    13,635      8,202     5,959
Operating expenses                       9,701    12,870      4,839     6,682
Deferral of insurance
  acquisition costs                    (20,210)  (22,768)   (10,726)  (10,914)
Amortization of insurance
  acquisition costs                     22,007    14,658      9,208     8,666
                                       -------   -------    -------   -------
  Total benefits and expenses          148,713   142,908     73,300    72,299
                                       -------   -------    -------   -------
Income (loss) before income tax
 expense (benefit)                       1,203    33,613    (21,109)    7,943
                                       -------   -------    -------   -------
Income tax expense (benefit)
  Current                               (9,993)   12,652    (13,855)   (2,063)
  Deferred                               9,963      (421)     6,446     5,402
                                       -------   -------    -------    ------
  Total income tax expense (benefit)       (30)   12,231     (7,409)    3,339
                                       -------   -------    -------    ------

Net income (loss)                     $  1,233  $ 21,382   $(13,700) $  4,604
                                      ========  ========   ========  ========


See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)
                                                           Six Months
                                                         Ended June 30
                                                      -------------------
                                                        1995       1994
                                                      --------   --------
Cash flows from operating activities
  Net income                                          $  1,233   $ 21,382
  Reconcilement of net income to net cash provided:
    Realized investment losses                          46,685      5,029
    Interest credited and other charges                119,761    121,337
    Deferred insurance acquisition costs                 1,797     (8,110)
    Amortization of discount and premium
      on investments                                     2,086      1,598
    Deferred income taxes                                9,913       (433)
    Other, net                                         (33,328)   (18,159)
                                                      --------   --------
    Net cash provided from operating activities        148,147    122,644
                                                      --------   --------



Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                   71,888     21,752
    Fixed maturities sold prior to maturity            161,453    432,677
    Mortgage loans, policy loans and other
      invested assets                                  193,475    337,704
    Net change in fixed assets                           1,608      1,441
  Cost of investments purchased or loans originated:
    Fixed maturities                                   (99,918)  (712,864)
    Mortgage loans, policy loans and
      other invested assets                           (190,341)  (131,425)
  Short-term investments, net                           17,004     85,631
  Net change in receivable and payable
    for securities transactions                           (548)   (13,489)
                                                      --------   --------
    Net cash provided by investing activities          154,621     21,427
                                                      --------   --------

Cash flows from financing activities
  Policyholder account balances:
    Deposits                                           125,131    115,472
    Withdrawals                                       (441,630)  (302,360)
  Capital contributions                                      -     65,000
  Other                                                 (8,465)   (12,331)
                                                      --------   --------
    Net cash used in financing activities             (324,964)  (134,219)
                                                      --------   --------

Net change in cash                                     (22,196)     9,852
Cash at the beginning of the period                     23,189      7,487
                                                      --------   --------
Cash at the end of the period                         $    993   $ 17,339
                                                      ========   ========


See accompanying notes to consolidated financial statements.

                           - 5 -

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

2. The net change in unrealized gains (losses), net of applicable taxes, on fixed maturities and equity securities is not reflected as a component of KILICO's net income (loss).

3. Pursuant to Statement of Financial Accounting Standards ("SFAS")109, "Accounting for Income Taxes," deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. KILICO has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Kemper Corporation's ("Kemper") consolidated federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first six months of 1995, the valuation allowance was decreased by $85.3 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

The tax effects of temporary differences that give rise to
significant portions of KILICO's net deferred federal tax
liability are as follows:
   (in thousands)                           June 30    December 31
                                               1995        1994
                                           --------    -----------
   Deferred federal tax assets:
     Life policy reserves                  $ 46,246     $  51,519
     Real estate-related                     35,735        39,360
     Other investment-related                 5,910         7,435
     Unrealized losses on investments             -        85,331
     Other                                    6,672         6,415
                                           --------     ---------
       Total deferred federal tax assets     94,563       190,060

     Valuation allowance                    (15,201)     (100,532)
                                            -------     ---------
       Total deferred federal tax assets
         after valuation allowance           79,362        89,528
                                            -------     ---------

   Deferred federal tax liabilities:
     Deferred insurance acquisition costs   100,435       108,663
     Depreciation and amortization           19,390        18,878
     Unrealized gains on investments         10,782             -
     Other                                    3,215         3,351
                                            -------       -------
       Total deferred federal tax
         liabilities                        133,822       130,892
                                            -------       -------
   Net deferred federal tax liability      $(54,460)     $(41,364)
                                            =======       =======

   The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). The tax returns for the years 1987 through 1990 are currently under examination by the IRS. Changes proposed are not material to KILICO's financial position.

4. On May 15, 1995, Kemper entered into a definitive agreement to be acquired in a merger transaction. See "Management's
   Discussion and Analysis" on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On May 15, 1995, Kemper signed a definitive merger agreement whereby Kemper, including Kemper Investors Life Insurance Company ("KILICO"), would be acquired by an investor group comprised of Zurich Insurance Company, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. and ZIP Acquisition Corp (the "Merger Agreement"). The transaction is subject to certain conditions, including divestiture of Kemper's securities brokerage operations and certain approvals by state insurance regulators, mutual fund shareholders and the stockholders of Kemper. The transaction is expected to close in the fourth quarter of 1995, or, at the option of the investor group, in January 1996. (See Part II, Item 5 of this Form 10-Q.)

RESULTS OF OPERATIONS

KILICO reported net income in the first half of 1995 of $1.2 million, compared with net income of $21.4 million in the first half of 1994. The decline was primarily due to realized investment losses in 1995, compared with realized investment gains in 1994.

The following table reflects the major components of realized investment gains (losses) included in net income:

Realized investment gains (losses):
(in millions)
                                      Six months ended      Three months ended
                                          June 30                June 30
                                     ------------------     ------------------
                                       1995      1994         1995      1994
                                      ------    ------       ------    ------
Real estate-related losses <F1>       $(53.4)   $(18.1)      $(53.4)   $ (4.3)
Fixed maturity write-downs                 -       (.1)           -         -
Other gains (losses), net                6.7      13.2          8.1      (6.7)
                                      ------    ------       ------    ------
    Realized investment losses         (46.7)     (5.0)       (45.3)    (11.0)
Income tax benefit                     (16.4)     (1.7)       (15.9)     (3.8)
                                      ------    ------       ------    ------
    Net realized investment losses    $(30.3)   $ (3.3)      $(29.4)   $ (7.2)
                                      ======    ======       ======    ======

  <F1> See the discussion captioned "Real estate asset sales" in ITEM 5 of this
       Form 10-Q below.

Operating earnings (net income excluding realized investment results) improved to $31.5 million in the first half of 1995, compared with $24.7 million in the first half of 1994, primarily due to increased spread income, lower operating expenses and an increase in fees and other income. These improvements were partially offset by an increase in the amortization of deferred insurance acquisition costs.

KILICO improved spread income by increasing investment income and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on such interest-sensitive products, which adversely impacts spread income. The recent decline in interest rates during the second quarter of 1995, however, has created an interest rate environment mitigating at present competitive pressures to increase renewal crediting rates further.

Investment income was positively impacted in the first half of 1995, compared with the first half of 1994, from reductions in the level of non-performing real estate-related investments, primarily from sales of certain real estate-related investments to affiliated non-life realty companies in recent periods. These sales totaled $3.5 million in the first half of 1995 and $107.3 million in the first half of 1994 and resulted in no realized gain or loss to KILICO.

Investment income in 1995 also benefited from a repositioning of KILICO's fixed maturity investment portfolio in September 1994.
The repositioning of KILICO's investment portfolio resulted in the sale of $330.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $306.9 million of proceeds from the repositioning, together with $275.0 million of cash and short-term investments, was reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.

Life insurance sales
(in millions)
                                  Six months ended     Three months ended
                                      June 30               June 30

                                 ------------------   --------------------
                                   1995      1994        1995      1994
 Annuities                        ------    ------      ------    ------
  General account                 $125.1    $114.8      $ 74.3    $ 53.7
  Separate account                  86.7     146.7        38.3      69.3
                                  ------    ------      ------    ------
    Total annuities                211.8     261.5       112.6     123.0
Interest-sensitive life insurance      -        .7           -        .2
                                  ------    ------      ------    ------
    Total sales                   $211.8    $262.2      $112.6    $123.2
                                  ======    ======      ======    ======

Sales of annuity products consist of total deposits received. The increase in general account (fixed annuity) sales reflected KILICO's current strategy to increase sales of fixed annuities as a result of the current interest rate environment. KILICO's longer term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first half of 1995, compared with the first half of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership.

Included in fees and other income are administrative fees received from KILICO's separate account products of $10.5 million in the first half of 1995, compared with $10.3 million in the first half of 1994. Other income also included surrender charge revenue of $4.8 million in the first half of 1995, compared with $3.5 million in the first half of 1994, as total general account and separate account policyholder surrenders and withdrawals increased to $573.4 million in the first half of 1995, compared with $346.5 million in the first half of 1994. Policyholder withdrawals increased during the first half of 1995 reflecting uncertainty regarding KILICO's ownership and rising interest rates late in 1994 and early in 1995. KILICO's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the second quarter of 1995, together with the benefits of KILICO's planned association with the Zurich Insurance Company, KILICO expects that the level of surrender and withdrawal activity experienced in the first half of 1995 should decrease for the remainder of 1995.

The deferral of insurance acquisition costs was lower in the first half of 1995, compared with the first half of 1994, primarily reflecting lower overall annuity sales. The amortization of insurance acquisition costs increased in the first six months of 1995, compared with the first six months of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance acquisition costs as both would be expected to decrease KILICO's projected future estimated gross profits.

Commissions, taxes, licenses and fees increased $0.4 million during the first half of 1995, compared with the first half of 1994, primarily due to an increase in guaranty fund assessments for insolvent life insurance companies.

Operating expenses decreased by $3.2 million, or 24.6 percent, in the first half of 1995, compared with the first half of 1994, primarily as a result of expense control efforts.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to affiliated non-life realty companies through June 30, 1995, third-party sales and refinancing of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of indebtedness, and capital contributions of $342.5 million through June 30, 1995. KILICO's statutory surplus ratio improved to 11.9 percent at June 30, 1995 from 10.2 percent at December 31, 1994, 8.2 percent at December 31, 1993, 6.6 percent at December 31, 1992, 6.5 percent at December 31, 1991, and 4.0 percent at year-end 1990.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash
(in millions)
                                          June 30, 1995     December 31, 1994
                                          -------------     -----------------
Cash and short-term investments           $  188   3.8%       $  227   4.6%
Fixed maturities:
  Investment-grade:
    NAIC<F1> Class 1                       2,732  54.8         2,569  52.2
    NAIC<F1> Class 2                         736  14.8           760  15.5
  Performing below investment-grade <F2>     142   2.8           135   2.8
Equity securities                              4    .1            15    .3
Joint venture mortgage loans<F3>             353   7.1           351   7.1
Third-party mortgage loans<F3>               296   5.9           319   6.5
Other real estate-related investments        227   4.5           237   4.8
Policy loans                                 282   5.7           278   5.7
Other                                         25    .5            26    .5
                                           ----- -----        ------ -----
  Total<F4>                               $4,985 100.0%       $4,917 100.0
                                           ===== =====        ====== =====

  <F1>  National Association of Insurance Commissioners ("NAIC").
        -  Class 1 = A- and above
        -  Class 2 = BBB- through BBB+
  <F2>  Excludes $26.5 million, or 0.5 percent, and $49.9 million, or 1.0 percent, at June 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.
  <F3>  A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when KILICO and its affiliates have disposed of their related equity interest in that venture.
  <F4>  See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized appreciation, net of tax, on fixed maturities at June 30, 1995 was $20.4 million, compared with unrealized depreciation of $243.6 million at December 31, 1994. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 73.4 percent of KILICO's invested assets and cash, compared with 72.3 percent at December 31, 1994. Approximately 70 percent of KILICO's NAIC Class 1 bonds are rated AAA or equivalent at June 30, 1995.

Approximately 50 percent of KILICO's investment-grade fixed maturities at June 30, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that KILICO's investments in mortgage-backed securities predominately date since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of KILICO's September 1994 purchases of such investments, most of these investments were purchased by KILICO at discounts. Prepayment activity on such securities is not expected to result in any material losses to KILICO because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At June 30, 1995, KILICO has unamortized discounts and premiums of $18.8 million and $13.2 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of KILICO's investments in mortgage-backed securities, KILICO believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) (representing securities of 11 issuers at June 30,
1995) totaled less than three percent of cash and invested assets at June 30, 1995 and December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers.

Over the last four years, KILICO significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $876 million real estate portfolio held by KILICO constituted
17.5 percent of cash and invested assets at June 30, 1995, compared with $907 million, or 18.4 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their respective affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)
                                           June 30, 1995    December 31, 1994
                                          --------------    -----------------
Investments before reserves, write-downs
  and net joint venture operating losses:
  Joint venture mortgage loans                 $  361              $  358
  Third-party mortgage loans                      315                 353
  Other real estate-related investments           320                 350

                                               ------              ------
     Subtotal                                     996               1,061
  Reserves                                        (45)                (43)
  Write-downs                                     (60)                (97)
  Cumulative net operating losses of joint
    ventures owned                                (15)                (14)
                                               ------              ------
Net real estate investments                     $ 876              $  907
                                               ======              ======

As reflected in the real estate portfolio table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $331.8 million at June 30, 1995. This amount represented a net decrease of $44.3 million since December 31, 1994, largely due to fundings in the first six months of 1995. As of June 30, 1995, KILICO expects to fund approximately $61.1 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund.
The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

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

Excluding $49.8 million of real estate owned and $60.3 million in KILICO's net equity investments in joint ventures, KILICO's real estate loans (including real estate-related bonds) totaled $765.6 million at June 30, 1995, after reserves and write-downs. Of this amount, $555.1 million are on accrual status with a weighted average interest rate of approximately 8.0 percent. Of these accrual loans, 57.1 percent have terms requiring current periodic payments of their full contractual interest, 27.7 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 15.2 percent defer all interest to maturity.

The equity investments in real estate, at June 30, 1995, consisted of $54.4 million of loans to Spanish projects (described below), $0.9 million of unsecured loans to joint ventures treated as equity investments, $16.4 million in KILICO's other equity investments in joint ventures and $11.4 million of reserves. The equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

KILICO's real estate owned included $43.3 million of deeds in lieu of foreclosure, $3.8 million of foreclosures and $2.7 million of certain purchased properties at June 30, 1995. Real estate owned was net of $36.3 million of write-downs at June 30, 1995.

Real estate portfolio
(in millions)
                                    Mortgage loans
                                    --------------


                                    Joint    Third-
                                    venture  party
                                    -------  -----
Balance, December 31, 1994          $351.4   $318.7

Additions (deductions):
Fundings                              20.8      2.4
Interest added to principal            9.4      5.9
Sales/paydowns/distributions         (22.0)    (6.1)
Sales to KFC Portfolio Corporation    (1.7)    (1.1)
Operating loss                          -        -
Transfers to real estate owned        (3.6)      -
Realized investment gains (losses)   (21.5)   (13.3)
Net transfers                         24.8    (25.4)
Other transactions, net               (4.5)    14.8
                                     -----    -----

Balance at June 30, 1995            $353.1   $295.9
                                    ======   ======

Real estate portfolio
(millions)
                                   Other real estate-related investments
                                   -------------------------------------

                                            Other   Real    Equity
                                    Bonds   loans   estate  invest-
                                    <F2>    <F3>    owned   ments   Total
                                    -----   -----   -----   ------  -----
Balance, December 31, 1994          $ 49.9  $ 84.6  $ 57.3  $ 45.4  $907.3 <F1>

Additions (deductions):
Fundings                                -       .9     3.0    19.6    46.7
Interest added to principal             -       .4      -       -     15.7
Sales/paydowns/distributions           (.1)   (1.8)  (10.6)   (1.0)  (41.6)
Sales to KFC Portfolio Corporation      -      (.8)     -       -     (3.6)
Operating loss                          -       -       -      (.4)    (.4)
Transfers to real estate owned          -       -      3.6      -       -
Realized investment gains (losses)   (12.0)   (6.7)    2.1    (2.0)  (53.4)
Net transfers                        (11.2)   13.1      -     (1.3)     -
Other transactions, net                (.1)     .4    (5.6)     -      5.0
                                    ------  ------  ------  ------  ------

Balance at June 30, 1995            $ 26.5  $ 90.1  $ 49.8  $ 60.3  $875.7 <F4>
                                    ======  ======  ======  ======  ======

<F1>  Net of $139.6 million reserve and write-downs.  Excludes
      $29.8 million of real estate-related accrued interest.
<F2>  KILICO's real estate-related bonds, all of which are
      presently rated below investment-grade, are generally unsecured and were issued to KILICO by real estate finance or development companies generally to provide financing for Kemper's or KILICO's joint ventures for such purposes as land acquisitions, construction/development, refinancing debt, interest and other operating expenses.
<F3>  The other real estate loans are notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.
<F4>  Net of $104.5 million reserve and write-downs.  Excludes
      $21.4 million of real estate-
      related accrued interest.

As reflected in the preceding table, cash fundings during the first half of 1995 exceeded cash received from sales/paydowns/distributions during the same period by $5.1 million.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic
location and property type, as shown in the following two tables:
Geographic distribution as of      Distribution by property type as of
June 30, 1995                      June 30, 1995

  California   27.9%                 Land         21.4%
  Illinois     24.6                  Office       19.3
  Texas         9.7                  Retail       15.2
  Ohio          6.7                  Industrial   14.6
  Spain         6.2                  Hotel        11.6
  Colorado      3.8                  Apartment     4.1
  Indiana       3.1                  Residential   2.2
  Oregon        2.9                  Mixed use     2.2
  Washington    2.7                  Other         9.4
  Hawaii        2.7                              -----
  Florida       2.2                  Total       100.0%
  Other <F1>    7.5                              =====
              -----
      Total   100.0%
              =====
______________

<F1> No other single location exceeded 2.0 percent.

Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Approximately one-half of KILICO's real estate holdings are in California and Illinois. California's real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

At June 30, 1995, KILICO's real estate portfolio also included $54.4 million of loans carried as equity investments in real estate related to land for office and retail development and residential projects located in Barcelona, Spain. The Spanish projects accounted for $17.8 million of net fundings during the first six months of 1995 and represented approximately 6.2 percent of KILICO's real estate portfolio at June 30, 1995. These investments, which began in the late 1980s, accounted for $7.7 million of the June 30, 1995 off-balance-sheet legal commitments, of which KILICO expects to fund approximately $3.8 million.

Undeveloped land, including the Spanish projects, represented approximately 21.4 percent of KILICO's real estate portfolio at June 30, 1995. To maximize the value of certain land and other projects, additional development is proceeding or is planned. Such development of existing projects may continue to require substantial funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

At June 30, 1995, KILICO's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, represented approximately $236.6 million, or 27.0 percent, of KILICO's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflected $19.0 million in fundings during the first half of 1995. KILICO also received cash, from Prime Group-related sales/paydowns/distributions, totaling $22.6 million in the first six months of 1995. Prime Group-related commitments accounted for $188.1 million of the off-balance-sheet legal commitments at June 30, 1995, of which KILICO expects to fund $21.3 million.

Effective January 1, 1993, Kemper and its subsidiaries, including KILICO, formed a master limited partnership (the "MLP") with Lumbermens Mutual Casualty Company ("Lumbermens") and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and Fidelity Life Association ("FLA"), an affiliated mutual life insurance company, all of Bedford's ownership interests in ventures in which Bedford, Kemper, KILICO, Lumbermens and their respective subsidiaries previously shared ownership interests. As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first six months of 1995, KILICO provided $21.3 million of fundings to the MLP projects. KILICO also received cash from MLP-related sales/paydowns/distributions of $22.7 million in the first half of 1995. At June 30, 1995, projects in the MLP accounted for $34.2 million of KILICO's off-balance-sheet legal commitments, of which KILICO expects to fund $27.4 million. Kemper's equity interests in real estate that were affected by formation of the MLP are held almost entirely by the real estate subsidiaries of Kemper. Of KILICO's real estate portfolio at June 30, 1995, approximately $239.5 million, or 27.3 percent, represented loans to and investments in MLP-owned joint ventures. (See ITEM 5 below).

Provisions for real-estate related losses

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

KILICO's real estate reserve was allocated as follows:

Real estate reserve
(in millions)
                       Joint venture    Third-party      Other real
                         mortgage         mortgage     estate-related
                          loans            loans        investments       Total
                       -------------    -----------    --------------     -----

Balance at 12/31/94      $ 7.1             $10.4            $25.5         $43.0
Change in reserve          1.0             (10.1)            11.0           1.9
                          ----              ----             ----          ----
Balance at 6/30/95       $ 8.1             $  .3            $36.5         $44.9
                          ====              ====             ====          ====


In addition to the reserve, KILICO's provisions for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by KILICO and including KILICO's share of write-downs by joint ventures) totaling $59.7 million at June 30, 1995, and $96.6 million at December 31, 1994.

Real estate outlook

KILICO's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by fairly restrictive lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which KILICO has made loans, or additional adverse information becoming known to KILICO through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. KILICO's net income could be materially reduced in future periods if real estate and equity market conditions remain stagnant or worsen in areas where KILICO's portfolio is located.

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

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                              June 30, 1995   December 31, 1994
                                             --------------  ------------------
Potential problem loans <F1>                     $   59.4        $   57.9
Past due loans <F2>                                   4.7              -
Non-accrual loans <F3>                              264.2           274.6
Restructured loans (currently performing) <F4>       45.4            50.5
Real estate owned <F5>                               49.8            57.3
                                                   ------           -----
      Total <F6><F7>                             $  423.5        $  440.3
                                                   ======           =====

  <F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
  <F2> Interest more than 90 days past due but not on
       nonaccrual status.
  <F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful.
  <F4> KILICO defines a "restructuring" of debt as an event
       whereby KILICO, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between KILICO and the debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that KILICO, at its option, may extend (roll over).
  <F5> Real estate owned is carried at fair value and includes foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $36.3 million and $67.5 million at June 30, 1995 and December 31, 1994, respectively, on real estate owned at those dates.
  <F6> Total reserves and cumulative write-downs on properties owned at June 30, 1995 (excluding fair value adjustments to real estate owned) were 16.1 percent of total troubled real-estate related investments and 7.2 percent of KILICO's total real estate portfolio before reserves and write-downs.
  <F7> Equity investments in real estate are not defined as
       part of, and therefore are not taken into account in calculating, total troubled real estate. KILICO's equity investments also involve real estate risks. See "Real estate concentrations" above.

Based on the level of troubled real estate-related investments KILICO has experienced, KILICO anticipates additional foreclosures and deeds in lieu of foreclosure in 1995 and beyond. Any consolidation accounting resulting from foreclosures would add the related ventures' assets and senior third-party liabilities to KILICO's balance sheet and eliminate KILICO's loans to such ventures.

Due to the adverse real estate environment affecting KILICO's portfolio in recent years, KILICO has continued to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing non-performing and potential problem credits. Since 1991, KILICO has intensified its attention to evaluating the asset quality, cash flow and prospects associated with each of its projects. KILICO continues to analyze various potential transactions designed to reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales, mortgage refinancings and real estate investment trusts. However, there can be no assurance that such efforts will result in continued improvements in the performance of KILICO's real estate portfolio.

Net investment income

KILICO's pre-tax net investment income totaled $179.1 million for the first half of 1995, compared with $165.8 million for the first half of 1994. Included in pre-tax net investment income is KILICO's share of the operating income from equity investments in real estate and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)
                                 Six months ended
                                     June 30
                                ------------------

                                  1995      1994
                                  ----      ----
Real estate-related investments  $ 9.9     $18.0
                                 =====     =====
Basis points                        40        71
                                 =====     =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on those loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real-estate related investments at June 30, 1995, KILICO estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

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

Realized investment results

Reflected in net income are after-tax realized investment losses of $30.3 million for the first six months of 1995, compared with $3.3 million of losses for the first six months of 1994.

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

Interest rates

Interest rate fluctuations affect KILICO. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during 1994 and once during the first half of 1995. Interest rates have subsequently declined through the remainder of the first six months of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities, compared with higher new money crediting rates, have influenced certain clients to seek alternative products. KILICO mitigates this risk somewhat by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of June 30, 1995, however, were no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined in the first six months of 1995, KILICO's capital resources were positively impacted by the eliminations of these unrealized loss positions on its fixed maturity investments.

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

Policyholder deposits increased to $125.1 million during the first six months of 1995 from $115.5 million for the first six months of 1994. Policyholder withdrawals increased to $441.6 million during the first six months of 1995 from $302.4 million for the first six months of 1994, primarily due to higher interest rates which caused KILICO's renewal crediting rates to be lower than competitors' new money crediting rates, increased competition and uncertainty regarding KILICO's ownership. KILICO's late 1994 and early 1995 increases in crediting rates were designed to produce new policyholder deposits and to reduce future withdrawals.

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

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so. Subject to certain limitations under the Merger Agreement, such circumstances could accelerate or increase Kemper's purchases of real estate-related assets from KILICO and Kemper's other life insurance subsidiary, Federal Kemper Life Assurance Company ("FKLA"), to further support their respective statutory capital positions.

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell Kemper, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of Kemper, which S&P had placed under "Credit Watch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "Credit Watch with 'developing' implications"; Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of Kemper and Baa1 insurance financial strength rating of KILICO and FKLA to under review "with direction uncertain" from "for possible downgrade"; Duff & Phelps Credit Rating Co. advised Kemper that it did not revise its A- senior debt rating of Kemper, its AA- claims-paying ability rating of FKLA and its A+ claims-paying ability rating of KILICO from "Rating Watch-Uncertain"; and A.M. Best Company announced that its A- ratings of FKLA and KILICO remain "under review with developing implications."

On July 26, 1995, KILICO and FKLA were notified by S&P that they have been assigned a claims-paying ability rating of Aq "Good".

Stockholder's equity

Stockholder's equity totaled $684.9 million at June 30, 1995, compared with $434.0 million at December 31, 1994. The first-half 1995 increase reflected a $249.7 million benefit in the unrealized position of KILICO's fixed maturity investment portfolio, due to declining interest rates, as well as net income of $1.2 million in the first half of 1995.

PART II    OTHER INFORMATION


ITEM 5.    Other Information

On May 15, 1995, Kemper, Zurich Insurance Company ("Zurich") and Insurance Partners, L.P. and Insurance Partners Offshore
(Bermuda), L.P. (collectively, "Insurance Partners," and together with Zurich, the "Investor Group") entered into the Merger Agreement. A copy of the Merger Agreement and copies of two related agreements were filed as Exhibits Nos. 2.1, 2.2 and 2.3, respectively, to Kemper's Current Report on Form 8-K dated May 15, 1995, filed May
22, 1995 (the "May 15 Form 8-K"), and are incorporated herein by reference.

Real estate asset sales

In compliance with the Merger Agreement, Kemper has been using diligent efforts to enter into agreements to sell, and to cause its subsidiaries to enter into agreements to sell, various real estate assets, including certain mortgage and other loans, real estate owned and equity interests in real estate. Pursuant to
Section 4.6 (a) of the Merger Agreement, Kemper has the right to require that any binding sale agreement with a third party include a condition that Kemper shall not be obligated to consummate such real estate asset sale unless either the Merger (as defined in the Merger Agreement) is consummated or the Preliminary Closing Conditions (as defined in the Merger Agreement) are satisfied or waived.

Since May 15, 1995, however, with respect to certain selected real estate assets, Kemper has entered into sale agreements without requiring the above-described condition, or Kemper has otherwise determined that it is willing to enter into such sales contracts. A major consequence of Kemper's unconditional intent to sell such assets under current real estate market conditions is KILICO's recording of additions to its provisions for real estate-related losses (reserves and write-downs) to mark the subject assets down to the estimated or actual sales contract prices (less estimated sales expenses). Such prices in several instances differed significantly from KILICO's carrying values as determined pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Primarily due to these differences, KILICO's additions to reserves and write-downs in the second quarter of 1995 resulted in after-tax, real estate-related, realized investment losses of approximately $34.7 million.

Although Kemper and KILICO would not have intended to sell all of such real estate assets at such prices in the absence of the Merger Agreement, Kemper and KILICO determined to proceed with the sales with respect to selected assets without the above-described condition in order to facilitate their sales and the merger. If KILICO determines to enter into other real estate sales contracts without including therein the above-described condition, then further additions to KILICO's provisions for real estate-related losses may be necessary.

Kemper has entered into certain real estate sales and other contracts that include the above-described condition. These contracts include a Purchase and Sale Agreement dated July 28, 1995, pursuant to which real estate assets held by KILICO would be sold at a price substantially less than their June 30, 1995 carrying value of $379.5 million, and a letter of agreement between Kemper and Lumbermens dated May 15, 1995 (the "Lumbermens Agreement"), pursuant to which, among other things, the MLP would be substantially restructured.

Also in the Merger Agreement Kemper agreed to various covenants relating to conduct of business prior to the Merger. Such covenants include real estate-related restrictions with respect to operating, funding or entering into contracts with respect to real estate projects, including in particular Kemper's and KILICO's Spanish developments. See "Management's Discussion and Analysis - INVESTMENTS - Real estate concentrations" above. Because the values of development projects depend in part on Kemper's plans with respect thereto, and because the Investors Group's consent is necessary at the present time for implementing such plans, there can be no assurance that Kemper's plans, and therefore estimated values, may not change substantially before either the Merger or the satisfaction or waiver of the Preliminary Closing Conditions. In such event, KILICO would record further additions to its provisions for real estate-related losses.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)     EXHIBITS.  Not applicable.

           (b)     REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months ended June 30, 1995.

                Kemper Investors Life Insurance Company
                                 FORM 10-Q
                For the fiscal period ended June 30, 1995
                -----------------------------------------


                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Kemper Investors Life Insurance Company
                             (Registrant)


Date: August 14, 1995    By:  /s/JOHN B. SCOTT
                              -----------------------
                              John B. Scott
                              Chairman, President and
                              Chief Executive Officer



Date: August 14, 1995    By:  /s/JOSEPH R. SITAR
                              ------------------------
                              Joseph R. Sitar
                              Chief Accounting Officer