Form 10-Q
period 1995-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1995-11-14
CIK 351754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-Q

Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1995.

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

As of November 1, 1995, 250,000 shares of Common Stock (all held by an affiliate, Kemper Financial Companies, Inc.) were outstanding.

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


PART I.  FINANCIAL STATEMENTS                            Page No.
                                                         --------

     Consolidated Balance Sheet -
          September 30, 1995 and December 31, 1994 . . . . .  3

     Consolidated Statement of Operations -
          Three months and nine months ended
          September 30, 1995 and 1994. . . . . . . . . .  . . 4

     Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1995 and 1994 . . . 5

     Notes to Consolidated Financial Statements . . . . .  .  6

     Management's Discussion and Analysis
          Results of Operations . . . . . . . . . . . . . .   8
          Investments . . . . . . . . . . . . . . . . . . .  12
          Liquidity and Capital Resources . . . . . . . . .  23

PART II.  OTHER INFORMATION

     ITEM 5.  Other Information . . . . . . . . . . . . . .  25

     ITEM 6.  Exhibits and Reports on Form 8-K  . . . . . .  27


Signatures  . . . . . . . . . . . . . . . . . . . . . . . .  28

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                                      September 30   December 31
                                                          1995          1994
                                                      ------------   -----------
ASSETS
Investments
  Fixed maturities, available for sale, at market
    (cost: 1995, $3,559,151; 1994, $3,707,356)         $3,589,771    $3,463,732
  Equity securities, at market (cost: 1995,
    $5,006; 1994, $14,947)                                  4,356        14,767
  Short-term investments                                  332,225       204,164
  Joint venture mortgage loans                            342,484       351,359
  Third-party mortgage loans                              262,383       318,682
  Other real estate-related investments                   225,953       237,242
  Policy loans                                            288,774       277,743
  Other invested assets                                    25,167        25,760
                                                       ----------    ----------
    Total investments                                   5,071,113     4,893,449
Cash                                                        3,238        23,189
Accrued investment income                                 113,796       125,543
Deferred insurance acquisition costs                      296,040       310,465
Fixed assets, at cost less accumulated depreciation         1,702         3,735
Receivable for securities sold                             11,579             -
Reinsurance recoverable                                   519,197       642,801
Other assets and receivables                               40,585        29,914
Assets held in separate accounts                        1,708,010     1,507,984
                                                      -----------   -----------
    Total assets                                       $7,765,260    $7,537,080
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                                 $4,607,610    $4,843,690
Ceded future policy benefits                              519,197       642,801
Payable for securities purchased                          106,995           574
Other accounts payable and liabilities                     57,402        66,687
Deferred income taxes                                      57,766        41,364
Liabilities related to separate accounts                1,708,010     1,507,984
                                                      -----------   -----------
    Total liabilities                                   7,056,980     7,103,100
                                                      -----------   -----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value,
  authorized 300,000 shares; outstanding 250,000 shares     2,500         2,500
Additional paid-in capital                                491,994       491,994
Net unrealized gain (loss) on investments                  12,912      (236,443)
Retained earnings                                         200,874       175,929
                                                      -----------   -----------
    Total stockholder's equity                            708,280       433,980
                                                      -----------   -----------
    Total liabilities and stockholder's equity         $7,765,260    $7,537,080
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

- 3 -

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)
                                          Nine months ended   Three months ended
                                            September 30         September 30
                                         ------------------   ------------------
                                           1995      1994       1995     1994
                                         --------  --------   --------  -------
REVENUE
Net investment income                    $266,686  $260,485   $ 87,545 $ 94,733
Realized investment gains (losses)        (42,319)  (30,840)     4,366  (25,811)
Fees and other income                      25,435    23,619      7,975    7,821
                                         --------  --------   --------  --------
  Total revenue                           249,802   253,264     99,886   76,743
                                         --------  --------   --------  --------

BENEFITS AND EXPENSES
Benefits and interest credited to
  policyholders                           183,598   186,232    60,396    61,719
Commissions, taxes, licenses and fees      20,959    20,000     6,946     6,365
Operating expenses                         15,404    19,370     5,703     6,500
Deferral of insurance
  acquisition costs                       (30,494)  (33,538)  (10,284)  (10,770)
Amortization of insurance
  acquisition costs                        23,489    22,765     1,482     8,107
                                         --------  --------  --------   -------
  Total benefits and expenses             212,956   214,829    64,243    71,921
                                         --------  --------  --------   --------
Income before income tax expense           36,846    38,435    35,643     4,822
                                         --------  --------  --------   --------
Income tax expense (benefit)
  Current                                  (1,515)    3,107     8,478    (9,545)
  Deferred                                 13,416    10,931     3,453    11,352
                                         --------  --------  --------   --------
  Total income tax expense                 11,901    14,038    11,931     1,807
                                         --------  --------  --------   --------

Net income                               $ 24,945  $ 24,397  $ 23,712   $ 3,015
                                         ========  ========  ========   ========


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)
                                                          Nine months
                                                       ended September 30
                                                      --------------------
                                                        1995        1994
                                                      --------    --------
Cash flows from operating activities
  Net income                                          $ 24,945    $ 24,397
  Reconcilement of net income to net cash provided:
    Realized investment losses                          42,319      30,840
    Interest credited and other charges                177,290     181,547
    Deferred insurance acquisition costs                (7,005)    (10,773)
    Amortization of discount and premium
      on investments                                     3,281      (2,684)
    Deferred income taxes                               13,414     (10,911)
    Other, net                                         (18,403)    (23,688)
                                                      --------    --------
    Net cash provided from operating activities        235,841     210,550
                                                      --------    --------


Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                  194,719      77,385
    Fixed maturities sold prior to maturity            261,190     774,510
    Mortgage loans, policy loans and other
      invested assets                                  155,176     437,893
    Net change in fixed assets                           1,989       2,052
  Cost of investments purchased or loans originated:
    Fixed maturities                                  (299,843) (1,421,655)
    Mortgage loans, policy loans and
      other invested assets                           (109,340)   (184,157)
  Short-term investments, net                         (128,061)    186,313
  Net change in receivable and payable
    for securities transactions                         94,842     171,874
                                                      --------   ---------
    Net cash provided by investing activities          170,672      44,215
                                                      --------    --------

Cash flows from financing activities
  Policyholder account balances:
    Deposits                                           185,626     169,209
    Withdrawals                                       (598,996)   (456,815)
  Capital contributions                                      -      65,000
  Other                                                (13,094)     (8,003)
                                                      --------    --------
    Net cash used in financing activities             (426,464)   (230,609)
                                                      --------    --------
Net change in cash                                     (19,951)     24,156
Cash at the beginning of the period                     23,189       7,487
                                                      --------    --------
Cash at the end of the period                         $  3,238    $ 31,643
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

2. The change in net unrealized gains (losses), net of applicable taxes, on fixed maturities and equity securities is not reflected as a component of KILICO's net income.

3. Pursuant to Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," deferred tax assets are recognized if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized. KILICO has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the consolidated federal income tax return of Kemper Corporation ("Kemper") or a change in circumstances which causes the recognition of the benefits to become more likely than not. During the first nine months of 1995, the valuation allowance was decreased by $85.3 million. This decrease in the valuation allowance solely relates to the decrease in the deferred federal tax asset from unrealized losses on investments.

The tax effects of temporary differences that give rise to
significant portions of KILICO's net deferred federal tax
liability are as follows:
   (in thousands)
                                                September 30  December 31
                                                    1995         1994
                                                ------------  -----------
   Deferred federal tax assets:
     Life policy reserves                         $ 45,077      $ 51,519
     Real estate-related                            35,707        39,360
     Other investment-related                        5,641         7,435
     Unrealized losses on investments                    -        85,331
     Other                                           7,994         6,415
                                                   -------      --------
       Total deferred federal tax assets            94,419       190,060

     Valuation allowance                           (15,201)     (100,532)
                                                   -------      --------
       Total deferred federal tax assets
         after valuation allowance                  79,218        89,528
                                                   -------      --------

   Deferred federal tax liabilities:
     Deferred insurance acquisition
       costs                                       103,614       108,663
     Depreciation and amortization                  19,654        18,878
     Unrealized gains on investments                10,489             -
     Other                                           3,227         3,351
                                                   -------      --------
       Total deferred federal tax
         liabilities                               136,984       130,892
                                                   -------      --------
   Net deferred federal tax liability             $(57,766)     $(41,364)
                                                  ========      ========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

On May 15, 1995, Kemper Corporation ("Kemper") signed a definitive merger agreement whereby Kemper, including Kemper Investors Life Insurance Company ("KILICO"), would be acquired by an investor group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P., Insurance Partners
Offshore (Bermuda), L.P. and ZIP Acquisition Corp. The transaction is subject to certain conditions, including certain approvals by state insurance regulators and the common stockholders of Kemper. The transaction is expected to close in early January 1996. (See Part II, ITEM 5 of this Form 10-Q.)

Currently, KILICO is wholly owned by Kemper Financial Companies,
Inc. ("KFC"), which in turn is approximately 99 percent owned by Kemper and 1 percent owned by employees of KFC's subsidiaries. KFC is currently seeking to redeem or repurchase all its employee-owned securities prior to year-end 1995, and in such event, Kemper has informed KILICO that KFC likely would be merged into Kemper in early January 1996 prior to Kemper's acquisition by the investor group, with Kemper as the surviving corporation.

RESULTS OF OPERATIONS

KILICO reported net income in the first nine months of 1995 of $24.9 million, compared with net income of $24.4 million in the first nine months of 1994.

The following table reflects the components of net income:
Net income:
(in millions)
                                         Nine months ended   Three months ended
                                            September 30         September 30
                                         -----------------   ------------------
                                          1995      1994      1995       1994
                                         -----     -----     -----      -----
Operating earnings                       $ 52.4    $ 44.4    $ 20.9     $ 19.7
Net realized investment
  gains (losses)                          (27.5)    (20.0)      2.8      (16.7)
                                         ------    ------    ------     ------
     Net income                          $ 24.9    $ 24.4    $ 23.7     $  3.0
                                         ======    ======    ======     ======


The following table reflects the major components of realized investment gains (losses) included in net income:

Realized investment gains (losses):
(in millions)
                                          Nine months ended   Three months ended
                                             September 30       September 30
                                          -----------------   -----------------
                                            1995      1994      1995      1994
                                           ------    ------   -------   -------
Real estate-related losses <F1>            $(53.6)   $(18.1)  $  (.2)   $    -
Fixed maturity write-downs                   (1.8)      (.1)    (1.8)        -
Other gains (losses), net                    13.1     (12.6)     6.4      (25.8)
                                           ------    ------   ------    -------
    Realized investment gains (losses)      (42.3)    (30.8)     4.4      (25.8)
Income tax expense (benefit)                (14.8)    (10.8)     1.6       (9.1)
                                           ------    ------   ------    -------
    Net realized investment gains (losses) $(27.5)   $(20.0)   $ 2.8    $ (16.7)
                                           ======    ======   ======    ========

     <F1>  See the discussion captioned "Real Estate Asset Sales"
           in ITEM 5 below.

Operating earnings (net income excluding realized investment results) improved to $52.4 million in the first nine months of 1995, compared with $44.4 million in the first nine months of 1994, primarily due to improvements in spread income, an increase in fees and other income, and reductions in operating expenses, offset by a net decrease in the deferral of insurance acquisition costs.

KILICO improved spread income by increasing investment income and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on such interest-sensitive products, which actions adversely impacted spread income. The recent declines in interest rates during the second and third quarters of 1995, however, have mitigated at present competitive pressures to increase renewal crediting rates further.

Investment income was positively impacted in the first nine months of 1995, compared with the first nine months of 1994, from reductions in the level of non-performing real estate-related investments, primarily from sales of certain real estate-related investments to affiliated non-life realty companies in recent periods. These sales totaled $3.5 million in the first nine months of 1995 and $133.8 million in the first nine months of 1994 and resulted in no realized gain or loss to KILICO. Investment income in 1995 also benefited from a repositioning of

KILICO's fixed maturity investment portfolio in September 1994. The repositioning of KILICO's investment portfolio involved the sale of $330.7 million of fixed maturity investments, which consisted of lower yielding investment-grade corporate securities and collateralized mortgage obligations. The $306.9 million of proceeds from the repositioning, together with $275.0 million of other cash and short-term investments, were reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National
Mortgage Association and the Federal National Mortgage Association. See "INVESTMENTS" below.


Life insurance sales
(in millions)
                                      Nine months ended   Three months ended
                                        September 30         September 30
                                      -----------------   ------------------
                                        1995     1994       1995      1994
                                       ------   ------     ------    ------
Annuities
  General account                      $185.3   $168.5     $ 60.2    $ 53.7
  Separate account                      114.7    202.4       28.0      55.7
                                       ------   ------     ------    ------
    Total annuities                     300.0    370.9       88.2     109.4
Interest-sensitive life insurance          .3       .7         .3         -
                                       ------   ------     ------    ------
    Total sales                        $300.3   $371.6     $ 88.5    $109.4
                                       ======   ======     ======    ======

Sales of annuity products consist of total deposits received. The increase in general account (fixed annuity) sales reflects
KILICO's current strategy to increase sales of fixed annuities in the current interest rate environment. KILICO's longer-term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in the first nine months of 1995, compared with the first nine months of 1994. This decline was due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership.

Included in fees and other income are administrative fees received from KILICO's separate account products of $16.1 million in the first nine months of 1995, compared with $15.6 million in the first nine months of 1994. Other income also included surrender charge revenue of $6.3 million in the first nine months of 1995, compared with $5.2 million in the first nine months of 1994, as total general account and separate account policyholder surrenders and withdrawals increased in the first nine months of 1995, compared with the first nine months of 1994.

Policyholder surrenders and withdrawals
(in millions)
                             Nine months ended   Three months ended
                               September 30         September 30
                             -----------------   ------------------
                               1995     1994       1995      1994
                               ----     ----       ----      ----
     General account          $622.4   $435.4     $159.4    $159.8
     Separate account          156.0    105.6       45.6      34.6
                              ------   ------     ------    ------

        Total                 $778.4   $541.0     $205.0    $194.4
                              ======   ======     ======    ======


Policyholder withdrawals increased during the first nine months of 1995. (See "LIQUIDITY AND CAPITAL RESOURCES" below.) KILICO's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the second and third quarters of 1995, together with the benefits of the planned association with Zurich, policyholder surrenders and withdrawals for the quarter ended September
30, 1995 declined substantially from the level of surrenders and withdrawals in the first two quarters of 1995. KILICO expects that the level of surrender and withdrawal activity experienced should remain relatively stable for the remainder of 1995.

The deferral of insurance acquisition costs was lower in the first nine months of 1995, compared with the first nine months of 1994, primarily reflecting lower overall annuity sales. The amortization of insurance acquisition costs increased in the first nine months of 1995, compared with the first nine months of 1994, primarily as a result of an increase in policyholder withdrawals and increasing renewal crediting rates. Policyholder withdrawals and increasing renewal crediting rates adversely impact the amortization of insurance acquisition costs as both would be expected to decrease KILICO's projected future estimated gross profits.

Operating expenses decreased by $4.0 million, or 20.5 percent, in the first nine months of 1995, compared with the first nine months of 1994, as a result of expense control efforts.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to affiliated non-life realty companies through September 30, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $900 million in annuity reinsurance transactions with an affiliated mutual life insurance company, a parental guarantee of any indebtedness, and capital contributions of $342.5 million through September 30, 1995. KILICO's statutory surplus ratio improved to 12.3 percent at September 30, 1995 from 10.2 percent at December 31, 1994, 8.2 percent at December 31, 1993, 6.6 percent at December 31, 1992,
6.5 percent at December 31, 1991, and 4.0 percent at year-end
1990.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash
(in millions)
                                           September 30, 1995   December 31,1994
                                           ------------------   ----------------
Cash and short-term investments             $  335     6.6%      $  227     4.6%
Fixed maturities:
  Investment-grade:
    NAIC<F1> Class 1                         2,895    57.1        2,569    52.2
    NAIC<F1> Class 2                           624    12.3          760    15.5
  Performing below investment-grade <F2>        67     1.3          135     2.8
  Non-performing below investment grade          4      .1            -       -
Equity securities                                4      .1           15      .3
Joint venture mortgage loans<F3><F4>           343     6.8          351     7.1
Third-party mortgage loans<F3><F4>             262     5.2          319     6.5
Other real estate-related investments <F4>     226     4.5          237     4.8
Policy loans                                   289     5.7          278     5.7
Other                                           25      .3           26      .5
                                             -----   -----        -----   -----
  Total                                     $5,074   100.0%      $4,917   100.0%
                                             =====   =====       ======   =====

  <F1>  National Association of Insurance Commissioners ("NAIC").
       -  Class 1 = A- and above
       -  Class 2 = BBB- through BBB+
  <F2>  Excludes $27.6 million, or 0.5 percent, and $49.9 million, or 1.0 percent, at September 30, 1995 and December 31, 1994, respectively, of bonds carried in other real estate-related investments.
  <F3>  A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when KILICO and its affiliates have disposed of their related equity interest in that venture.
  <F4>  See table captioned "Summary of gross and net real estate investments" below.

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated market value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized appreciation, net of tax, on fixed maturities at September 30, 1995 was $19.9 million, compared with unrealized depreciation of $243.6 million at December 31, 1994. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Market values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 76.0 percent of KILICO's invested assets and cash, compared with 72.3 percent at December 31, 1994. Approximately 67 percent of KILICO's NAIC Class 1 bonds are rated AAA or equivalent at September 30, 1995.

Approximately 48 percent of KILICO's investment-grade fixed maturities at September 30, 1995 were mortgage-backed securities. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any material investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that KILICO's investments in mortgage-backed securities were predominately made since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of KILICO's September 1994 purchases of such investments, most of these investments were purchased by KILICO at discounts. Prepayment activity on securities purchased at a discount is not expected to result in any material losses to KILICO because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At September 30, 1995, KILICO had unamortized discounts and premiums of $17.9 million and $12.1 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of KILICO's investments in mortgage-backed securities, KILICO believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6) (representing securities of 8 issuers at September 30,
1995) totaled 1.4 percent of cash and invested assets at September 30, 1995, compared with 2.8 percent at December 31, 1994. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Over the last four years, KILICO significantly reduced its exposure to below investment-grade securities. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

The $831 million real estate portfolio held by KILICO constituted
16.4 percent of cash and invested assets at September 30, 1995, compared with $907 million, or 18.4 percent, at December 31, 1994. The real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their respective affiliates have taken ownership positions in joint ventures with a small number of partners.

Summary of gross and net real estate investments
(in millions)
                                         September 30, 1995    December 31, 1994
                                         ------------------    -----------------

Investments before reserves, write-downs
 and net joint venture operating losses:
  Joint venture mortgage loans                  $ 356                $ 358
  Third-party mortgage loans                      274                  353
  Other real estate-related investments           314                  350
                                                ------               ------
          Subtotal                              1,061                  944

  Reserves                                        (49)                 (43)
  Write-downs                                     (49)                 (97)
  Cumulative net operating losses of joint
    ventures owned                                (15)                 (14)
                                                ------               ------
Net real estate investments                     $ 831                $ 907
                                                ======               ======

As reflected in the real estate portfolio table below, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $258.9 million at September 30, 1995. This amount represented a net decrease of $117.2 million since December 31, 1994, in part due to fundings in the first nine months of 1995. As of September 30, 1995, KILICO expects to fund approximately $58.8 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

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

Excluding $50.6 million of real estate owned and $60.9 million of net equity investments in joint ventures, KILICO's real estate loans (including real estate-related bonds) totaled $719.3 million at September 30, 1995, after reserves and write-downs.
Of this amount, $473.5 million are on accrual status with a weighted average interest rate of approximately 7.6 percent. Of these accrual loans, 60.1 percent have terms requiring current periodic payments of their full contractual interest, 27.3 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 12.6 percent defer all interest to maturity.

The equity investments in real estate at September 30, 1995 consisted of $55.9 million of loans to Spanish projects (described below) and $16.7 million in KILICO's other equity investments in joint ventures, net of $11.7 million of reserves. The equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

KILICO's real estate owned included $34.2 million of deeds in lieu of foreclosure, $16.0 million of foreclosures and $0.4 million of certain purchased properties at September 30, 1995. Real estate owned was net of $32.1 million of write-downs at September 30, 1995.

Real estate portfolio
(in millions)
                                   Mortgage loans
                                   --------------
                                   Joint   Third-
                                   venture party
                                   --------------
Balance at December 31, 1994       $351.4  $318.7

Additions (deductions):
Fundings                             22.4     3.0
Interest added to principal          11.5     5.9
Sales/paydowns/distributions        (30.6)  (24.3)
Sales to KFC Portfolio Corp.         (1.7)   (1.1)
Operating loss                          -       -
Transfers to real estate owned       (3.6)  (15.9)
Realized investment gains (losses)  (27.9)  (13.3)
Net transfers                        24.8   (25.4)
Other transactions, net              (3.8)   14.8
                                   ------  ------
Balance at September 30, 1995      $342.5  $262.4
                                   ======  ======

Real estate portfolio
(in millions)
                                     Other real estate-related investments
                                   -----------------------------------------
                                            Other  Real     Equity
                                   Bonds   loans   estate   invest-
                                   <F2>    <F3>    owned    ments     Total
                                   -----   -----   ------   ------    ------
Balance at December 31, 1994       $49.9   $84.6   $57.3    $45.4     $907.3<F1>

Additions (deductions):                -      .9     3.7     21.1       51.1
Interest added to principal            -      .4       -        -       17.8
Sales/paydowns/distributions         (.1)   (6.3)  (31.8)    (2.0)     (95.1)
Sales to KFC Portfolio Corp.           -     (.8)      -        -       (3.6)
Operating loss                         -       -       -      (.1)       (.1)
Transfers to real estate owned         -       -    19.5        -          -
Realized investment gains (losses) (10.8)   (6.0)    6.5     (2.1)     (53.6)
Net transfers                      (11.2)   13.1       -     (1.3)         -
Other transactions, net              (.2)     .9    (4.6)     (.1)       7.0
                                   -----   -----   -----    -----     ------
Balance at September 30, 1995      $27.6   $86.8   $50.6    $60.9     $830.8<F4>
                                   =====   =====   =====    =====     ======

<F1>  Net of $139.6 million reserve and write-downs.  Excludes
      $29.8 million of real estate-related accrued interest.
<F2>  KILICO's real estate-related bonds, all of which are
      presently rated below investment-grade, are generally unsecured and were issued to KILICO by real estate finance or development companies generally to provide financing for Kemper's or KILICO's joint ventures for such purposes as land acquisitions, construction/development, refinancing debt, interest and other operating expenses.
<F3>  The other real estate loans are notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.
<F4>  Net of $97.6 million reserve and write-downs.  Excludes
      $22.9 million of real estate-
      related accrued interest.

As reflected in the preceding table, cash received by KILICO from sales/paydowns/distributions during the first nine months of 1995 exceeded KILICO's cash fundings during the same period by $44.0 million.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic
location and property type, as shown in the following two tables:
Geographic distribution                Distribution by property type
as of September 30, 1995               as of September 30, 1995

  California     27.4%                    Land           22.6%
  Illinois       23.3                     Office         19.5
  Texas           9.9                     Industrial     15.2
  Ohio            7.1                     Retail         13.0
  Spain           6.7                     Hotel          12.2
  Colorado        4.0                     Apartment       2.9
  Indiana         3.3                     Mixed Use       2.3
  Oregon          3.1                     Residential     1.8
  Washington      2.8                     Other          10.5
  Hawaii          2.5                                   -----
  Florida         2.3                         Total     100.0%
  Idaho           2.0                                   =====
  Other <F1>      5.6
                -----
     Total      100.0%
                =====
______________

<F1> No other single location exceeded 2.0 percent.

-16-

Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Approximately one-half of KILICO's real estate holdings are in California and Illinois. California real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

At September 30, 1995, KILICO's real estate portfolio also included $55.9 million of loans carried as equity investments in real estate related to land for office and retail development and residential projects located in Barcelona, Spain. The Spanish projects accounted for $19.3 million of net fundings during the first nine months of 1995 and represented approximately 6.7 percent of KILICO's real estate portfolio at September 30, 1995. These investments, which began in the late 1980s, accounted for $7.5 million of the September 30, 1995 off-balance-sheet legal commitments, of which KILICO expects to fund up to approximately $3.8 million.

Undeveloped land, including the Spanish projects, represented approximately 22.6 percent of KILICO's real estate portfolio at September 30, 1995. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned, but in any event further development is subject to certain consents from the parties to the Merger Agreement. Such development of existing projects would continue to require substantial funding, either from KILICO or third parties.
In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially. (See "Real Estate Asset Sales" in ITEM 5 of this Form 10-Q below.)

At September 30, 1995, KILICO's loans to and investments in projects with the Prime Group, Inc. or its affiliates, based in Chicago, totaled approximately $238.7 million, or 28.7 percent, of KILICO's real estate portfolio (including the previously mentioned Spanish projects, which are Prime Group-related). This amount reflected $21.0 million in fundings during the first nine months of 1995. KILICO also received cash from Prime Group-related sales/paydowns/distributions totaling $4.7 million in the first nine months of 1995. Prime Group-related commitments accounted for $187.8 million of the off-balance-sheet legal commitments at September 30, 1995, of which KILICO expects to fund up to $23.0 million.

Effective January 1, 1993, Kemper and its subsidiaries, including KILICO, formed a master limited partnership (the "MLP") with Lumbermens Mutual Casualty Company ("Lumbermens") and its subsidiaries. The assets of the MLP consist of the equity interests each partner or its subsidiaries previously owned in projects with Peter B. Bedford or his affiliates ("Bedford"), a California-based real estate developer. Pursuant to agreements entered into in January 1994, Bedford transferred to the MLP and Fidelity Life Association ("FLA"), an affiliated mutual life insurance company, all of Bedford's ownership interests in ventures in which Bedford, Kemper, KILICO, Lumbermens and their respective subsidiaries previously shared ownership interests.
As MLP partners, Kemper and Lumbermens have participated in funding certain cash needs of the MLP projects. During the first nine months of 1995, KILICO provided $21.8 million of fundings to the MLP projects. KILICO also received cash from MLP-related sales/paydowns/distributions of $42.9 million in the first nine months of 1995. At September 30, 1995, projects in the MLP accounted for $31.8 million of KILICO's off-balance-sheet legal commitments, of which KILICO expects to fund up to $25.0 million. Kemper's equity interests in real estate that were affected by formation of the MLP are held almost entirely by the real estate subsidiaries of Kemper. Of KILICO's real estate portfolio at September 30, 1995, approximately $226.2 million, or 27.2 percent, represented loans to and investments in MLP-owned joint ventures. (See ITEM 5 below.)

Provisions for real-estate related losses

KILICO monitors its real estate portfolio and identifies changes in the relevant real estate marketplaces, the economy and each borrower's circumstances. KILICO establishes its provisions for real estate-related losses (both reserves and write-downs) on the basis of its valuations of the related real estate, estimated in light of current economic conditions taking into consideration the effects of recourse to, and subordination of loans held by, affiliated non-life realty companies and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan." KILICO evaluates its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that include several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate reserve was allocated as follows:

Real estate reserve
(in millions)
                      Joint venture  Third-party     Other real
                        mortgage       mortgage    estate-related
                         loans          loans        investments    Total
                      -------------  -----------   --------------   -----

Balance at 12/31/94      $ 7.1          $10.4          $25.5        $43.0
Change in reserve          6.1          (10.1)          10.0          6.0
                          ----           ----           ----         ----
Balance at 9/30/95       $13.2          $  .3          $35.5        $49.0
                          ====           ====           ====         ====

In addition to the reserve, KILICO's provisions for real estate-related losses (on assets held at the respective period end) included cumulative write-downs (both by KILICO and including KILICO's share of write-downs by joint ventures) totaling $48.6 million at September 30, 1995, and $96.6 million at December 31, 1994.

Real estate outlook

KILICO's real estate experience could continue to be adversely affected by overbuilding and weak economic conditions in certain real estate markets and by fairly restrictive lending practices by banks and other lenders. Stagnant or worsening economic conditions in the areas in which KILICO has made loans, or additional adverse information becoming known to KILICO through its regular reviews or otherwise, could result in higher levels of problem loans or potential problem loans, reductions in the value of real estate collateral and adjustments to the real estate reserve. KILICO's net income could be materially reduced in future periods if real estate and equity market conditions remain stagnant or worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change. (See ITEM 5 below.)

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

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                           September 30, 1995  December 31, 1994
                                           ------------------  -----------------
Potential problem loans<F1>                     $  13.1             $  57.9
Past due loans <F2>                                 4.7                   -
Non-accrual loans<F3>                             304.7               274.6
Restructured loans (currently performing)<F4>      45.4                50.5
Real estate owned <F5>                             50.6                57.3
                                                 ------              ------
      Total<F6><F7>                             $ 418.5             $ 440.3
                                                 ======              ======

  <F1>     These are real estate-related investments where KILICO,
           based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
  <F2>     Interest more than 90 days past due but not on
           nonaccrual status.
  <F3>     KILICO does not accrue interest on real estate-related
           investments when it judges that the likelihood of collection of interest is doubtful.
  <F4>     KILICO defines a "restructuring" of debt as an event
           whereby KILICO, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between KILICO and the debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that KILICO, at its option, may extend (roll over).
  <F5>     Real estate owned is carried at fair value and includes
           foreclosures, deeds in lieu of foreclosure and certain purchased property. Cumulative write-downs to fair value were $32.1 million an d $67.5 million at September 30, 1995 and December 31, 1994, respectively, on real estate owned at those dates.
  <F6>     Total reserves and cumulative write-downs on properties
           owned at September 30, 1995 (excluding fair value adjustments to real estate owned) were 15.7 percent of total troubled real-estate related investments and 7.3 percent of KILICO's total real estate portfolio before reserves and write-downs.
  <F7>     Equity investments in real estate are not defined as
           part of, and therefore are not taken into account in calculating, total troubled real estate. KILICO's equity investments also involve real estate risks. See "Real estate concentrations" above.

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

Net investment income

KILICO's pre-tax net investment income totaled $266.7 million for the first nine months of 1995, compared with $260.5 million for the first nine months of 1994. Included in pre-tax net investment income is KILICO's share of the operating income from equity investments in real estate and other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax was as follows:

Foregone investment income
(dollars in millions)
                                       Nine  months ended
                                          September 30
                                       ------------------
                                         1995      1994
                                         ----      ----
Fixed maturity investments               $ .2      $  -
Real estate-related investments          14.7      23.9
                                        -----     -----
     Total                              $14.9     $23.9
                                        =====     =====
Basis points                               38        60
                                        =====     =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on those loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real-estate related investments at September 30, 1995, KILICO estimates foregone investment income in 1995 will decrease slightly compared with the 1994 level. Any nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

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

Realized investment results

Reflected in net income are after-tax realized investment losses of $27.5 million for the first nine months of 1995, compared with $20.0 million of losses for the first nine months of 1994.



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

Interest rates

Interest rate fluctuations affect KILICO. In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates have subsequently declined through the second and third quarters of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities compared with competitors' higher new money crediting rates have influenced certain clients to seek alternative products. KILICO mitigates this risk somewhat by charging decreasing surrender fees when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of September 30, 1995, however, were no longer subject to significant surrender fees.

As interest rates rose during 1994, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined in the second and third quarters of 1995, KILICO's capital resources were positively impacted by the elimination of the 1994 year-end unrealized loss position on its fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and customer account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, other operating revenue and cash provided from maturing or sold investments.
(See "INVESTMENTS" above.)


Policyholder deposits increased to $185.6 million during the first nine months of 1995 from $169.2 million for the first nine months of 1994. Policyholder withdrawals increased to $599.0 million during the first nine months of 1995 from $456.8 million for the first nine months of 1994, primarily due to rising interest rates which caused KILICO's renewal crediting rates to be lower than competitors' new money crediting rates, increased competition, and uncertainty regarding KILICO's ownership. KILICO's late 1994 and early 1995 increases in crediting rates were designed to produce new policyholder deposits and to reduce future withdrawals.

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

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. On April 11, 1995, following the announcement of an agreement in principle to sell Kemper, Standard & Poor's Corporation ("S&P") announced that it revised its BBB senior debt and BB+ preferred stock ratings of Kemper, which S&P had placed under "Credit Watch with 'negative' implications" in 1994, to BB+ and BB-, respectively, and placed these ratings on "Credit Watch with 'developing' implications"; Duff & Phelps Credit Rating Co. advised Kemper that it did not revise its A- senior debt rating of Kemper, its AA-claims-paying ability rating of FKLA and its A+ claims-paying ability rating of KILICO from "Rating Watch-Uncertain"; and A.M. Best Company announced that its A- ratings of FKLA and KILICO remain "under review with developing implications." On August 31, 1995, Moody's Investors Service announced that it changed the direction of its review of its Baa2 senior debt and Baa3 preferred stock ratings of Kemper and Baa1 insurance financial strength rating of KILICO and FKLA from under review with "direction uncertain" to "possible upgrade".

On July 26, 1995, KILICO and FKLA were notified by S&P that they have been assigned a claims-paying ability rating of Aq "Good".

Stockholder's equity

Stockholder's equity totaled $708.3 million at September 30, 1995, compared with $434.0 million at December 31, 1994. The increase in the first nine months of 1995 reflected a $249.4 million benefit in the unrealized position of KILICO's fixed maturity investment portfolio, due to declining interest rates, as well as net income of $24.9 million during the first nine months of 1995.

PART II.     OTHER INFORMATION

ITEM 5.   Other information

On May 15, 1995, Kemper, Zurich, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners," and together with Zurich, the "Investor Group") and ZIP Acquisition Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Kemper would be acquired in a merger transaction.

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

Since May 15, 1995, however, with respect to certain selected real estate assets, Kemper and KILICO have entered into sale agreements without requiring the above-described condition, or Kemper and KILICO have otherwise determined that they are willing to enter into such sales contracts. A major consequence of Kemper's and KILICO's unconditional intent to sell such assets under current real estate market conditions is KILICO's recording of additions to its provisions for real estate-related losses (reserves and write-downs) to mark its subject assets down to the estimated or actual sales contract prices (less estimated sales expenses). Such prices in several instances differed significantly from KILICO's carrying values as determined pursuant to Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a
Loan." Primarily due to these differences, KILICO's additions to reserves and write-downs in the second quarter of 1995 resulted in after-tax, real-estate related, realized investment losses of approximately $34.7 million.

Although Kemper and KILICO would not have intended to sell all of such real estate assets at such prices in the absence of the Merger Agreement, Kemper and KILICO determined to proceed with the sales with respect to selected assets without the above-described condition in order to facilitate their sales and the merger.

If Kemper and KILICO determine to enter into other real estate sales contracts without including therein the above-described condition, then further additions to KILICO's provisions for real-estate related losses may be necessary prior to the Merger or the satisfaction or waiver of the Preliminary Closing
Conditions.

Kemper has entered into certain real estate sales and other contracts that include the above-described condition. These contracts include a Purchase and Sale Agreement dated July 28, 1995, pursuant to which real estate assets held by KILICO would be sold at a price substantially less than their June 30, 1995 carrying value of approximately $380 million, and a letter agreement between Kemper and Lumbermens dated May 15, 1995 (the "Lumbermens Agreement"), pursuant to which, among other things, the MLP would be substantially restructured.

Also in the Merger Agreement, Kemper agreed to various convenants relating to the conduct of its business prior to the Merger. Such covenants include real estate-related restrictions with respect to operating, funding or entering into contracts with respect to real estate projects, including in particular the Spanish development projects. See "Management's Discussion and Analysis - INVESTMENTS -
Real estate concentrations" above. Because the values of development projects depend in part on Kemper's and KILICO's plans with respect thereto, and because the Investor Group's consent is necessary at the present time for implementing such plans, there can be no assurance that Kemper's and KILICO's plans, and therefore estimated values, may not change substantially before either the Merger or the satisfaction or waiver of the Preliminary Closing Conditions. In such event, KILICO would record further additions to its provisions for real estate-related losses.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)     EXHIBIT INDEX.

                   Exhibit No.
                   -----------
                       27       Financial Data Schedule

           (b)     REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the sixthree months ended September 30, 1995.

                Kemper Investors Life Insurance Company
                                 FORM 10-Q
                For the fiscal period ended September 30, 1995


                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Kemper Investors Life Insurance Company
                             (Registrant)


Date: November 14, 1995    By:/s/JOHN B. SCOTT
                              ----------------
                              John B. Scott
                              Chairman, President and
                              Chief Executive Officer




Date: November 14, 1995    By:/s/JOSEPH R. SITAR
                              ------------------
                              Joseph R. Sitar
                              Chief Accounting Officer