Form 10-K
period 1995-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1996-03-25
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1995.

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

       Registrant's telephone number, including area code: (847) 550-5500

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

As of March 1, 1996, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 33-33547 and 33-43462.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

CORPORATE STRUCTURE

KEMPER INVESTORS LIFE INSURANCE COMPANY ("KILICO"), founded in 1947, is incorporated under the insurance laws of Illinois. KILICO is licensed in the District of Columbia and all states except New York. KILICO is a wholly owned subsidiary of Kemper Corporation ("Kemper"), a nonoperating holding company.

CORPORATE CONTROL EVENTS

On January 4, 1996, an investor group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of the change in control, Zurich and Insurance Partners indirectly and directly own 80 percent and 20 percent, respectively, of Kemper and therefore KILICO.

STRATEGIC INITIATIVES

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

Since late 1991, KILICO intensified its management of real estate-related investments due to adverse market conditions. KILICO also successfully implemented strategies over the last several years to reduce both its joint venture operating losses and the level of its real estate-related investments. These strategies included individual property sales, cash sales of real estate-related investments amounting to $646.0 million since 1991 to affiliated non-life realty companies, refinancings and restructurings as well as bulk sale transactions completed in December 1995 in anticipation of the 1996 change in control. As a result of these strategies, KILICO reduced its holdings of real estate-related investments from 36.2 percent of its total invested assets and cash at year-end 1991 to 6.3 percent at year-end 1995.

Further addressing the quality of its investment portfolio, KILICO reduced its holdings of below investment-grade securities (excluding real estate-related investments) from 20.0 percent of its total invested assets and cash at year-end 1990 to 1.8 percent at year-end 1995.

Since 1991, KILICO has also received $342.5 million in capital contributions from Kemper. KILICO also ceded approximately $932 million of fixed-rate annuity liabilities in reinsurance transactions in 1991 and 1992.

NARRATIVE DESCRIPTION OF BUSINESS

KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual universal life and variable life insurance products through various distribution channels. KILICO's broad product selection is designed for diverse economic environments. KILICO structures its products to offer investment-oriented products, guaranteed returns or a combination of both to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO's products. In 1995, INVEST Financial Corporation, an affiliated company, and EVEREN Securities, Inc., ("EVEREN"), an affiliated company until September 13, 1995, accounted for approximately 37 percent and 21 percent, respectively, of KILICO's first-year sales, compared with 36 percent and 20 percent, respectively, in 1994. KILICO's sales mainly consist of deposits received on certain long duration annuity contracts. (See the table captioned "Sales" on page 8.)

Annuities accounted for approximately 99 percent of KILICO's sales in recent years. KILICO's annuities generally have surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

Over the last several years, in part reflecting the current interest rate environment, and to reduce its exposure to investment risk, KILICO's strategy has been to place more emphasis on marketing its separate account products. Unlike the fixed-rate annuity business where KILICO manages spread revenue, variable annuities pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds. KILICO in turn receives administrative fee revenue. KILICO's separate account assets totaled $1.76 billion at December 31, 1995 and $1.50 billion at December 31, 1994 and 1993. KILICO's sales of its separate account annuities were $151.3 million in 1995, $250.7 million in 1994 and $263.7 million in 1993. Despite KILICO's strategy to emphasize the sale of variable annuities, such sales have declined in each of the last two years due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership. Rating improvements in 1996 (see "Rankings and ratings" on page 4) and the 1996 change in control are expected to increase KILICO's future sales.

In order to increase variable annuity sales, KILICO introduced Kemper PASSPORT in 1992. Kemper PASSPORT is a variable and market value adjusted annuity featuring a choice of investment portfolios, an increasing estate benefit, tax-free transfers and guaranteed rates for a variety of terms. In 1994, KILICO changed Kemper PASSPORT from a single premium annuity to one with a flexible premium structure and also added a small capitalization equity subaccount as another investment portfolio option. In 1995, KILICO also added seven new subaccounts as investment portfolio choices for certain purchasers of the Kemper Advantage III variable annuity product.

Reductions in crediting rates and investment portfolio issues have also lowered general account annuity sales for KILICO over the last several years. Beginning in the second half of 1994 and in early 1995, KILICO began raising crediting rates on certain of its existing and new general account products, reflecting both competitive conditions and a rising interest rate environment during 1994 and early 1995. As a result of these actions, sales of general account annuities increased and represented 62.0 percent of KILICO's total sales in 1995, compared with 46.0 percent in 1994, and 47.9 percent in 1993.

NAIC RATIOS

The National Association of Insurance Commissioners (the "NAIC") annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges".

Based on statutory financial data as of December 31, 1995, KILICO had three ratios outside the usual ranges. KILICO's net income to total income was adversely affected by realized investment losses, primarily from dispositions of real estate-related investments. (See the discussion captioned "INVESTMENTS" beginning on page 9.) KILICO's change in premium and change in reserving ratios reflected declines in variable annuity sales and interest-sensitive life sales, respectively. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to KILICO's IRIS ratios for 1995 or earlier years.

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

In the early 1990s, there were a number of failures of life insurance companies. KILICO's financial statements include provisions for all known assessments that will be levied against KILICO by various state guaranty associations as well as an estimate of amounts (net of estimated future premium tax recoveries) that KILICO believes will be assessed in the future for failures which have occurred to date and for which the life insurance industry has estimated the cost to cover losses to policyholders. Assessments levied against KILICO and charged to expense in 1995, 1994 and 1993 amounted to $5.8 million, $0.0 million and $5.8 million, respectively. Such amounts relate to accrued guaranty fund assessments of $5.0 million, $4.0 million and $8.9 million at December 31, 1995, 1994 and 1993, respectively. No assessments were charged to expense during 1994 as KILICO had established adequate accruals for all known insolvencies where an estimate of the cost to cover losses to policyholders was available as of December 31, 1994. Additional assessments charged to expense in 1995 reflect accruals for the life insurance industry's revised loss estimates for certain insolvent insurance companies.

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

RESERVES AND REINSURANCE

The following table provides a breakdown of KILICO's reserves for future policy benefits by product type at December 31, 1995, 1994 and 1993 (in millions):

                                                                                 1995         1994         1993
                                                                                -------      -------      -------
General account annuities.....................................................  $ 3,794      $ 4,010      $ 4,180
Interest-sensitive life insurance.............................................      779          833          860
Ceded future policy benefits..................................................      503          643          746
                                                                                 ------       ------       ------
          Total...............................................................  $ 5,076      $ 5,486      $ 5,786
                                                                                 ======       ======       ======

Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions in which KILICO reinsured liabilities of approximately $516 million in 1992 and $416 million in 1991 with Fidelity Life Association ("FLA"), an affiliated mutual insurance company. FLA shares management, operations and employees with FKLA and KILICO pursuant to an administrative and management services agreement. FLA produces whole life policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1995, KILICO's reinsurance recoverable from FLA related to these coinsurance transactions totaled approximately $502.8 million. KILICO remains primarily liable to its policyholders for this amount. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses. Excluding this coinsurance, KILICO, because it is primarily an annuity company, reinsures only a very limited portion of its business. KILICO has immaterial exposure to mortality losses. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.)

COMPETITION

KILICO is in a highly competitive business and competes with a large number of other stock and mutual life insurance companies, many of which are larger financially, although none is truly dominant in the industry. KILICO, with its emphasis on annuity products, also competes for savings dollars with securities brokerage and investment advisory firms as well as other institutions that manage assets, produce financial products or market other types of investment products.

KILICO's principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents. Certain of KILICO's financial strength ratings and claims-paying/performance ratings, however, were lower in 1993, 1994 and 1995 than in earlier years, and they were under review in 1994 and 1995 due to uncertainty with respect to Kemper's and KILICO's ownership. These ratings impacted sales efforts in certain markets; however, increases in KILICO's financial strength ratings and claims-paying/performance ratings in January 1996 should favorably impact future sales.

To address its competition, KILICO has adopted certain business strategies. These include systematic reductions of investment risk and strengthening of its capital position; continued focus on existing and new variable annuity products; distribution through diversified channels; and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

RANKINGS AND RATINGS

According to BEST'S AGENTS GUIDE TO LIFE INSURANCE COMPANIES, 1995, as of December 31, 1994, KILICO ranked 61 of 1,315 life insurers by admitted assets; 440 of 1,137 by insurance in force; and 143 of 1,219 by net premiums written.

Following the January 1996 change in control, certain of KILICO's financial strength ratings and claims-paying ability ratings were upgraded. KILICO's ratings are as follows:

                                                                      CURRENT RATING     PRIOR RATING
                                                                      --------------    ---------------
      A.M. Best Company............................................   A (Excellent)     A- (Excellent)
      Moody's Investors Service....................................   Aa3 (Excellent)   Baa1 (Adequate)
      Duff & Phelps Credit Rating Co...............................   AA (Very High)    A+ (High)
      Standard & Poor's............................................   Aq (Good)         Aq (Good)

EMPLOYEES

At December 31, 1995, KILICO utilized the services of approximately 380 employees of FKLA which are also shared with FLA. On January 1, 1996, approximately 160 employees of Zurich Life Insurance Company of America ("Zurich Life"), an affiliated company, became employees of FKLA in connection with the integration of Zurich Life's operations with those of FKLA's. Beginning on January 5, 1996, KILICO, FKLA, FLA and Zurich Life operate under the trade name the Zurich Kemper Life Insurance Companies.

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

INVESTMENTS

Changing marketplace dynamics have affected the life insurance industry in recent years. To accommodate customers' increased preference for safety over higher yields, KILICO has systematically reduced its investment risk, as investments are an integral part of KILICO's business, and strengthened its capital position.

KILICO's cash flow is carefully monitored and its investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. Portfolio management is handled by an affiliated company, Zurich Kemper Investments, Inc. ("ZKI"), and its subsidiaries and affiliates, with KILICO's real estate-related investments being handled by a Kemper subsidiary. Investment policy is directed by KILICO's board of directors. KILICO's investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities. See "INVESTMENTS" in ITEM 7.

ITEM 2. PROPERTIES

KILICO primarily shares the office space leased by FKLA from Lumbermens Mutual Casualty Company, a former affiliate, ("Lumbermens"), 78,000 sq. ft. in Long Grove, Illinois. FKLA anticipates increasing its Long Grove office space by up to 43,000 sq. ft. in 1996. KILICO also has utilized 12,000 sq. ft. of office space presently leased by ZKI in Chicago, although virtually all of this space is expected to be eliminated by the end of 1996.

ITEM 3. LEGAL PROCEEDINGS

KILICO has been named as defendant in certain lawsuits incidental to its insurance business. KILICO's management, based on the advice of legal counsel, believes that the resolution of these various lawsuits will not result in any material adverse effect on KILICO's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, pursuant to a written consent of the sole shareholder of KILICO effective October 1, 1995, Jerome J. Cwiok was elected to serve as a member of the board of directors. The remaining directors whose terms continued after October 1, 1995 were John H. Fitzpatrick, David B. Mathis, John
B. Scott and Stephen B. Timbers. Effective January 4, 1996, KILICO's board of directors changed reflecting the acquisition of Kemper and therefore KILICO by Zurich and Insurance Partners. See ITEM 10 below.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for KILICO's common stock.

(b) Kemper owns all of the common stock of KILICO as of the date of this filing.

(c) KILICO has declared no cash dividends on its common stock in 1994, 1995 or 1996 through the date of filing of this Form 10-K.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for KILICO for the five years ended December 31, 1995. Such information should be read in conjunction with KILICO's consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                                           1995           1994        1993        1992        1991
                                                         --------       --------    --------    --------    --------
TOTAL REVENUE.........................................   $   68.1 (1)   $  330.5    $  337.4    $  353.6    $  404.6
                                                         ========       ========    ========    ========    ========
NET INCOME EXCLUDING REALIZED INVESTMENT LOSSES.......   $   74.2       $   61.9    $   33.7    $   10.3    $   32.3
                                                         ========       ========    ========    ========    ========
NET INCOME (LOSS).....................................   $ (133.0)(1)   $   26.4    $   14.0    $  (51.9)   $  (29.2)
                                                         ========       ========    ========    ========    ========
FINANCIAL SUMMARY
Total separate account assets.........................   $1,761.1       $1,508.0    $1,499.5    $1,140.3    $  831.2
                                                         ========       ========    ========    ========    ========
Total assets..........................................   $7,581.7       $7,537.1    $8,113.7    $6,845.9    $6,989.3
                                                         ========       ========    ========    ========    ========
Future policy benefits................................   $4,573.2       $4,843.7    $5,040.0    $5,040.7    $5,268.2
                                                         ========       ========    ========    ========    ========
Stockholder's equity..................................   $  605.9       $  434.0    $  654.6    $  488.7    $  469.8
                                                         ========       ========    ========    ========    ========

---------------
(1) Total revenue and net income (loss) for 1995 were adversely impacted by real estate-related investment losses. Such losses reflect a change in KILICO's strategy with respect to its real estate-related investments in connection with the January 4, 1996 acquisition of Kemper by the Zurich-led investor group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KILICO recorded a net loss of $133.0 million in 1995, compared with net income of $26.4 million in 1994 and $14.0 million in 1993. The net loss in 1995 was primarily due to an increase in the level of real estate-related realized investment losses. In connection with the Zurich-led investor group's acquisition of Kemper in early January 1996, KILICO's strategy with respect to its real estate-related investments changed dramatically as of year-end 1995. This change, as further discussed below, resulted in significant reductions in real estate-related investments and significant realized capital losses in the second half of 1995.

The improvement in 1994 net income, compared with 1993, was primarily the result of increases in spread income, an increase in fees and other income and a decrease in commissions, taxes, licenses and fees. These improvements in 1994 were partially offset by higher realized investment losses in 1994, compared with 1993.

The following table reflects the major components of realized investment results included in net income (loss). (See "INVESTMENTS" beginning on page 9, and the note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.)

                      REALIZED INVESTMENT RESULTS, AFTER TAX
                      (in millions)

                                                                  YEAR ENDED DECEMBER 31
                                                               -----------------------------
                                                                1995        1994       1993
                                                               -------     ------     ------
                  Real estate-related losses.................  $(211.6)    $(27.1)    $(51.7)
                  Fixed maturity write-downs.................     (4.7)      --        (12.3)
                  Other gains (losses), net..................      9.1       (8.4)      44.3
                                                                ------     ------     ------
                            Total............................  $(207.2)    $(35.5)    $(19.7)
                                                                ======     ======     ======

Real estate-related losses increased in 1995, compared with 1994 and 1993, reflecting realized capital losses predominately from real estate-related bulk sale transactions in December 1995 and a higher level of write-downs on real estate-related investments. These sales and write-downs reflect Zurich's and Insurance Partners' strategies, now adopted by KILICO, with respect to the disposition of real estate-related investments. Other realized investment gains and losses for 1995, 1994 and 1993 relate primarily to the sale of fixed maturity investments. The fixed maturity losses generated in 1994 arose primarily from the sale of $330.7 million of fixed maturity investments, consisting of lower yielding investment-grade corporate securities and collateralized mortgage obligations, related to a repositioning of KILICO's fixed maturity investment portfolio in September 1994. The $306.9 million of proceeds from the repositioning, together with $275.0 million of cash and short-term investments, were reinvested into higher yielding U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association. (See "INVESTMENTS" beginning on page 9.)

Operating earnings (net income excluding realized investment results) improved to $74.2 million in 1995, compared with $61.9 million and $33.7 million in 1994 and 1993, respectively, primarily due to an increase in fees and other income, reductions in operating expenses and an increase in the net deferral of insurance acquisition costs, offset by an increase in commissions, taxes, licenses and fees. Operating earnings also improved in 1994, compared with 1993, as a result of improvements in spread income.

KILICO improved spread income by increasing investment income in 1993 and 1994 and by also reducing crediting rates on certain existing blocks of fixed annuity and interest-sensitive life insurance products in 1993 and through most of 1994. Such reductions in crediting rates occurred as overall interest rates also declined. Operating earnings then began to improve as crediting rates declined at a faster rate than KILICO's investment income. Beginning in late 1994, however, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on such interest-sensitive products which actions adversely impacted spread income. The recent declines in interest rates during the last three quarters of 1995, however, have mitigated at present competitive pressures to increase existing renewal crediting rates further.

Investment income was positively impacted in 1995, 1994 and 1993 from the benefits of capital contributions to KILICO and from reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to affiliated non-life realty companies. These sales totaled $3.5 million in 1995, $154.0 million in 1994, $343.7 million in 1993 and $144.8 million in 1992 and resulted in no realized gain or loss to KILICO. Investment income in 1995 and 1994 also benefitted from the above-mentioned repositioning of KILICO's investment portfolio and a $5.0 million pre-tax adjustment in 1994 related to the amortization of the discount or premium on mortgage-backed securities. Investment income for 1995, 1994 and 1993 has also been impacted by a shift over the last few years to higher-quality, lower yielding investments and foregone income on nonperforming investments.

          SALES
          (in millions)

                                                                       YEAR ENDED DECEMBER 31
                                                                  --------------------------------
                                                                   1995         1994         1993
                                                                  ------       ------       ------
              Annuities:
                General account.................................  $247.4       $214.2       $244.2
                Separate account................................   151.3        250.8        263.7
                                                                  ------       ------       ------
                          Total annuities.......................   398.7        465.0        507.9
              Interest-sensitive life insurance and other.......      .4           .8          2.0
                                                                  ------       ------       ------
                             Total sales........................  $399.1       $465.8       $509.9
                                                                  ======       ======       ======

Sales of annuity products consist of total deposits received. The increase in 1995 general account (fixed annuity) sales reflected KILICO's strategy to increase sales of fixed annuities. KILICO's longer-term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in 1995 and 1994, compared with 1993, due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership. KILICO believes that the increase in its financial strength and performance ratings in January 1996 together with KILICO's association with Zurich, will assist in KILICO's future sales efforts.

Included in fees and other income are administrative fees received from KILICO's separate account products of $21.9 million in 1995, compared with $20.8 million and $18.1 million in 1994 and 1993, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets. Also included in other income in 1995 is a ceding commission experience adjustment which resulted in income of $4.4 million related to certain reinsurance transactions entered into by the Company during 1992. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.) Other income also included surrender charge revenue of $7.7 million in 1995, compared with $7.4 million and $6.3 million in 1994 and 1993, respectively, as total general account and separate account policyholder surrenders and withdrawals increased in each of the last three years.

          POLICYHOLDER SURRENDERS AND WITHDRAWALS
          (in millions)

                                                                 1995           1994           1993
                                                                ------         ------         ------
              General account................................   $755.9         $652.5         $516.3
              Separate account...............................    205.6          150.3          104.4
                                                                ------         ------         ------
                   Total.....................................   $961.5         $802.8         $620.7
                                                                ======         ======         ======

Policyholder withdrawals increased during each of the last three years due to planned reductions in fixed annuity crediting rates, a rising interest rate environment during the last half of 1994 and early 1995, uncertainty regarding KILICO's ownership until 1996 and KILICO's financial strength ratings and claims-paying/performance ratings which were lower in 1993, 1994, and 1995 than in earlier years and in 1996. KILICO's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the last three quarters of 1995, together with the benefits of the planned association with Zurich, policyholder surrenders and withdrawals for the last half of 1995 declined substantially from the level of surrenders and withdrawals in the first half of 1995. KILICO expects that the level of surrender and withdrawal activity experienced should remain relatively stable for 1996 as a result of projected stable interest rates, the majority ownership of KILICO by Zurich and the upgrades in KILICO's ratings in January 1996.

Commissions, taxes, licenses and fees were higher in 1995, compared with 1994, primarily reflecting an increased level of guaranty fund assessments. Expenses for such assessments totaled $5.8 million, $0.0, and $5.8 million in 1995, 1994 and 1993, respectively. (See "Guaranty association assessments" in ITEM 1 on page 2.) Commissions, taxes, licenses and fees were lower in 1994, compared with 1993, primarily reflecting lower annuity sales and reduced guaranty fund assessments.

The higher level of deferral of policy acquisition costs in 1995, compared with 1994, reflected an increase in the amount of imputed interest capitalized due to improvements in projected future revenue streams primarily as a result of the decline in the level of nonperforming real estate-related investments. The amortization of policy acquisition costs was favorably impacted during 1995 due to real estate-related capital losses and in 1994 due to the repositioning of KILICO's investment portfolio. These repositionings in 1995 and 1994 favorably impacted the amortization of policy acquisition costs because they resulted in current realized investment losses as well as an increase in projected future net investment income, which together are expected to increase KILICO's projected future estimated gross profits in later years. Excluding the effects of the repositionings, the amortization of policy acquisition costs increased in both 1995 and 1994, compared with 1993, primarily as a result of improved net operating earnings during 1995 and 1994.

Operating expenses in 1995, compared with 1994 and 1993, declined as a result of expense control efforts and the integration of the two life insurance subsidiaries' operations and management beginning in 1992. Operating expenses in 1995 declined by approximately 18 percent, compared with the 1994 level.

Since year-end 1990, KILICO has taken many steps to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, additional provisions for real estate-related losses, sales of $646.0 million of certain real estate-related investments to affiliated non-life realty companies through December 31, 1995, third-party sales and refinancings of certain mortgage and other real estate loans, approximately $932 million in annuity reinsurance transactions with an affiliated mutual life insurance company, and capital contributions of $342.5 million through December 31, 1995.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions. In addition, as previously discussed, KILICO's strategy with respect to its real estate-related investments changed dramatically by year-end 1995.

INVESTED ASSETS AND CASH
(in millions)

                                                                                       DECEMBER 31
                                                                          -------------------------------------
                                                                                1995                 1994
                                                                          ----------------     ----------------
Cash and short-term investments.........................................  $  398       8.3%    $  227       4.6%
Fixed maturities:
  Investment-grade:
     NAIC(1) Class 1....................................................   3,096      64.9      2,569      52.2
     NAIC(1) Class 2....................................................     570      12.0        760      15.5
  Below investment grade:
     Performing(2)......................................................      79       1.7        135       2.8
     Nonperforming......................................................       7        .1         --        --
Equity securities.......................................................       4        .1         15        .3
Joint venture mortgage loans(3).........................................     120       2.5        351       7.1
Third-party mortgage loans(3)...........................................     144       3.0        319       6.5
Other real estate-related investments...................................      36        .8        237       4.8
Policy loans............................................................     289       6.1        278       5.7
Other...................................................................      26        .5         26        .5
                                                                          ------     -----     ------     -----
          Total(4)......................................................  $4,769     100.0%    $4,917     100.0%
                                                                          ======     =====     ======     =====

---------------

(1) National Association of Insurance Commissioners ("NAIC").
    -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+
(2) Excludes $49.9 million, or 1.0 percent, at December 31, 1994 of bonds carried in other real estate-related investments. All such bonds were sold during 1995.
(3) A joint venture mortgage loan is recharacterized in the current period as a third-party mortgage loan when KILICO and its affiliates have disposed of their related equity interest in that venture.
(4) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.

FIXED MATURITIES

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized appreciation, net of tax, on fixed maturities at December 31, 1995 was $70.4 million, compared with unrealized depreciation of $243.6 million, at December 31, 1994. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At December 31, 1995, investment-grade fixed maturities and cash and short-term investments accounted for 85.2 percent of KILICO's invested assets and cash, compared with 72.3 percent at December 31, 1994. Approximately 66 percent of KILICO's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1995, compared with 70 percent at December 31, 1994.

Approximately 45.7 percent of KILICO's investment-grade fixed maturities at December 31, 1995 were mortgage-backed securities, down from 49.2 percent at December 31, 1994. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. Due to the fact that KILICO's investments in mortgage-backed securities were predominately made since 1992, the current interest rate environment is not expected to cause any material extension of the average maturities of these investments. With the exception of many of KILICO's September 1994 purchases of such investments, most of these investments were purchased by KILICO at discounts. Prepayment activity on securities purchased at a discount is not expected to result in any material losses to KILICO because prepayments would generally accelerate the reporting of the discounts as investment income. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At December 31, 1995, KILICO had unamortized discounts and premiums of $17.0 million and $11.0 million, respectively, related to mortgage-backed securities. Given the credit quality, liquidity and anticipated payment characteristics of KILICO's investments in mortgage-backed securities, KILICO believes that the associated risk can be managed without material adverse consequences on its consolidated financial statements.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 11 issuers at December 31, 1995, totaled 1.8 percent of cash and invested assets at December 31, 1995, compared with 2.8 percent at December 31, 1994. See the note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. KILICO has significantly reduced its exposure to below investment-grade securities since 1990. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

REAL ESTATE-RELATED INVESTMENTS

The $300 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 6.3 percent of cash and invested assets at December 31, 1995, compared with $907 million, or 18.4 percent, at December 31, 1994. The decrease in real estate-related investments was primarily due to bulk sale transactions in December 1995, write-downs reflecting Kemper's and therefore KILICO's new owners' future plans for real estate-related investments and other sales during 1995.

          SUMMARY OF GROSS AND NET REAL ESTATE INVESTMENTS
          (in millions)

                                                                                     DECEMBER 31
                                                                                    --------------
                                                                                    1995     1994
                                                                                    ----    ------
              Investments before reserves, write-downs and net joint venture operating losses:
                Joint venture mortgage loans.....................................   $120    $  358
                Third-party mortgage loans.......................................    159       353
                Other real estate-related investments............................    124       350
                                                                                    ------  ------
                     Subtotal....................................................    403     1,061
              Reserves...........................................................    (15)      (43)
              Write-downs........................................................    (18)      (97)
              Cumulative net operating losses of joint ventures owned............    (70)      (14)
                                                                                    ------  ------
              Net real estate investments........................................   $300    $  907
                                                                                    ======  ======

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $248.2 million at December 31, 1995. This amount represented a net decrease of $127.9 million since December 31, 1994, primarily due to sales and fundings in 1995. As of December 31, 1995, KILICO expects to fund approximately $56.4 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs. (See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.)

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. As a result of the continued weakness in real estate markets and fairly restrictive lending practices by other lenders in this environment, KILICO expects that all or most loans maturing in 1996 will be rolled over, restructured or foreclosed if not earlier disposed of.

Excluding the $0.5 million of real estate owned and $17.1 million of net equity investments in joint ventures, KILICO's real estate loans totaled $282.0 million at December 31, 1995, after reserves and write-downs. Of this amount, $278.5 million are on accrual status with a weighted average interest rate of approximately 8.2 percent. Of these accrual loans, 33.0 percent have terms requiring current periodic payments of their full contractual interest, 46.0 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 21.0 percent defer all interest to maturity.

The equity investments in real estate at December 31, 1995 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

REAL ESTATE PORTFOLIO
(in millions)

                                          MORTGAGE LOANS            OTHER REAL ESTATE-RELATED INVESTMENTS
                                         -----------------    -------------------------------------------------
                                          JOINT     THIRD-                 OTHER      REAL ESTATE     EQUITY
                                         VENTURE    PARTY     BONDS(2)    LOANS(3)       OWNED      INVESTMENTS    TOTAL
                                         -------    ------    --------    --------    -----------   -----------   -------
Balance at December 31, 1994...........  $ 351.4    $318.7     $ 49.9      $ 84.6       $  57.3       $  45.4     $ 907.3(1)
Additions (deductions):
Fundings...............................     36.2       3.7         --         1.6           3.8          21.2        66.5
Interest added to principal............     23.1       9.1         --          .4            --            --        32.6
Sales/paydowns/distributions...........   (147.5)    (97.9)     (25.1)      (27.3)        (76.1)         (2.2)     (376.1)
Sales to KFC Portfolio Corp. ..........     (1.7)     (1.0)        --         (.8)           --            --        (3.5)
Operating loss.........................       --        --         --          --            --           (.4)        (.4)
Transfers to real estate owned.........     (3.6)    (15.9)      (2.8)         --          22.3            --          --
Realized investments losses............   (127.3)    (61.2)     (13.2)      (47.5)         (2.8)        (73.6)     (325.6)
Other transfers, net...................     24.8     (25.4)     (11.2)       13.1            --          (1.3)         --
Other transactions, net................    (35.0)     14.4        2.4        (7.0)         (4.0)         28.0        (1.2)
                                          ------    ------      -----       -----         -----        ------      ------
Balance at December 31, 1995...........  $ 120.4    $144.5     $   --      $ 17.1       $    .5       $  17.1     $ 299.6(4)
                                          ======    ======      =====       =====         =====        ======      ======

---------------
(1) Net of $139.6 million reserve and write-downs. Excludes $29.8 million of real estate-related accrued interest.

(2) KILICO's real estate-related bonds, all of which were rated below investment-grade, were generally unsecured and were issued to KILICO by real estate finance or development companies generally to provide financing for Kemper's or KILICO's joint ventures for various purposes. All such bonds were disposed of during 1995.

(3) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures, for purposes similar to those funded by real estate-related bonds.

(4) Net of $33.2 million reserve and write-downs. Excludes $5.6 million of real estate-related accrued interest.

REAL ESTATE CONCENTRATIONS

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships. (See the notes captioned "Unconsolidated Investors" and "Concentration of Credit Risk" in the notes to the consolidated financial statements.)

PROVISIONS FOR REAL ESTATE-RELATED LOSSES

KILICO evaluates its real estate-related investments (including accrued interest) by estimating the probabilities of loss. (See the discussion of SFAS 114, "Accounting by Creditors for Impairment of a Loan" in the note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.) Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate reserve was allocated as follows:

                REAL ESTATE RESERVE
                (in millions)

                                                 JOINT VENTURE   THIRD-PARTY     OTHER REAL
                                                   MORTGAGE       MORTGAGE     ESTATE-RELATED
                                                     LOANS          LOANS       INVESTMENTS     TOTAL
                                                 -------------   -----------   --------------   ------
              Balance at 12/31/93..............     $  35.1         $  --          $ 26.0       $ 61.1
              1994 change in reserve...........       (28.0)         10.4             (.5)       (18.1)
                                                     ------        ------          ------       ------
              Balance at 12/31/94..............         7.1          10.4            25.5         43.0
              1995 change in reserve...........        (7.0)         (3.9)          (16.7)       (27.6)
                                                     ------        ------          ------       ------
              Balance at 12/31/95..............     $    .1         $ 6.5          $  8.8       $ 15.4
                                                     ======        ======          ======       ======

The substantial reductions in reserves and write-downs by year-end 1995 reflect the sales of real estate-related investments primarily in the fourth quarter of 1995.

REAL ESTATE OUTLOOK

KILICO's $300 million investment in real estate-related investments is expected to decline further through future sales. KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change.

The following table is a summary of KILICO's troubled real estate-related investments:

          TROUBLED REAL ESTATE-RELATED INVESTMENTS
          (BEFORE RESERVES AND WRITE-DOWNS, EXCEPT FOR REAL ESTATE OWNED) (in millions)

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                             1995           1994
                                                                             -----         ------
              Potential problem loans(1)...................................  $17.9         $ 57.9
              Past due loans(2)............................................   --               --
              Nonaccrual loans(3)..........................................    3.5          274.6
              Restructured loans (currently performing)(4).................     .2           50.5
              Real estate owned............................................     .5           57.3
                                                                             ------        ------
                        Total..............................................  $22.1         $440.3
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

KILICO continues to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem loans. KILICO is continuing to analyze various potential transactions designed to further reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales, mortgage refinancings and real estate investment trusts. However, there can be no assurance that such efforts will result in continued improvements in the performance of KILICO's real estate portfolio.

NET INVESTMENT INCOME

KILICO's pre-tax net investment income totaled $348.4 million in 1995, compared with $353.1 million in 1994 and $339.3 million in 1993. Included in pre-tax net investment income is KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

          FOREGONE INVESTMENT INCOME
          (dollars in millions)

                                                                          YEAR ENDED DECEMBER 31
                                                                        ---------------------------
                                                                        1995       1994       1993
                                                                        -----      -----      -----
              Fixed maturities.......................................   $  .4      $  --      $ 8.6
              Real estate-related investments........................    20.5       28.4       32.2
                                                                        -----      -----      -----
                     Total...........................................   $20.9      $28.4      $40.8
                                                                        =====      =====      =====
              Basis points...........................................      43         55         78
                                                                        =====      =====      =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at December 31, 1995, KILICO estimates foregone investment income in 1996 will decrease compared with the 1995 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. KILICO expects, however, that any adverse effects should be offset to some extent by certain advantages that it expects to realize over time from its other investment strategies, its product mix and its continuing cost-control measures. Other mitigating factors include marketing advantages that could result from KILICO having lower levels of investment risk, higher financial strength and claims-paying ability ratings and earnings improvements from KILICO's ability to adjust crediting rates on annuities and interest-sensitive life products over time.

REALIZED INVESTMENT RESULTS

Reflected in net income are after-tax realized investment losses of $207.2 million, $35.5 million and $19.7 million for 1995, 1994 and 1993, respectively. (See the note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.)

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

A valuation allowance was established upon adoption of SFAS 109 "Accounting for Income Taxes" at January 1, 1993 (and is evaluated as of each reported period end) to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized. (See the note captioned "Income Taxes" in the notes to the consolidated financial statements.)

INTEREST RATES

In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates subsequently declined through the remainder of 1995.

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

The rising interest rate environment in 1994 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses in 1994. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of December 31, 1995, however, were no longer subject to significant surrender fees.

As interest rates rose during 1994 and early 1995, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments. As interest rates declined during the remainder of 1995, KILICO's capital resources were positively impacted by the elimination of the 1994 year-end unrealized loss position on its fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, other operating revenue and cash provided from maturing or sold investments. (See the Policyholder surrenders and withdrawals table and related discussion on page 8 and "INVESTMENTS" beginning on page 9.)

RATINGS

Ratings are an important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance and condition of life insurers and their investment portfolios, including those of KILICO. Any reductions in KILICO's claims-paying ability or financial strength ratings could result in its products being less attractive to consumers. Any reductions in KILICO's parent's ratings could also adversely impact KILICO's financial flexibility.

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such events, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so.

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. (See "Ranking and ratings" on page 4.)

STOCKHOLDER'S EQUITY

Stockholder's equity totaled $605.9 million at December 31, 1995, compared with $434.0 million and $654.6 million at December 31, 1994 and 1993, respectively. The 1995 increase in stockholder's equity was primarily due to a $304.9 million benefit related to the change in the unrealized gain position of KILICO's fixed maturity investment portfolio due to declining interest rates, offset by a net loss of $133.0 million. The 1994 decrease in stockholder's equity was primarily due to a $329.5 million unrealized loss related to the change in the unrealized loss position of KILICO's fixed maturity investment portfolio due to rising interest rates, offset by a capital contribution of $82.5 million and net income of $26.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                      PAGE(S)
                                                                                                      ------
Report of Independent Public Accountants.............................................................   16
Consolidated Balance Sheet, December 31, 1995 and 1994...............................................   17
Consolidated Statement of Operations, three years ended December 31, 1995............................   18
Consolidated Statement of Stockholder's Equity, three years ended December 31, 1995..................   19
Consolidated Statement of Cash Flows, three years ended December 31, 1995............................   20
Notes to Consolidated Financial Statements........................................................... 21-32
Supplementary Schedule--Valuation and Qualifying Accounts............................................   41

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Kemper Investors Life Insurance Company:

We have audited the consolidated balance sheet of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the supplementary schedule as listed in the accompanying index. These consolidated financial statements and the supplementary schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the supplementary schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related supplementary schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                       KPMG PEAT MARWICK LLP
Chicago, Illinois
March 15, 1996

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                                          DECEMBER 31
                                                                                 -----------------------------
                                                                                    1995              1994
                                                                                 -----------       -----------
ASSETS
Fixed maturities, available for sale, at fair value (cost: 1995, $3,643,985;
  1994, $3,707,356)............................................................  $ 3,752,325       $ 3,463,732
Short-term investments.........................................................      372,515           204,164
Joint venture mortgage loans...................................................      120,359           351,359
Third-party mortgage loans.....................................................      144,450           318,682
Other real estate-related investments..........................................       34,780           237,242
Policy loans...................................................................      289,390           277,743
Other invested assets..........................................................       29,809            40,527
                                                                                  ----------        ----------
          Total investments....................................................    4,743,628         4,893,449
Cash...........................................................................       25,811            23,189
Accrued investment income......................................................      104,402           125,543
Deferred insurance acquisition costs...........................................      318,636           310,465
Federal income tax receivable..................................................      112,646            25,656
Reinsurance recoverable........................................................      502,836           642,801
Other assets and receivables...................................................       12,617             7,993
Assets held in separate accounts...............................................    1,761,110         1,507,984
                                                                                  ----------        ----------
          Total assets.........................................................  $ 7,581,686       $ 7,537,080
                                                                                  ==========        ==========
LIABILITIES
Future policy benefits.........................................................  $ 4,573,212       $ 4,843,690
Ceded future policy benefits...................................................      502,836           642,801
Other accounts payable and liabilities.........................................       25,943            67,261
Deferred income taxes..........................................................      112,709            41,364
Liabilities related to separate accounts.......................................    1,761,110         1,507,984
                                                                                  ----------        ----------
          Total liabilities....................................................    6,975,810         7,103,100
                                                                                  ----------        ----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares........................        2,500             2,500
Additional paid-in capital.....................................................      491,994           491,994
Unrealized gain (loss) on investments..........................................       68,502          (236,443)
Retained earnings..............................................................       42,880           175,929
                                                                                  ----------        ----------
          Total stockholder's equity...........................................      605,876           433,980
                                                                                  ----------        ----------
          Total liabilities and stockholder's equity...........................  $ 7,581,686       $ 7,537,080
                                                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                          1995           1994           1993
                                                                       ----------      ---------      ---------
REVENUE
Net investment income................................................  $  348,448      $ 353,084      $ 339,274
Realized investment losses...........................................    (318,700)       (54,557)       (27,584)
Fees and other income................................................      38,337         31,950         25,687
                                                                        ---------       --------       --------
          Total revenue..............................................      68,085        330,477        337,377
                                                                        ---------       --------       --------
BENEFITS AND EXPENSES
Benefits and interest credited to policyholders......................     245,615        248,494        275,689
Commissions, taxes, licenses and fees................................      31,793         26,910         33,875
Operating expenses...................................................      20,837         25,324         24,383
Deferral of insurance acquisition costs..............................     (36,870)       (31,852)       (31,781)
Amortization of insurance acquisition costs..........................      14,423         20,809         12,376
                                                                        ---------       --------       --------
          Total benefits and expenses................................     275,798        289,685        314,542
                                                                        ---------       --------       --------
Income (loss) before income tax expense (benefit) and cumulative
  effect of change in accounting principle...........................    (207,713)        40,792         22,835
Income tax expense (benefit).........................................     (74,664)        14,431         11,142
                                                                        ---------       --------       --------
          Income (loss) before cumulative effect of change in
            accounting principle.....................................    (133,049)        26,361         11,693
Cumulative effect of change in accounting principle..................          --             --          2,350
                                                                        ---------       --------       --------
          Net income (loss)..........................................  $ (133,049)     $  26,361      $  14,043
                                                                        =========       ========       ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                        1995            1994            1993
                                                                     ----------       ---------       ---------
CAPITAL STOCK, beginning and end of year...........................  $    2,500       $   2,500       $   2,500
                                                                     ----------       ---------       ---------
ADDITIONAL PAID-IN CAPITAL, beginning of year......................     491,994         409,423         310,237
Capital contributions from parent..................................      --              82,500          90,000
Transfer of limited partnership interest to parent.................      --                  71           9,186
                                                                     ----------       ---------       ---------
          End of year..............................................     491,994         491,994         409,423
                                                                     ----------       ---------       ---------
UNREALIZED GAIN (LOSS) ON INVESTMENTS, beginning of year...........    (236,443)         93,096          39,872
Unrealized gain (loss) on revaluation of investments, net..........     304,945        (329,539)         53,224
                                                                     ----------       ---------       ---------
          End of year..............................................      68,502        (236,443)         93,096
                                                                     ----------       ---------       ---------
RETAINED EARNINGS, beginning of year...............................     175,929         149,568         136,055
Net income (loss)..................................................    (133,049)         26,361          14,043
Dividend of limited partnership interest to parent.................      --              --                (530)
                                                                     ----------       ---------       ---------
          End of year..............................................      42,880         175,929         149,568
                                                                     ----------       ---------       ---------
          Total stockholder's equity...............................  $  605,876       $ 433,980       $ 654,587
                                                                     ==========       =========       =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                            YEAR ENDED DECEMBER 31
                                                                  -------------------------------------------
                                                                    1995            1994             1993
                                                                  ---------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).............................................  $(133,049)     $    26,361      $    14,043
  Reconcilement of net income (loss) to net cash provided:
     Realized investment losses.................................    318,700           54,557           27,584
     Interest credited and other charges........................    237,984          242,591          269,766
     Deferred insurance acquisition costs.......................    (22,447)         (11,043)         (19,405)
     Amortization of discount and premium on investments........      4,586           (1,383)            (203)
     Deferred income taxes......................................     38,423           20,809           14,596
     Federal income tax receivable..............................    (86,990)             809          (10,110)
     Other, net.................................................    (29,905)         (14,161)          40,258
                                                                  -----------    -----------      -----------
          Net cash provided from operating activities...........    327,302          318,540          336,529
                                                                  -----------    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity..........................    320,143          144,717          187,949
     Fixed maturities sold prior to maturity....................    297,637          910,913        1,652,119
     Mortgage loans, policy loans and other invested assets.....    450,573          536,668          881,505
  Cost of investments purchased or loans originated:
     Fixed maturities...........................................   (549,867)      (1,447,393)      (2,322,085)
     Mortgage loans, policy loans and other invested assets.....   (131,966)        (281,059)        (443,445)
  Short-term investments, net...................................   (168,351)         198,299         (214,999)
  Net change in receivable and payable for securities
     transactions...............................................     (1,397)         (16,553)          39,078
  Net reductions in other assets................................      1,996            2,678            8,062
                                                                  -----------    -----------      -----------
          Net cash provided by (used in) investing activities...    218,768           48,270         (211,816)
                                                                  -----------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...................................................    247,778          215,034          246,219
     Withdrawals................................................   (755,917)        (652,513)        (516,340)
  Capital contributions from parent.............................         --           82,500           90,000
  Other.........................................................    (35,309)           3,871           16,776
                                                                  -----------    -----------      -----------
          Net cash used in financing activities.................   (543,448)        (351,108)        (163,345)
                                                                  -----------    -----------      -----------
               Net increase (decrease) in cash..................      2,622           15,702          (38,632)
CASH, beginning of period.......................................     23,189            7,487           46,119
                                                                  -----------    -----------      -----------
CASH, end of period.............................................  $  25,811      $    23,189      $     7,487
                                                                  ===========    ===========      ===========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products and interest-sensitive life insurance products marketed primarily through a network of financial institutions, nonaffiliated and affiliated securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"). On January 4, 1996, an investors group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of the change in control, Zurich and Insurance Partners indirectly and directly own 80 percent and 20 percent, respectively, of Kemper and therefore the Company. The consolidated financial statements of the Company as of December 31, 1995 have been prepared on a historical cost basis and have not been adjusted to reflect the fair values of the Company's assets and liabilities as of the date of the acquisition by Zurich and Insurance Partners.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the accompanying financial statements. As further discussed in the accompanying notes to the consolidated financial statements, significant estimates and assumptions affect deferred insurance acquisition costs, provisions for real estate-related losses and reserves, other than temporary declines in values for fixed maturities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

LIFE INSURANCE REVENUE AND EXPENSES

Revenue for annuities and interest-sensitive life insurance products consists of investment income, and policy charges such as mortality, expense and surrender charges. Expenses consist of benefits and interest credited to contracts, policy maintenance costs and amortization of deferred insurance acquisition costs. Also reflected in fees and other income is a ceding commission experience adjustment received in 1995 as a result of certain reinsurance transactions entered into by the Company during 1992. (See the note captioned "Reinsurance".)

DEFERRED INSURANCE ACQUISITION COSTS

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Beginning in 1994, deferred insurance acquisition costs reflect the estimated impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio, through a credit or charge to stockholder's equity, net of income tax.

FUTURE POLICY BENEFITS

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 4 percent to 8.35 percent. Future minimum guaranteed interest rates vary from 4 percent to 8.35 percent for periods ranging from a portion of 1996 up to a portion of 1998 and are generally 3 percent to 4.5 percent thereafter. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 3 percent to 11.25 percent.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTED ASSETS AND RELATED INCOME

Investments in fixed maturities are carried at fair value. Short-term investments are carried at cost, which approximates fair value. (See the note captioned "Fair Value of Financial Instruments".)

Mortgage loans are carried at their unpaid balance net of unamortized discount and any applicable reserves or write-downs. Other real estate-related investments net of any applicable reserve and write-downs include certain bonds issued by real estate finance or development companies; notes receivable from real estate ventures; investments in real estate ventures carried at cost, adjusted for the equity in the operating income or loss of such ventures; and real estate owned carried primarily at fair value.

Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, indicate a likelihood of loss. Prior to year-end 1995, the Company evaluated its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that included several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Generally, at that time, the reserve was based upon the excess of the loan amount over the estimated future cash flows from the loan discounted at the loan's contractual rate of interest taking into consideration the effects of recourse to, and subordination of loans held by, affiliated non-life realty companies. At year-end 1995, reflecting the Company's change in strategy with respect to its real estate portfolio, and the disposition thereof, real estate-related investments were valued using an estimate of the investments observable market price, net of estimated costs to sell.

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

Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Unrealized gains or losses on revaluation of investments are credited or charged to stockholder's equity. Such unrealized gains are recorded net of deferred income tax expense, while unrealized losses are not tax benefitted.

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

Policy loans are carried at their unpaid balance. Other invested assets consist primarily of venture capital investments and a leveraged lease and are carried at cost. Other invested assets also included equity securities which are carried at fair value.

SEPARATE ACCOUNT BUSINESS

The assets and liabilities of the separate accounts represent segregated funds administered and invested by the Company for purposes of funding variable annuity and variable life insurance contracts for the exclusive benefit of variable annuity and variable life insurance contract holders. The Company receives administrative fees from the separate account and

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) retains varying amounts of withdrawal charges to cover expenses in the event of early withdrawals by contract holders. The assets and liabilities of the separate accounts are carried at fair value.

INCOME TAX

The operations of the Company have been included in the consolidated Federal income tax return of Kemper. Income taxes receivable or payable have been determined on a separate return basis, and payments have been received from or remitted to Kemper pursuant to a tax allocation arrangement between Kemper and its subsidiaries, including the Company. The Company generally had received a tax benefit for losses to the extent such losses can be utilized in Kemper's Federal consolidated tax return.

Under SFAS 109, ACCOUNTING FOR INCOME TAXES, deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) CASH FLOW INFORMATION

The Company defines cash as cash in banks and money market accounts. Federal income tax paid to (refunded by) Kemper under the tax allocation arrangement for the years ended December 31, 1995, 1994 and 1993 amounted to $(25.2 million), $(10.7 million) and $4.2 million, respectively.

Not reflected in the statement of cash flows are rollovers of mortgage loans, other loans and investments totaling approximately $57.0 million and $146.0 million in 1994 and 1993, respectively.

The Company also transferred its equity ownership interests in two limited partnerships during 1994 and 1993. (See the note captioned "Related-Party Transactions".)

(3) INVESTED ASSETS AND RELATED INCOME

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturities are considered available for sale, depending upon certain economic and business conditions. The carrying value (estimated fair value) of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, at December 31, 1995 and 1994, were as follows:

                                                                                           ESTIMATED UNREALIZED
                                                                CARRYING     AMORTIZED     ---------------------
                       (in thousands)                            VALUE          COST        GAINS       LOSSES
                                                               ----------    ----------    --------    ---------
1995
U.S. treasury securities and obligations of U.S. government
  agencies and authorities...................................  $  215,637    $  212,494    $  3,163    $     (20)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed..................................      24,241        22,469       1,772           --
Debt securities issued by foreign governments................     139,361       134,715       5,120         (474)
Corporate securities.........................................   1,698,270     1,638,178      65,075       (4,983)
Mortgage-backed securities...................................   1,674,816     1,636,129      40,278       (1,591)
                                                               ----------    ----------    --------    ---------
       Total fixed maturities................................  $3,752,325    $3,643,985    $115,408    $  (7,068)
                                                               ==========    ==========    ========    =========
1994
U.S. treasury securities and obligations of U.S. government
  agencies and authorities...................................  $   10,682    $   10,998      $   24    $    (340)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed..................................      25,021        25,691          --         (670)
Debt securities issued by foreign governments................     109,624       120,950          50      (11,376)
Corporate securities.........................................   1,679,428     1,805,933       7,027     (133,532)
Mortgage-backed securities...................................   1,638,977     1,743,784          --     (104,807)
                                                               ----------    ----------    --------    ---------
       Total fixed maturities................................  $3,463,732    $3,707,356      $7,101    $(250,725)
                                                               ==========    ==========    ========    =========

Upon default or indication of potential default by an issuer of fixed maturity securities, the Company-owned issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other than temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

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

The Company's $300 million real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments.

At December 31, 1995 and 1994, total impaired loans amounted to $21.9 million and $75.9 million, respectively. Impaired loans with reserves were $21.9 million and $67.6 million with corresponding reserves of $6.5 million and $18.8 million at December 31, 1995 and 1994, respectively. The Company had an average balance of $124.2 million and $93.9 million in impaired loans for 1995 and 1994, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance. At December 31, 1995 and 1994, loans on nonaccrual status amounted to $3.5 million and $274.6 million, respectively. Impaired loans are generally included in the Company's nonaccrual loans.

At December 31, 1995, securities carried at approximately $5.9 million were on deposit with governmental agencies as required by law.

Proceeds from sales of investments in fixed maturities prior to maturity were $297.6 million, $910.9 billion and $1.7 billion during 1995, 1994 and 1993, respectively. Gross gains of $21.2 million, $6.0 million and $80.4 million and gross losses of $4.7 million, $55.9 million and $37.8 million were realized on sales of fixed maturities in 1995, 1994 and 1993, respectively.

The following table sets forth the maturity aging schedule of fixed maturity investments at December 31, 1995:

                                                                                        CARRYING     AMORTIZED
                                   (in thousands)                                        VALUE       COST VALUE
                                                                                       ----------    ----------
One year or less....................................................................   $   25,617    $   25,202
Over one year through five..........................................................      576,138       562,374
Over five years through ten.........................................................    1,248,675     1,200,157
Over ten years......................................................................      227,079       220,123
Securities not due at a single maturity date(1).....................................    1,674,816     1,636,129
                                                                                       ----------    ----------
       Total fixed maturities.......................................................   $3,752,325    $3,643,985
                                                                                       ==========    ==========

---------------
(1) Weighted average maturity of 5.4 years.

The sources of net investment income were as follows:

                            (in thousands)                                  1995          1994          1993
                                                                          --------      --------      --------
Interest and dividends on fixed maturities.............................   $269,934      $274,231      $221,144
Dividends on equity securities.........................................        681         1,751         3,084
Income from short-term investments.....................................     13,159        10,668        12,155
Income from mortgage loans.............................................     40,494        41,713        82,028
Income from policy loans...............................................     19,658        18,517        16,826
Income from other real estate-related investments......................     15,565        21,239        11,755
Income from other loans and investments................................      1,555         3,533         8,008
                                                                          --------      --------      --------
       Total investment income.........................................    361,046       371,652       355,000
Investment expense.....................................................    (12,598)      (18,568)      (15,726)
                                                                          --------      --------      --------
       Net investment income...........................................   $348,448      $353,084      $339,274
                                                                          ========      ========      ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
Realized gains (losses) for the years ended December 31, 1995, 1994 and 1993, were as follows:

                                                                              REALIZED GAINS (LOSSES)
                                                                    -------------------------------------------
                         (in thousands)                               1995              1994             1993
                                                                    ---------         --------         --------
Real estate-related.............................................    $(325,611)        $(41,720)        $(79,652)
Fixed maturities................................................        9,336          (49,857)          36,234
Equity securities...............................................         (346)          28,243           17,086
Other...........................................................       (2,079)           8,777           (1,252)
                                                                    ---------         --------         --------
  Realized investment losses before income tax benefit..........     (318,700)         (54,557)         (27,584)
Income tax benefit..............................................     (111,545)         (19,095)          (7,917)
                                                                    ---------         --------         --------
  Net realized investment losses................................    $(207,155)        $(35,462)        $(19,667)
                                                                    =========         ========         ========

Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity securities and other--the difference between fair value and cost. The change in unrealized investment gains (losses) by class of investment for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                                       CHANGE IN UNREALIZED GAINS (LOSSES)
                                                                   -------------------------------------------
                        (in thousands)                               1995             1994              1993
                                                                   --------         ---------         --------
Fixed maturities...............................................    $351,964         $(351,646)        $ 60,258
Equity securities..............................................         180           (32,710)          19,882
Adjustment to deferred insurance acquisition costs.............     (14,277)           11,325            --
                                                                   --------         ---------         --------
  Unrealized gain (loss) before income tax expense (benefit)...     337,867          (373,031)          80,140
Income tax expense (benefit)...................................      32,922           (43,492)          26,916
                                                                   --------         ---------         --------
       Net unrealized gain (loss) on investments...............    $304,945         $(329,539)        $ 53,224
                                                                   ========         =========         ========

(4) UNCONSOLIDATED INVESTEES

At December 31, 1995, the Company, along with other Kemper subsidiaries, directly held partnership interests or options to acquire equity interests (or has made loans with additional interest features) in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

As of December 31, 1995 and 1994, the Company's net equity investment in unconsolidated investees amounted to $17.1 million and $45.4 million, respectively. The Company's share of net losses related to such unconsolidated investees amounted to $453 thousand and $6.3 million for the years ended December 31, 1995 and 1994, respectively.

Also at December 31, 1995, the Company had joint venture-related loans totaling $21.8 million before reserves to partnerships in which Lumbermens Mutual Casualty Company, an affiliate until August 1993 ("Lumbermens"), and Fidelity Life Association ("FLA"), an affiliated mutual insurance company, had equity interests. These joint venture-related loans totaled $37.5 million before reserves at December 31, 1994. (See the note captioned "Financial Instruments--Off-Balance-Sheet Risk".)

(5) CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage-backed securities (see "INVESTMENTS" beginning on page 9) and real estate.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONCENTRATION OF CREDIT RISK (CONTINUED)
The Company's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:

GEOGRAPHIC DISTRIBUTION AS OF DECEMBER 31, 1995

    California...........................   28.7%
    Illinois.............................   24.4
    Texas................................   10.2
    Oregon...............................    7.4
    Colorado.............................    6.5
    Hawaii...............................    6.2
    Washington...........................    5.7
    Florida..............................    4.8
    Ohio.................................    2.9
    Other(1).............................    3.2
                                           -----
              Total......................  100.0%
                                           =====

---------------
(1) No other single location exceeded 2.0 percent.

DISTRIBUTION BY PROPERTY TYPE AS OF DECEMBER 31, 1995

    Hotel................................   34.3%
    Office...............................   30.2
    Land.................................   17.2
    Residential..........................    4.8
    Retail...............................    4.5
    Industrial...........................    3.0
    Other................................    6.0
                                           -----
              Total......................  100.0%
                                           =====

Real estate markets have been depressed in recent periods in areas where most of the Company's real estate portfolio is located. California real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

Undeveloped land represented approximately 17.2 percent of the Company's real estate portfolio at December 31, 1995. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including Kemper's and the Company's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. The values of certain development projects have been written down as of December 31, 1995, reflecting changes in plans in connection with the Zurich-led acquisition of Kemper. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and the Company's plans with respect to such projects may not change substantially.

The majority of the Company's real estate loans are on properties or projects where the Company, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners. (See the note captioned "Unconsolidated Investees".)

At December 31, 1995, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt") have interests constituted approximately $99.7 million, or 33.3 percent, of the Company's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At December 31, 1995, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At December 31, 1995, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, constituted approximately $66.0 million, or 22.0 percent, of the Company's real estate portfolio. The Company's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent at December 31, 1995. Prior to 1995, Kemper's interest was 50 percent. At December 31, 1995, MLP-related commitments accounted for approximately $29.8 million of the Company's off-balance-sheet legal commitments, of which the Company expects to fund $17.0 million.

At December 31, 1995, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates totaled approximately $24.8 million, or
8.3 percent, of the Company's real estate portfolio. Prime Group-related commitments accounted for $165.6 million of the off-balance-sheet legal commitments at December 31, 1995, of which the Company expects to fund $15.0 million.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 1995, 1994 and 1993:

                           (in thousands)                                 1995            1994           1993
                                                                       ----------       --------       --------
Current..............................................................  $ (113,087)      $ (6,898)      $ (5,773)
Deferred.............................................................      38,423         21,329         16,915
                                                                       ----------       --------       --------
          Total......................................................  $  (74,664)      $ 14,431       $ 11,142
                                                                       ==========       ========       ========

Included in the current tax benefit is the recognition of a net operating loss carryover at December 31, 1995 which will be utilized against taxable income on Kemper's consolidated short period Federal income tax return for the January 1 through January 4, 1996 tax year. Beginning January 5, 1996, the Company will file a stand alone Federal income tax return. Previously, the Company had filed a consolidated Federal income tax return with Kemper. In the first quarter of 1996, the Company and Kemper settled the outstanding balances for the short period under the tax allocation agreement with Kemper making a payment to the Company of approximately $30 million. The Company's receivable from Kemper for all remaining balances under the tax allocation agreement, after adjusting for the $30 million payment, totaled approximately $82.6 million at December 31, 1995. Such remaining amounts are expected to be settled in the fourth quarter of 1996.

The actual income tax expense (benefit) for 1995, 1994 and 1993 differed from the "expected" tax expense (benefit) for those years as displayed below. "Expected" tax expense (benefit) was computed by applying the U.S. Federal corporate tax rate of 35 percent in 1995, 1994, and 1993 to income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle.

                            (in thousands)                                 1995            1994           1993
                                                                         ---------       --------       --------
Computed expected tax expense (benefit)................................  $ (72,700)      $ 14,277       $  7,992
Difference between "expected" and actual tax expense (benefit):
  State taxes..........................................................     (1,370)           645            332
  Foreign tax credit...................................................       (183)          (155)           358
  Change in tax rate...................................................     --              --             1,441
  Change in valuation allowance........................................     --              --               701
  Other, net...........................................................       (411)          (336)           318
                                                                         ---------       --------       --------
          Total actual tax expense (benefit)...........................  $ (74,664)      $ 14,431       $ 11,142
                                                                         =========       ========       ========

Under SFAS 109 ACCOUNTING FOR INCOME TAXES, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.

The implementation of SFAS 109 in 1993 resulted in a one-time increase to earnings of $2.4 million.

Under SFAS 109, a valuation allowance is established to reduce the deferred Federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in Kemper's Federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. During 1995 and 1994, the change in the valuation allowance related solely to the change in the net deferred Federal tax asset or liability from unrealized gains or losses on investments.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)
The tax effects of temporary differences that give rise to significant portions of the Company's net deferred Federal tax liability were as follows:

                                                                                   DECEMBER 31,
                                                                     ----------------------------------------
                          (in thousands)                               1995            1994            1993
                                                                     ---------       ---------       --------
Deferred Federal tax assets:
  Unrealized losses on investments.................................  $      --       $  85,331       $     --
  Life policy reserves.............................................     42,512          51,519         60,446
  Real estate-related..............................................     21,920          39,360         45,851
  Other investment-related.........................................      1,725           7,435         12,498
  Other............................................................      6,864           6,415          5,804
                                                                      --------        --------       --------
     Total deferred Federal tax assets.............................     73,021         190,060        124,599
  Valuation allowance..............................................    (15,201)       (100,532)       (15,201)
                                                                      --------        --------       --------
     Total deferred Federal tax assets after valuation allowance...     57,820          89,528        109,398
                                                                      --------        --------       --------
Deferred Federal tax liabilities:
  Deferred insurance acquisition costs.............................    111,523         108,663        100,834
  Unrealized gains on investments..................................     37,919          --             49,193
  Depreciation and amortization....................................     18,767          18,878         21,367
  Other............................................................      2,320           3,351          2,049
                                                                      --------        --------       --------
     Total deferred Federal tax liabilities........................    170,529         130,892        173,443
                                                                      --------        --------       --------
Net deferred Federal tax liabilities...............................  $(112,709)      $ (41,364)      $(64,045)
                                                                      ========        ========       ========

The valuation allowance is subject to future adjustments based on, among other items, Kemper's estimates of future operating earnings and capital gains.

The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1990 are currently under examination by the IRS.

(7) RELATED-PARTY TRANSACTIONS

The Company received cash capital contributions of $82.5 million and $90.0 million during 1994 and 1993, respectively.

In 1994 and 1993, the Company transferred the majority of its deficit equity ownership interest in two limited partnerships to another Kemper subsidiary resulting in an increase of the Company's additional paid-in capital of $71 thousand and $9.2 million, respectively. The Company also paid a non-cash dividend of $530 thousand in December 1993, which represented the positive equity ownership interests of the majority of one of its limited partnerships. Net losses associated with the Company's ownership interests in these limited partnerships amounted to $0.4 million, $1.4 million and $5.4 million in 1995, 1994 and 1993, respectively, and are included in the Company's consolidated statement of operations.

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 1995 and 1994, joint venture mortgage loans totaled $120 million and $351 million, respectively, and during 1995, 1994 and 1993, the Company earned interest income on these joint venture loans of $19.6 million, $22.0 million and $63.1 million, respectively.

All of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. The Company is allocated expenses for the utilization of FKLA employees and facilities, the investment management services of Zurich Kemper Investments, Inc. ("ZKI"), an affiliated company, and the information systems of Kemper Service Company ("KSvC"), a ZKI subsidiary, based on the Company's share of administrative, legal, marketing, investment management, information systems and operation and support services. During 1995, 1994 and 1993, expenses allocated to the Company from ZKI and KSvC amounted to $4.4 million, $6.5 million and $3.1 million, respectively. The Company also paid to ZKI investment management fees of $3.4 million, $6.0 million and $6.7 million

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) RELATED-PARTY TRANSACTIONS (CONTINUED)

during 1995, 1994 and 1993, respectively. In addition, expenses allocated to the Company from FKLA during 1995, 1994 and 1993 amounted to $14.3 million, $11.1 million and $13.1 million, respectively.

During 1995, 1994 and 1993, the Company sold certain mortgages and real estate-related investments, net of reserves, amounting to approximately $3.5 million, $154.0 million and $343.7 million respectively, to KFC Portfolio Corp., an affiliated non-life realty company, in exchange for cash. No gain or loss was recognized on these sales. The Company also paid KFC Portfolio Corp. $1.8 million in 1995 related to the management of the Company's real estate portfolio.

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

In 1992 and 1991, the Company entered into 100 percent indemnity reinsurance agreements ceding $515.7 million and $416.3 million, respectively, of its fixed-rate annuity liabilities to FLA. FLA is a mutual insurance company that shares common management with the Company and FKLA and common board members with the Company, FKLA and Kemper. As of December 31, 1995, the reinsurance recoverable related to the fixed-rate annuity liabilities ceded to FLA amounted to approximately $503 million. During 1995 the Company recorded income of $4.4 million related to a ceding commission experience adjustment from the 1992 reinsurance agreement.

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

The discount rate used in determining the allocated postretirement benefit obligation was 7.25 percent and 8 percent for 1995 and 1994, respectively. The assumed health care trend rate used was based on projected experience for 1995 and 1996, 10 percent in 1997, gradually declining to 6 percent by the year 2000 and remaining at that level thereafter.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
The status of the plan as of December 31, 1995 and 1994, was as follows:

Accumulated postretirement benefit obligation:

                                        (in thousands)                                           1995     1994
                                                                                                 ----     ----
Retirees......................................................................................   $234     $206
Fully eligible active plan participants.......................................................    111       58
Other active plan participants................................................................    427      101
Unrecognized gain (loss) from actuarial experience............................................    (85)     314
                                                                                                 ----
          Accrued liability...................................................................   $687     $679
                                                                                                 ====
Components of the net periodic postretirement benefit cost:

                                        (in thousands)                                           1995     1994
                                                                                                 ----     ----
Service cost-benefits attributed to service during the period.................................   $ 58     $ 31
Interest cost on accumulated postretirement benefit obligations...............................     41       43
Amortization of unrecognized actuarial gain...................................................    (19)     (35)
                                                                                                 ----     ----
          Total...............................................................................   $ 80     $ 39
                                                                                                 =====    =====

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 by $146 thousand and $48 thousand, respectively, and the net postretirement health care interest and service costs for the years ended December 31, 1995 and 1994 by $24 thousand and $14 thousand, respectively.

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

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 1995 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders. The Company is also contingently liable for any future guaranty fund assessments related to insolvencies of unaffiliated insurance companies, for which the life insurance

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) industry has been unable to estimate the cost to cover losses to policyholders. No specific amount can be reasonably estimated for such insolvencies as of December 31, 1995.

(11) FINANCIAL INSTRUMENTS--OFF-BALANCE-SHEET RISK

At December 31, 1995, the Company had loan commitments and stand-by financing agreements totaling $248.2 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be secured by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. The Company presently expects to fund approximately $56.4 million of these arrangements. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company is party to derivative financial instruments in the normal course of business for other than trading purposes to hedge exposures in foreign currency fluctuations related to certain foreign fixed maturity securities held by the Company. The following table summarizes various information regarding these derivative financial instruments as of December 31, 1995 and 1994:

                                                                                                                        WEIGHTED
                                                                                                           WEIGHTED      AVERAGE
                                                                                                           AVERAGE      REPRICING
                         (in thousands)                             NOTIONAL    CARRYING    ESTIMATED      YEARS TO     FREQUENCY
                              1995                                   AMOUNT      VALUE      FAIR VALUE    EXPIRATION     (DAYS)
-----------------------------------------------------------------   --------    --------    ----------    ----------    ---------
Non-trading foreign exchange forward options.....................   $ 43,754      $112         $112           .32           30

                              1994
-----------------------------------------------------------------
Non-trading foreign exchange forward options.....................     34,541        18           18           .25           30

The Company's hedges relating to foreign currency exposure are implemented using forward contracts on foreign currencies. These are generally short duration contracts with U.S. money-center banks. The Company records realized and unrealized gains and losses on such investments in net income on a current basis. The amounts of gain (loss) included in net income during 1995, 1994 and 1993 totaled $(1.0 million), $6.4 million and $(2.8 million), respectively.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. A significant portion of the Company's financial instruments are carried at fair value. (See the note captioned "Invested Assets and Related Income".) Fair value estimates for financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Fixed maturities and equity securities: Fair values for fixed maturity securities and for equity securities were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, ZKI.

Cash and short-term investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values.

Mortgage loans and other real estate-related investments: Fair values for mortgage loans and other real estate-related investments for year-end 1994 were estimated on a project-by-project basis. Generally, the projected cash flows of the collateral were discounted using a discount rate of 10 to 12 percent. The resulting collateral estimates were then used to determine the value of the Company's real estate-related investments. Fair values for mortgage loans and other real estate-related investments for year-end 1995 were estimated based upon the investments observable market price, net of estimated costs to sell. The estimates of fair value should be used with care given the inherent difficulty of estimating the fair value of real estate due to the lack of a liquid quotable market.

Other loans and investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values. The fair values of policy loans were estimated by discounting the expected future cash flows using an interest rate charged on policy loans for similar policies currently being issued.

Life policy benefits: Fair values of the life policy benefits regarding investment contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1995 and 1994 to be 4.5 percent and 5.5 percent, respectively, while the assumed average market crediting rate was 5.5 percent in 1995 and 6.5 percent in 1994.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 were as follows:

                                                                                 DECEMBER 31
                                                            -----------------------------------------------------
                                                                      1995                         1994
                                                            ------------------------     ------------------------
                                                             CARRYING        FAIR         CARRYING        FAIR
                     (in thousands)                           VALUE         VALUE          VALUE         VALUE
                                                            ----------    ----------     ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities(1)....................................   $3,752,325    $3,752,325     $3,463,732    $3,463,732
  Cash and short-term investments........................      398,326       398,326        227,353       227,353
  Mortgage loans and other real estate-related assets....      299,589       299,589        907,283       804,867
  Policy loans...........................................      289,390       289,390        277,743       277,743
  Other invested assets..................................       29,809        21,043         40,527        40,527
Financial instruments recorded as liabilities:
  Life policy benefits...................................    4,573,212     4,488,297      4,843,690     4,709,561

---------------
(1) Includes $112 and $18 carrying value and fair value for 1995 and 1994, respectively, of derivative securities used to hedge the foreign currency exposure on certain specific foreign fixed maturity investments.

(14) STOCKHOLDER'S EQUITY--RETAINED EARNINGS

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. (See "Restrictions on dividends" on page 6.) The maximum amount of dividends which can be paid by the Company without prior approval in 1996, assuming that there is sufficient statutory earned surplus, is $38.3 million. The Company paid no cash dividends in 1995, 1994 or 1993.

The Company's net income (loss) and stockholder's equity as determined in accordance with statutory accounting principles were as follows:

                              (in thousands)                                   1995         1994         1993
                                                                             --------     --------     --------
Net income (loss).........................................................   $(64,707)    $ 44,491     $(36,178)
                                                                             ========     ========     ========
Statutory surplus.........................................................   $383,374     $416,243     $329,430
                                                                             ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  POSITION WITH KILICO               OTHER BUSINESS EXPERIENCE DURING
         NAME AND AGE               YEAR OF ELECTION                       PAST 5 YEARS OR MORE
------------------------------  -------------------------  ----------------------------------------------------
John B. Scott (51)............  Chief Executive Officer    Chief Executive Officer and President of Federal
                                since February 1992.       Kemper Life Assurance Company and Fidelity Life
                                President since November   Association since 1988. Chief Executive Officer and
                                1993. Director since       President of Zurich Life Insurance Company of
                                1992.                      America since January 1996. Chairman of the Board of
                                                           Federal Kemper Life Assurance Company from April
                                                           1988 to January 1996. Chairman of the Board of
                                                           KILICO from February 1992 to January 1996. Executive
                                                           Vice President and director of Kemper Corporation
                                                           from January 1994 and March 1996, respectively.
                                                           Executive Vice President of Kemper Financial
                                                           Companies, Inc. from January 1994 to January 1996
                                                           and Director from 1992 to January 1996.
Jerome J. Cwiok (48)..........  Executive Vice President   Executive Vice President of Federal Kemper Life
                                since 1995.                Assurance Company and Fidelity Life Association
                                                           since 1995. Executive Vice President of Zurich Life
                                                           Insurance Company of America since March 1996.
                                                           Senior Vice President of KILICO, Federal Kemper Life
                                                           Assurance Company and Fidelity Life Association from
                                                           1993 to 1995. Vice President of Federal Kemper Life
                                                           Assurance Company and Fidelity Life Association
                                                           since 1993. Executive Vice President of Academy
                                                           Insurance Group from 1986 to 1993.
Eliane C. Frye (47)...........  Executive Vice President   Executive Vice President of Federal Kemper Life
                                since 1995.                Assurance Company and Fidelity Life Association
                                                           since 1995. Executive Vice President of Zurich Life
                                                           Insurance Company of America since March 1996.
                                                           Senior Vice President of KILICO from 1992 to 1995.
                                                           Senior Vice President of Federal Kemper Life
                                                           Assurance Company and Fidelity Life Association from
                                                           1993 to 1995. Vice President of Federal Kemper Life
                                                           Assurance Company and Fidelity Life Association from
                                                           1988 to 1993.
Frederick L. Blackmon (43)....  Senior Vice President and  Senior Vice President and Chief Financial Officer of
                                Chief Financial Officer    Federal Kemper Life Assurance Company and Fidelity
                                since November 1995.       Life Association since November 1995. Treasurer and
                                                           Chief Financial Officer of Kemper Corporation since
                                                           January 1996. Senior Vice President and Chief
                                                           Financial Officer of Zurich Life Insurance Company
                                                           of America since March 1996. Chief Financial Officer
                                                           of Alexander Hamilton Life Insurance Company from
                                                           April 1989 to November 1995.

                                  POSITION WITH KILICO               OTHER BUSINESS EXPERIENCE DURING
         NAME AND AGE               YEAR OF ELECTION                       PAST 5 YEARS OR MORE
------------------------------  -------------------------  ----------------------------------------------------
James E. Hohmann (39).........  Senior Vice President and  Senior Vice President and Chief Actuary of Federal
                                Chief Actuary since        Kemper Life Assurance Company and Fidelity Life
                                December 1995.             Association since December 1995. Senior Vice
                                                           President and Chief Actuary of Zurich Life Insurance
                                                           Company of America since March 1996. Managing
                                                           Principal (Partner) of Tillinghast--Towers Perrin
                                                           from January 1991 to December 1995.
                                                           Consultant/Principal (Partner) of
                                                           Tillinghast--Towers Perrin from November 1986 to
                                                           January 1991.
Debra P. Rezabek (40).........  Vice President since       Vice President of Federal Kemper Life Assurance
                                1995. General Counsel and  Company and Fidelity Life Association since 1995.
                                Director of Government     General Counsel, Director of Government Affairs of
                                Affairs since 1992.        Federal Kemper Life Assurance Company and Fidelity
                                Corporate Secretary since  Life Association since 1992. Corporate Secretary of
                                January 1996.              Federal Kemper Life Assurance Company and Fidelity
                                                           Life Association since January 1996. Vice President,
                                                           General Counsel and Director of Government Affairs
                                                           of Zurich Life Insurance Company of America since
                                                           March 1996. Assistant General Counsel of Federal
                                                           Kemper Life Assurance Company and Fidelity Life
                                                           Association from 1988 to 1992. Assistant Secretary
                                                           of KILICO, Federal Kemper Life Assurance Company and
                                                           Fidelity Life Association from 1992 to 1996.
                                                           Assistant Secretary of Kemper Corporation since
                                                           January 1996.
Loren J. Alter (57)...........  Director since January     Director of Federal Kemper Life Assurance Company,
                                1996.                      Fidelity Life Association and Zurich Kemper
                                                           Investments, Inc. since January 1996. Director of
                                                           Zurich Life Insurance Company of America since May
                                                           1979. Executive Vice President of Zurich Insurance
                                                           Company since 1979. President, Chief Executive
                                                           Officer and Director of Kemper Corporation since
                                                           January 1996.
William H. Bolinder (52)......  Chairman of the Board and  Chairman of the Board and Director of Federal Kemper
                                Director since January     Life Assurance Company and Fidelity Life Association
                                1996.                      since January 1996. Chairman of the Board and
                                                           Director of Zurich Life Insurance Company of America
                                                           since March 1995. Chairman of the Board of Kemper
                                                           Corporation since January 1996. Vice Chairman and
                                                           Director of Zurich Kemper Investments, Inc. since
                                                           January 1996. Chairman of the Board of American
                                                           Guarantee and Liability Insurance Company, Zurich
                                                           American Insurance Company of Illinois, American
                                                           Zurich Insurance Company and Steadfast Insurance
                                                           Company since 1986. Chief Executive Officer of
                                                           American Guarantee and Liability Company, Zurich
                                                           American Insurance Company of Illinois, American
                                                           Zurich Insurance Company and Steadfast Insurance
                                                           Company from 1986 to June 1995. President of Zurich
                                                           Holding Company of America since 1986. U.S. Manager
                                                           of Zurich Insurance Company, U.S. Branch since 1986.
                                                           Underwriter for Zurich American Lloyds since 1986.

                                  POSITION WITH KILICO               OTHER BUSINESS EXPERIENCE DURING
         NAME AND AGE               YEAR OF ELECTION                       PAST 5 YEARS OR MORE
------------------------------  -------------------------  ----------------------------------------------------
Daniel L. Doctoroff (37)......  Director since January     Director of Kemper Corporation, Federal Kemper Life
                                1996.                      Assurance Company and Fidelity Life Association
                                                           since January 1996. Managing Partner of Insurance
                                                           Partners Advisors, L.P. since February 1994. Vice
                                                           President of Keystone, Inc. since October 1992.
                                                           Managing Director of Rosecliff Inc./Oak Hill
                                                           Partners, Inc. since August 1987. Director of Bell &
                                                           Howell Company since 1989; National Re Corporation
                                                           since 1990; Specialty Foods Corporation since 1993;
                                                           and Transport Holdings Inc. since 1995.
Steven M. Gluckstern (45).....  Director since January     Director of Kemper Corporation, Federal Kemper Life
                                1996.                      Assurance Company and Fidelity Life Association
                                                           since January 1996. Chairman of the Board and
                                                           Director of Zurich Kemper Investments, Inc. since
                                                           January 1996. Chairman of the Board and Chief
                                                           Executive Officer of Zurich Reinsurance Centre, Inc.
                                                           since May 1993. President of Centre Re, Bermuda from
                                                           December 1986 to May 1993.
Michael P. Stramaglia (36)....  Director since January     Director of Federal Kemper Life Assurance Company
                                1996.                      and Fidelity Life Association since January 1996.
                                                           Chief Executive Officer and President of Zurich Life
                                                           Insurance Company of Canada since June 1994.
                                                           Executive Vice-President and Chief Operating Officer
                                                           of Zurich Life Insurance Company of Canada from June
                                                           1993 to June 1994. Senior Vice-President of the
                                                           Corporate Division of Zurich Life Insurance Company
                                                           of Canada from November 1990 to January 1993.
                                                           Director of Zurich Life Insurance Company of Canada,
                                                           Zurich Life of Canada Holdings Limited, Zurich
                                                           Indemnity Company of Canada, Zurich Canadian
                                                           Holdings Limited, and Zurmex Canada Holdings
                                                           Limited.
Paul H. Warren (40)...........  Director since January     Director of Kemper Corporation, Federal Kemper Life
                                1996.                      Assurance Company and Fidelity Life Association
                                                           since January 1996. Partner of Insurance Partners
                                                           Advisors, L.P. since March 1994. Managing Director
                                                           of International Insurance Advisors since March
                                                           1992. Vice President of J.P. Morgan from June 1986
                                                           to March 1992. Director of Unionamerica Holdings plc
                                                           since 1993; Unionamerica Insurance Company since
                                                           1993; Tarquin plc since 1994; and Chairman
                                                           Underwriting Agencies Ltd. since 1994.

ITEM 11. EXECUTIVE COMPENSATION

                                    TABLE I
                           SUMMARY COMPENSATION TABLE


                                                                                                     LONG TERM
                                                                                                  COMPENSATION
                                                                 ANNUAL COMPENSATION                    AWARDS
                                             --------------------------------------------------------------
(A)                                   (B)           (C)           (D)            (E)           (F)        (G)
                                                                               OTHER    RESTRICTED
                                                                              ANNUAL         STOCK    OPTIONS/          ALL OTHER
 NAME AND                                                               COMPENSATION      AWARD(S)       SARS        COMPENSATION
 PRINCIPAL POSITION                  YEAR    SALARY ($)     BONUS ($)         ($)(2)        ($)(3)     (#)(4)        ($)(5)(6)(7)
---------------------------------------------------------------------------------------------------------------------------------
John B. Scott.....................   1995      $172,800      $129,600       $ 20,035      $  --       $15,360          $260,106
Chief Executive Officer(1)           1994       163,200       160,800        396,801       125,280     16,080           256,915
                                     1993       153,600       129,600         11,492        80,730      6,720            21,204
Jerome J. Cwiok...................   1995        95,000        67,500         23,381        --          9,000            28,357
Executive Vice President(1)          1994        84,896        59,000        113,926        40,600      2,000             9,922
Eliane C. Frye....................   1995        91,200        67,200          9,261        --         10,560            41,546
Executive Vice President(1)          1994        73,800        58,560         57,525        38,976      1,920            57,913

---------------
(1) Also served in same positions for FKLA and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) The amounts disclosed in this column include:

    (a) Amounts paid as non-preferential dividend equivalents on shares of restricted stock and phantom stock units.

    (b) The cash value of shares of Kemper common stock when awarded under the Kemper Anniversary Award Plan. Employees were awarded shares on an increasing scale beginning with their 10th year of employment and every 5 years thereafter, with a pro rata award at retirement.

    (c) The taxable benefit from personal use of an employer-provided automobile and certain estate planning services facilitated for executives.

    (d) Relocation expense reimbursements of $109,760 in 1994 and $15,474 in 1995 for Mr. Cwiok.

    (e) Compensation income reported in 1994 of $384,822 for Mr. Scott and $55,974 for Ms. Frye, based on the market value on the vesting date of restricted stock awarded under Kemper's long-term incentive plans.

(3) Due to the June 1994 vesting of all outstanding shares of restricted stock granted in 1992 or earlier and the cancellation of shares awarded in 1993 and 1994, no shares of restricted stock were held by any of the named executive officers at December 31, 1995.

(4) Options were granted under Kemper stock option plans maintained for selected officers and employees of Kemper and its subsidiaries.

(5) The amounts in this column include:

    (a) The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations.

    (b) Distributions from the Kemper and FKLA supplemental plans.

    (c) Amounts representing a portion of the executives' income tax payments arising from the June 1994 vesting of shares of restricted stock due to the approval of a merger agreement among Kemper, Conseco, Inc. ("Conseco") and a wholly owned subsidiary of Conseco (the "Conseco Merger Agreement.") The Committee on Compensation and Organization of the Kemper board of directors (the "Committee") authorized such payments to 16 senior executives who were either precluded under pertinent securities law limitations or discouraged as a matter of appearance from subsequently selling their vested shares of restricted stock prior to the closing of the then-planned Conseco merger transaction. The executives' tax liabilities were based on the $61.375 fair market value of the restricted stock on the vesting date. Kemper's payments to the executives were derived from a formula based on certain relative stock values but approximated one-third of the executives' total income tax liabilities from the imputed income on vesting. Mr. Scott and Ms. Frye received $96,318 and $17,103, respectively, reported for 1994, under this tax liability payment arrangement.

    (d) Income related to the distribution of shares of the preferred stock of EVEREN to holders of Kemper employee stock options and/or phantom stock units as a result of the spin-off of EVEREN by Kemper.

(6) Pursuant to the Conseco Merger Agreement, the restricted stock awards for 1993 and 1994 were cancelled. To replace these awards, on June 30, 1994, the Committee, under the Kemper Bonus Restoration Plan and in its sole discretion, granted cash awards to the named executive officers and other affected executives entitling each of them to receive an amount in cash immediately prior to the effective time of the then-planned Conseco merger equal to the product of the number of shares of restricted stock previously granted to such individual under the 1993 Senior Executive Long-Term Incentive Plan multiplied by the consideration payable in the merger. As a result of the termination of the Conseco Merger Agreement, no cash awards were paid pursuant to the Kemper Bonus Restoration Plan.

    In January 1995, the board of directors, upon the advice of the Committee, approved the adoption of the Kemper 1995 Executive Incentive Plan under which active employee holders of the previously cancelled shares of restricted stock were granted phantom stock units by the Committee equal to the number of shares cancelled plus an added amount representing 20 percent of the aggregate cancelled shares. The 20 percent supplement was awarded in recognition of the imposition of new vesting periods on the phantom awards (to the extent the restricted stock held prior to cancellation would otherwise have vested in June 1994 had stockholder approval of the affected restricted stock plan been obtained as earlier anticipated).

    By their terms, the phantom stock units associated with cancelled shares of restricted stock originally awarded in 1993, as supplemented, would have vested on December 31, 1995 and entitle the holders to a cash payment (net of any required tax withholding) determined by the value of Kemper's common stock based on an average trading range to December 31, 1995, and those phantom stock units associated with the cancelled restricted stock originally awarded in 1994 could similarly have vested and been paid on December 31, 1996, subject to ongoing employment to the respective vesting dates. Notwithstanding these vesting provisions, the phantom stock units earlier vested and entitled payment upon the consummation of a "change of control" of Kemper. Dividend equivalents were payable to holders of the phantom stock units as compensation income when and as dividends were paid on Kemper's outstanding common stock, and the Executive Incentive Plan provided for standard anti-dilution adjustments.

    Phantom units awarded to the named executive officers subject to vesting on December 31, 1995 and December 31, 1996, were Mr. Scott 5,400 and 12,600 phantom units, respectively, Ms. Frye 1,680 and 1,680 phantom units, respectively, and Mr. Cwiok 0 and 1,680 phantom units, respectively. All phantom stock units vested and were paid immediately prior to the effectiveness of the January 4, 1996 acquisition of Kemper by Zurich and Insurance Partners. Messrs. Scott and Cwiok and Ms. Frye received allocated cash out payments of $430,272, $41,832 and $80,317, respectively, in 1996.

(7) Pursuant to the terms of a Termination Protection Agreement with Kemper dated March 17, 1994, Mr. Scott received payments in 1995 and 1996. These payments were made by Kemper and no portion of the payments were allocated to KILICO.

                                    TABLE II
                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                             POTENTIAL REALIZABLE
                                                                                                               VALUE AT ASSUMED
                                                                                                                 ANNUAL RATES
                                                                                                                OF STOCK PRICE
                                                                                                               APPRECIATION FOR
                                                        INDIVIDUAL GRANTS                                       OPTION TERM(4)
----------------------------------------------------------------------------------------------------------------------------------
                        (A)                             (B)          (C)            (D)           (E)          (F)         (G)
                                                                  % OF TOTAL
                                                                   OPTIONS/
                                                                     SARS
                                                      OPTIONS/    GRANTED TO
                                                        SARS      EMPLOYEES     EXERCISE OR
                                                      GRANTED     IN FISCAL     BASE PRICE     EXPIRATION
                       NAME                            (#)(1)      YEAR(2)       ($/SH)(3)      DATE(4)       5% ($)     10% ($)
----------------------------------------------------------------------------------------------------------------------------------
John B. Scott......................................     15,360       2.3          $45.125          --           --          --
Jerome J. Cwiok....................................      9,000       1.4          $45.125          --           --          --
Eliane C. Frye.....................................     10,560       1.6          $45.125          --           --          --

---------------
(1) Each of the options reflected in the table, when granted, were subject to installment vesting provisions whereby only a portion of the underlying stock would become eligible for exercise on successive anniversaries of the date of grant. Such options became exercisable in full, however, in connection with the approval of the merger agreement with Zurich and Insurance Partners in May, 1995.

(2) Based on 654,750 shares, the total number of shares under options granted in 1995 for all eligible employees of KILICO, Kemper and eligible affiliates.

(3) The option exercise price assigned was the last sale price for Kemper common stock on the date of the respective grants.

(4) All unexercised Kemper stock options were cancelled immediately prior to the January 4, 1996 effectiveness of the acquisition of Kemper by Zurich and Insurance Partners. Optionees were paid the spread between their option exercise price and $49.80 per share. Mr. Cwiok and Ms. Frye received $84,150 and $112,370, respectively, in 1996 as a result of such payments. Mr. Scott exercised 133,325 options in 1996 prior to the acquisition for a total realized income of $1,525,185.

                                   TABLE III
              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

            (A)                       (B)                   (C)                       (D)                          (E)
                                                                             NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                                                OPTIONS/SARS AT           IN-THE-MONEY OPTIONS/
                                                                                 FY-END (#)(1)            SARS AT FY-END ($)(1)
                               SHARES ACQUIRED ON
NAME                                 EXERCISE (#)    VALUE REALIZED ($)    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------------
John B. Scott(2)............                   --                    --               --                           --
Jerome J. Cwiok(2)..........                   --                    --               --                           --
Eliane C. Frye(2)...........               11,278              $125,948               --                           --

---------------

(1) See footnote (4) under Table II above.

(2) Includes options granted related to service for FKLA.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) AS OF MARCH 1, 1996, 100% OF THE OUTSTANDING SHARES OF KILICO WERE OWNED BY KEMPER CORPORATION, 1 KEMPER DRIVE, LONG GROVE, ILLINOIS 60049.

(B) NOT APPLICABLE.

(C) CHANGES IN CONTROL.

There are no arrangements known to KILICO, which may at a subsequent date result in a change in control of KILICO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS--none.

(B) CERTAIN BUSINESS RELATIONSHIPS--not applicable.

(C) INDEBTEDNESS OF MANAGEMENT--not applicable.

(D) TRANSACTIONS WITH PROMOTERS--not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 16 in ITEM 8.

(A)(2) SCHEDULES.

The following schedule is supplemental to the financial statements of KILICO and its subsidiaries for 1995 and is included in this Form 10-K at the page indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

SCHEDULE                                               TITLE                                            PAGE
---------    -----------------------------------------------------------------------------------------  -----
    V        Valuation and qualifying accounts, for the year ended December 31, 1995*.................   41

---------------
* This schedule for the years ended December 31, 1994 and 1993 is incorporated by reference to KILICO's Form 10-K filed on March 28, 1995 and Form S-1 filed on March 29, 1994, respectively.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits on page 42 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1995.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Frederick L. Blackmon, Senior Vice President and Chief Financial Officer, and Robert A. Daniel, Vice President, Treasurer and Controller, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Investors Life Insurance Company to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 25th day of March, 1996.

                                     KEMPER INVESTORS LIFE INSURANCE COMPANY

                                     By:  /s/  JOHN B. SCOTT
                                          -----------------------------------
                                          John B. Scott
                                          President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 25TH DAY OF MARCH, 1996.

                    SIGNATURE                                                  TITLE
-------------------------------------------------     --------------------------------------------------------
/s/  WILLIAM H. BOLINDER                              Chairman of the Board
-------------------------------------------------
William H. Bolinder

/s/  JOHN B. SCOTT                                    President, Chief Executive Officer and Director
-------------------------------------------------
John B. Scott

/s/  FREDERICK L. BLACKMON                            Senior Vice President and Chief Financial Officer
-------------------------------------------------
Frederick L. Blackmon

/s/  LOREN J. ALTER                                   Director
-------------------------------------------------
Loren J. Alter

/s/  DANIEL L. DOCTOROFF                              Director
-------------------------------------------------
Daniel L. Doctoroff

                                                                      SCHEDULE V
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1995
                                 (in thousands)

                                                                ADDITIONS
                                                    ---------------------------------
                                                                        CHARGED TO
                                  BALANCE AT        CHARGED TO             OTHER                                BALANCE AT
                                  BEGINNING         COSTS AND           ACCOUNTS--           DEDUCTIONS--         END OF
          DESCRIPTION             OF PERIOD          EXPENSES            DESCRIBE             DESCRIBE            PERIOD
--------------------------------  ----------        ----------        ---------------        -----------        ----------
Asset valuation reserves:
  Joint venture mortgage
     loans......................   $  7,077            $ --                $  --               $ 7,006           $     71
  Third-party mortgage loans....     10,373              --                   --                 3,840              6,533
  Other real estate-related
     investments................     25,505              --                   --                16,676              8,829
                                  ---------         ---------             ------             ---------          ---------
       Total                       $ 42,955            $ --                $  --               $27,522(1)        $ 15,433
                                  =========         =========             ======             =========           ========

---------------
(1) These deductions represent the net effect on the valuation reserve of write-downs, sales, foreclosures and restructurings.

INDEX TO EXHIBITS

EXHIBIT NO.
 3(a)            Articles of Incorporation are incorporated herein by reference to Exhibits filed with
                 Registration Statement on Form S-1 (File No. 33-33547) filed February 20, 1990.
 3(b)            Bylaws are incorporated herein by reference to Exhibits filed with Pre-Effective Amendment
                 No. 1 to the Registration Statement on Form S-1 (File No. 33-33547) filed October 11,
                 1990.
 4(a)            Form of Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.
                 33-43462) filed October 23, 1991.
 4(b)            Form of Certificate to Variable and Market Value Adjusted Deferred Annuity Contract and
                 Enrollment Application is incorporated herein by reference to Exhibits filed with
                 Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.
 4(c)            Form of Individual Variable and Market Value Adjusted Annuity Contract and Enrollment
                 Application is incorporated herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity
                 Separate Account (File No. 33-43501) filed November 19, 1993.
 4(d)            Form of Endorsement to Variable and Market Value Adjusted Deferred Annuity Contract is
                 incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File
                 No. 33-43501) filed November 19, 1993.
 4(e)            Form of Endorsement to Certificate to Variable and Market Value Adjusted Deferred Annuity
                 Contract is incorporated herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity
                 Separate Account (File No. 33-43501) filed November 19, 1993.
 4(f)            Form of Revised Variable and Market Value Adjusted Deferred Annuity Contract is
                 incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File
                 No. 33-43501) filed November 19, 1993.
 4(g)            Form of Revised Certificate to Variable and Market Value Adjusted Deferred Annuity
                 Contract is incorporated herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity
                 Separate Account (File No. 33-43501) filed November 19, 1993.
10(a)            Distribution Agreement between Kemper Investors Life Insurance Company and Investors
                 Brokerage Services, Inc. is incorporated herein by reference to Exhibits filed with
                 Amendment No. 4 to Registration Statement on Form S-1 (File No. 33-43462) filed on April
                 14, 1995.