Form 10-Q
period 1996-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1996-05-15
CIK 351754

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.

                   Commission file number 333-02491*.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
           (Exact name of registrant as specified in charter)

                                ILLINOIS
                        (State of Incorporation)

                               36-3050975
                            (I.R.S. Employer
                         Identification Number)

                             1 KEMPER DRIVE
                          LONG GROVE, ILLINOIS
                (Address of Principal Executive Offices)

                               60049-0001
                               (Zip Code)

  Registrant's telephone number, including area code: (847) 550-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No     .

As of May 1, 1996, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                  KEMPER INVESTORS LIFE INSURANCE COMPANY
                                FORM 10-Q



PART I.   FINANCIAL STATEMENTS                         PAGE NO.



     Consolidated Balance Sheet -
          March 31, 1996 and January 4, 1996......................3


     Consolidated Statement of Operations -
          Three months ended March 31, 1996 and 1995..............4


     Consolidated Statement of Cash Flows -
          Three months ended March 31, 1996 and 1995..............5


     Notes to Consolidated Financial Statements....................6


     Management's Discussion and Analysis
          Results of Operations...................................8
          Investments............................................11
          Liquidity and Capital Resources........................17



PART II.  OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K....................18


Signatures.........................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                                         March 31   January 4
                                                           1996       1996
                                                       -----------  ----------
ASSETS

Investments
 Fixed maturities, available for sale,
  at market (cost: March 31, 1996, $4,018,564;
  January 4, 1996, $3,749,323)                         $3,924,921   $3,749,323
 Short-term investments                                   140,866      372,515
 Joint venture mortgage loans                             104,726      110,194
 Third-party mortgage loans                               130,342      144,450
 Other real estate-related investments                     54,345       34,296
 Policy loans                                             289,797      289,390
 Other invested assets                                     15,717       15,154
                                                        ---------    ---------
  Total investments                                     4,660,714    4,715,322

Cash                                                        2,236       25,811
Accrued investment income                                 108,699      104,402
Reinsurance recoverable                                   489,946      502,836
Goodwill                                                  242,713      245,165
Value of business acquired                                190,396      190,222
Federal income tax recoverable                             76,288      112,646
Deferred insurance acquisition costs                        5,032           --
Other assets and receivables                                3,434       11,440
Assets held in separate accounts                        1,822,258    1,761,110
                                                        ---------    ---------
 Total assets                                          $7,601,716   $7,668,954
                                                        =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                                 $4,527,109   $4,585,148
Ceded future policy benefits                              489,946      502,836
Payable for securities purchased                            4,692           79
Other accounts payable and liabilities                     58,723       34,486
Deferred income taxes                                      52,848       52,051
Liabilities related to separate accounts                1,822,258    1,761,110
                                                        ---------    ---------
 Total liabilities                                      6,955,576    6,935,710
                                                        ---------    ---------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value,
 authorized 300,000 shares; outstanding 250,000 shares      2,500        2,500
Additional paid-in capital                                730,744      730,744
Net unrealized loss on investments                        (90,545)          --
Retained earnings                                           3,441           --
                                                        ---------    ---------
 Total stockholder's equity                               646,140      733,244
                                                        ---------    ---------
 Total liabilities and stockholder's equity            $7,601,716   $7,668,954
                                                        =========    =========



See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)
                                                      Three months ended
                                                           March 31
                                                 --------------------------
                                                     1996          1995
                                                 ----------      ----------
REVENUE
Net investment income                            $  72,302       $  90,163
Realized investment losses                          (1,248)         (1,376)
Fees and other income                                8,158           8,938
                                                 ----------      ----------
 Total revenue                                      79,212          97,725
                                                 ----------      ----------
BENEFITS AND EXPENSES
Benefits and interest
 credited to policyholders                          58,296          61,425
Commissions, taxes, licenses and fees                6,868           5,811
Operating expenses                                   5,440           4,862
Amortization of value of business acquired           4,234              --
Amortization of goodwill                             2,452              --
Deferral of insurance acquisition costs             (5,114)         (9,484)
Amortization of insurance acquisition costs             82          12,799
                                                 ----------      ----------
 Total benefits and expenses                        72,258          75,413
                                                 ----------      ----------
Income before income tax expense                     6,954          22,312

Income tax expense (benefit)
 Current                                             4,257           3,862
 Deferred                                             (744)          3,517
                                                 ----------      ----------
Total income tax expenses                            3,513           7,379
                                                 ----------      ----------
Net income                                       $   3,441        $ 14,933
                                                 ==========      ==========



See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)
                                                          Three months ended
                                                                March 31
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
Cash flows from operating activities
  Net income                                             $  3,441    $ 14,933
  Reconcilement of net income to net cash provided:
   Realized investment losses                               1,248       1,376
   Interest credited and other charges                     57,196      59,831
   Amortization of value of business acquired               4,234          --
   Amortization of goodwill                                 2,452          --
   Deferred insurance acquisition costs                    (5,032)      3,315
   Amortization of discount and premium on investments      9,210         878
   Deferred income taxes                                     (745)      3,517
   Federal income taxes recoverable                        36,358       3,884
   Other, net                                              (4,512)     (7,756)
                                                          -------     -------
   Net cash flow provided from operating activities       103,850      79,978
                                                          -------     -------
Cash flows from investing activities
  Cash from investments sold or matured:
   Fixed maturities held to maturity                       56,966      29,447
   Fixed maturities sold prior to maturity                152,250      55,238
   Mortgage loans, policy loans and other invested assets  57,711      39,706
  Cost of investments purchased or loans originated:
   Fixed maturities                                      (489,106)    (23,661)
   Mortgage loans, policy loans and other invested assets (55,249)    (43,456)
  Short-term investments, net                             231,647      54,367
  Net change in receivable and payable for securities
   transactions                                             5,481     (22,931)
  Net change in other assets                                   53       1,197
                                                         --------     -------
   Net cash provided by (used in) investing activities    (40,247)     89,907
                                                         --------     -------
Cash flows from financing activities
  Policyholder account balances:
   Deposits                                                52,228      50,826
   Withdrawals                                           (167,036)   (243,729)
   Other                                                   27,630       1,538
                                                         --------    --------
   Net cash used in financing activities                  (87,178)   (191,365)
                                                         --------    --------
  Net decrease in cash                                    (23,575)    (21,480)
Cash at the beginning of period                            25,811      23,189
                                                         --------    --------
Cash at the end of the period                            $  2,236    $  1,709
                                                         ========    ========



See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Kemper Investors Life Insurance Company ("KILICO") is incorporated under the insurance laws of the State of Illinois. KILICO is licensed in the District of Columbia and all states except New York. KILICO is a wholly owned subsidiary of Kemper Corporation ("Kemper"), a nonoperating holding company.

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

   The consolidated financial statements of KILICO prior to January 4, 1996, were prepared on a historical cost basis in accordance with generally accepted accounting principles ("GAAP"). In conjunction with the acquisition, GAAP requires that the accompanying consolidated financial statements of KILICO as of January 4, 1996 (the acquisition date) and as of and for the three months ended March 31, 1996, be prepared in conformity with purchase accounting.

   Under purchase accounting KILICO's assets and liabilities have been marked to their relative fair market values as of the acquisition date. The difference between the cost of acquiring KILICO and the net fair market values of KILICO's assets and liabilities as of the acquisition date is recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

   Purchase accounting adjustments primarily affected the recorded historical values of bonds, mortgage loans, other invested assets, deferred insurance acquisition costs, future policy benefits and deferred income taxes.

   Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced by the value of business acquired.

   The value of business acquired reflects the estimated fair value of KILICO's life insurance business in force and represents the portion of the cost to acquire KILICO that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the present value of the actuarially determined projected cash flows for the acquired policies.

   A 15 percent discount rate was used to determine such value as the rate of return required by Zurich and Insurance Partners to invest in the business being acquired. In selecting the rate of return used to value the policies purchased, KILICO considered the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows, the cost of capital available to fund the acquisition, the perceived likelihood of changes in insurance regulations and tax laws, the complexity of KILICO's business, and the prices paid (i.e., discount rates used in determining other life insurance company valuations) on similar blocks of business sold in recent periods.

   The value of the business acquired is amortized using current assumptions based on an interest rate equal to the liability or contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years in the five year period ended December 31, 2000 are as follows:

(in thousands)
                                                             Projected
      Year Ended   Beginning                  Accretion of     Ending
     December 31    Balance     Amortization    Interest      Balance
     -----------   ---------    ------------  ------------   ---------
        1996       $ 190,222     $  (25,551)    $  8,769     $ 173,440
        1997         173,440        (28,208)       8,171       153,403
        1998         153,403        (27,438)       7,163       133,128
        1999         133,128        (25,390)       6,176       113,914
        2000         113,914        (22,279)       5,270        96,905

The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in KILICO's net income but rather are recorded as a credit or charge to stockholder's equity, net of income tax. As of March 31, 1996, this adjustment increased the value of business acquired and stockholder's equity by approximately $4.4 million.

2. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1995 Annual Report on Form 10-K.

3. The change in net unrealized losses on fixed maturities and equity securities is not reflected as a component of KILICO's net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

As previously discussed in the notes to the consolidated financial statements, Kemper, and therefore KILICO, were acquired on January 4, 1996 by an investor group led by Zurich. In connection with the acquisition, KILICO's assets and liabilities were marked to their respective fair market values as of the acquisition date in conformity with purchase accounting adjustments required under GAAP.

KILICO's financial statement results as of January 4, 1996, and as of and for the three months ended March 31, 1996, have been adjusted to reflect the effects of such purchase accounting adjustments. KILICO's financial statement results for the three months ended March 31, 1995 have been prepared on a historical cost basis and do not reflect such purchase accounting adjustments.

RESULTS OF OPERATIONS

KILICO recorded net income of $3.4 million in the first quarter of 1996, compared with net income of $14.9 million in the first quarter of 1995. The decline in net income in the first quarter of 1996, compared with the first quarter of 1995, was primarily related to purchase accounting adjustments.

The following table reflects the components of net income:

Net income:
(in millions)
<CAPTION
                                                         Three months ended
                                                              March 31
                                                         ------------------
                                                          1996        1995
                                                         ------      ------
Operating earnings                                       $ 4.2       $15.8
Net realized investment losses                             (.8)        (.9)
                                                         -----       -----
Net income                                               $ 3.4       $14.9
                                                         =====       =====

The following table reflects the major components of realized investment results included in net income. (See "INVESTMENTS" below.)

Realized investment results
(in millions)
                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                          1996        1995
                                                          ----        ----
Real estate-related losses                               $ (.3)      $   -
Fixed maturity write-downs                                   -           -
Other losses, net                                          (.9)       (1.4)
                                                         -----       -----
Realized investment losses                                (1.2)       (1.4)
Income tax benefit                                          .4          .5
                                                        ------      ------
Net realized investment losses                           $ (.8)      $ (.9)
                                                        ======      ======

Other realized investment losses for both the first quarter of 1996 and 1995 relate primarily to the sale of fixed maturity investments.

Operating earnings (net income excluding realized investment results) declined to $4.2 million in the first quarter of 1996, compared with $15.8 million in the first quarter of 1995, primarily due to purchase accounting adjustments in the first quarter of 1996 which negatively impacted spread revenue and increased expenses. These reductions were partially offset by purchase accounting adjustments which favorably impacted the net deferral of deferred insurance acquisition costs.

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to balance spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue by increasing investment income over time.

Investment income was negatively impacted in the first quarter of 1996, compared with the first quarter of 1995, primarily reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the market value of KILICO's fixed maturity investments as of January 4, 1996 became KILICO's new cost basis in such investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $105.3 million greater than original par. The amortization of such premiums reduced investment income by approximately $8.3 million in the first quarter of 1996, compared with the first quarter of 1995.

Investment income was also negatively impacted during the first quarter of 1996, compared with the first quarter of 1995, by a higher level of cash and short-term investments held in the first quarter of 1996. The increase in cash and short-term investments in the first quarter of 1996 was caused in part by the cash proceeds received from bulk sales of real estate-related investments in late December 1995. The reduction in real estate-related investments reflects KILICO's current strategy to continue to reduce its investments in, and overall exposure to, real estate-related investments. Investment income for 1996 and 1995 has also been impacted by a shift over the last several years to higher-quality, lower yielding investments.


Sales
(in millions)
                                                Three Months Ended
                                                    March 31
                                                ------------------
                                                 1996        1995
                                                ------      ------
Annuities:
  General account                                $52.1       $50.8
  Separate account                                42.6        48.4
                                                 -----       -----
   Total annuities                                94.7        99.2
Life insurance and other                            .1          --
                                                 -----       -----
  Total sales                                    $94.8       $99.2
                                                 =====       =====

Sales of annuity products consist of total deposits received. The increase in 1996 general account (fixed annuity) sales is reflective of the current interest rate environment. KILICO's longer-term strategy is to direct its sales efforts toward separate account (variable annuity) products, which increase administrative fees earned and pose minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds. Despite this strategy, separate account sales declined in 1996, compared with 1995, due to competitive conditions in certain distribution channels. KILICO believes that the increase in its financial strength and performance ratings in January 1996, together with KILICO's association with Zurich and the addition of new separate account investment fund options will assist in KILICO's future sales efforts.

Included in fees and other income are administrative fees received from KILICO's separate account products of $5.9 million in the first quarter of 1996, compared with $5.1 million in the first quarter of 1995. Administrative fee revenue increased due to growth in average separate account assets. Other income also included surrender charge revenue of $1.4 million in the first quarter of 1996, compared with $2.7 million in the first quarter of 1995. The decrease in surrender charge revenue reflects a significant reduction in total general account and separate account policyholder surrenders and withdrawals in the first quarter of 1996, compared with the first quarter of 1995.

Policyholder surrenders and withdrawals
(in millions)
                                                 Three Months Ended
                                                     March 31
                                                --------------------
                                                 1996          1995
                                                ------        ------
General account                                 $151.8        $254.2
Separate account                                  46.5          56.3
                                                ------        ------
     Total                                      $198.3        $310.5
                                                ======        ======

KILICO increased crediting rates in early 1995 in order to reduce the level of future withdrawals. KILICO expects that the level of future surrender and withdrawal activity, compared with such activity experienced in the first quarter of 1996, could be adversely affected by the rising interest rates experienced in the first quarter of 1996. However, KILICO believes that Zurich's majority ownership and upgrades in KILICO's ratings in January 1996 will help to mitigate the effects of such rising interest rates on policyholder surrenders and withdrawals.

The difference between the cost of acquiring KILICO and the net fair market value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. The amortization of goodwill negatively impacted expenses by $2.5 million in the first quarter of 1996, compared with the first quarter of 1995. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

Operating earnings were favorably impacted by the net deferral of insurance acquisition costs and the amortization of the value of business acquired in the first quarter of 1996, compared with the net amortization of deferred insurance acquisition costs in the first quarter of 1995. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. The value of business acquired reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the value of business acquired is based on an interest rate equal to the liability or contract rate on the value of the business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The net amortization of deferred insurance acquisition costs in the first quarter of 1995 was adversely affected by the level of policyholder surrenders and withdrawals and increasing renewal crediting rates in the first quarter of 1995.

KILICO has taken many steps in the last several years to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, sales of certain real estate-related investments to affiliated non-life realty companies, third-party sales and refinancing of certain mortgage and other real estate loans, capital contributions and annuity reinsurance transactions with an affiliated mutual life insurance company.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, the interest rate environment, liability durations and changes in market and business conditions. In addition, as previously discussed, KILICO's current strategy is to continue to reduce its overall exposure to real estate-related investments.

Invested assets and cash
(in millions)


                                          March 31, 1996   January 4, 1996
                                          --------------   ---------------
Cash and short-term investments           $  143    3.1%   $  398     8.4%
Fixed maturities:
Investment grade:
  NAIC <F1> Class 1                        3,386   72.6     3,096    65.3
  NAIC <F2> Class 2                          457    9.8       570    12.0
Below investment grade:
  Performing                                  78    1.7        78     1.6
  Nonperforming                                4     .1         5      .1
Joint venture mortgage loans                 105    2.3       110     2.3
Third-party mortgage loans                   130    2.8       144     3.0
Other real estate-related investments         54    1.2        34      .7
Policy loans                                 290    6.2       289     6.1
Other                                         16     .2        17      .5
                                           -----  -----     -----   -----
  Total                                   $4,663  100.0%   $4,741   100.0%
                                          ======  =====    ======   =====

<F1>  National Association of Insurance Commissioners ("NAIC").
      --  Class 1 = A- and above
      --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation, on fixed maturities at March 31, 1996 was $93.6 million. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1996, investment-grade fixed maturities and cash and short-term investments accounted for 85.5 percent of KILICO's invested assets and cash, compared with 85.7 percent at January 4, 1996.

Approximately 41.7 percent of KILICO's investment-grade fixed maturities at March 31, 1996 were mortgage-backed securities, down from 45.7 percent at January 4, 1996. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At March 31, 1996, KILICO had unamortized premiums of $35.5 million related to mortgage-backed securities. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in reductions to future investment income similar to those reductions experienced by KILICO in the first quarter of 1996.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 11 issuers at March 31, 1996, totaled 1.8 percent of cash and invested assets at March 31, 1996, compared with 1.7 percent of cash and invested assets at January 4, 1996.

Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers.

Real estate-related investments

The $289 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 6.2 percent of cash and invested assets at March 31, 1996, compared with $288 million, or 6.1 percent, at January 4, 1996.

Summary of real estate-related investments
(in millions)
                                                   March 31      January 4
                                                     1996          1996
                                                   --------      ---------
Real estate-related investments:
  Joint venture mortgage loans                      $ 105          $ 110
  Third-party mortgage loans                          130            144
  Other real estate-related investments                54             34
                                                    -----          -----
Total real estate-related investments               $ 289          $ 288
                                                    =====          =====

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $213.0 million at March 31, 1996. This amount represented a net decrease of $35.2 million since January 4, 1996, primarily due to sales and fundings in 1996. As of March 31, 1996, KILICO expects to fund approximately $36.9 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

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

Excluding the $14.3 million of real estate owned and $21.4 million of net equity investments in joint ventures, KILICO's real estate loans totaled $253.7 million at March 31, 1996. Of this amount, $249.6 million are on accrual status with a weighted average interest rate of approximately 8.5 percent. Of these accrual loans, 25.5 percent have terms requiring current periodic payments of their full contractual interest, 48.4 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 26.1 percent defer all interest to maturity.

The equity investments in real estate at March 31, 1996 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

Real estate portfolio
(in millions)
                                     Mortgage Loans
                                     --------------
                                     Joint   Third-
                                     Venture  Party
                                     ------- ------
Balance at January 4, 1996          $ 110.2 $ 144.5
Additions (deductions):
Fundings                                2.2      .6
Interest added to principal             2.1     1.6
Sales/paydowns/distributions           (7.0)  (16.2)
Purchases from KFC Portfolio
  Corp.                                  -       -
Realized investments losses             (.8)     -
Other transactions, net                (2.0)    (.2)
                                    ------- -------
Balance at March 31, 1996           $ 104.7 $ 130.3
                                    ======= =======


                                   Other Real Estate-Related Investments
                               --------------------------------------------
                               Other       Real Estate    Equity
                               Loans <F2>     Owned     Investments   Total
                               ----------  -----------  -----------   -----
Balance at January 4, 1996      $  22.3      $   .5       $  11.4    $288.9 <F1>
Additions (deductions) :
Fundings                             -         14.7            -       17.5
Interest added to principal          -           -             -        3.7
Sales/paydowns/distributions       (9.4)        (.5)           -      (33.1)
Purchases from KFC Portfolio
  Corp.                            12.2          -            6.3      18.5
Realized investment losses         (3.2)         -            3.7       (.3)
Other transactions, net            (3.2)        (.4)           -       (5.8)
                               ----------  -----------  -----------   -----
Balance at March 31, 1996       $  18.7      $ 14.3       $  21.4    $289.4 <F3>

<F1>  Excludes $5.6 million of real estate-related accrued interest.
<F2>  The other real estate loans were notes receivable evidencing financing, primarily to joint ventures, and were issued to KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.
<F3>  Excludes $6.8 million of real estate-related accrued interest.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of      Distribution by property type
       March 31, 1996                  as of March 31, 1996

   California    34.8 %               Hotel           35.9 %
   Illinois      13.4                 Land            24.7
   Hawaii        10.6                 Office          20.7
   Texas         10.4                 Residential      8.5
   Oregon         7.3                 Retail           4.7
   Colorado       6.9                 Industrial       1.0
   Washington     6.4                 Other            4.5
   Florida        5.0                                 ----
   Ohio           3.0                     Total      100.0%
   Other <F1>     2.2                                =====
                 ----
    Total       100.0%
                =====
_____________

<F1> No other single location exceeded 2.0 percent

Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Portions of California's and Hawaii's real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

Undeveloped land represented approximately 24.7 percent of KILICO's real estate portfolio at March 31, 1996. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. The values of certain development projects have been written down as of January 4, 1996 and December 31, 1995, reflecting changes in plans in connection with the Zurich-led acquisition of Kemper. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At March 31, 1996, loans to and investments in joint ventures in which Patrick
M. Nesbitt or his affiliates ("Nesbitt") have an interest constituted approximately $101.6 million, or 35.2 percent of KILICO's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At March 31, 1996, KILICO did not have any Nesbitt-related off-balance sheet legal funding commitments outstanding.

At March 31, 1996, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $80.8 million, or 28.0 percent, of KILICO's real estate portfolio. KILICO's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent as of December 31, 1995. At March 31, 1996, MLP-related commitments accounted for approximately $6.6 million of KILICO's off-balance-sheet legal commitments, which KILICO expects to fund.

At March 31, 1996, KILICO loans to and investment in projects with the Prime Group, Inc. or its affiliates totaled approximately $7.2 million, or 2.5 percent, of KILICO's real estate portfolio. Prime Group-related commitments accounted for $162.6 million of the off-balance sheet legal commitments at March 31, 1996, of which KILICO expects to fund $15.0 million.

Provisions for real estate-related losses

KILICO establishes real estate reserves when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan", indicate a likelihood of loss. As of January 4, 1996 and December 31, 1995, reflecting KILICO's change in strategy with respect to its real estate portfolio, and the disposition thereof, real estate-related investments were valued using an estimate of the investments observable market price, net of estimated costs to sell.

Real estate outlook

KILICO's investment in real estate-related investments is expected to decline further through future sales. Although the real estate-related investments have been valued using an estimate of the investments observable market price, net of estimated costs to sell, KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change.

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)

                                                   March 31      January 4
                                                     1996          1996
                                                   --------      ---------
Potential problem loans <F1>                        $  6.0        $ 17.9
Past due loans <F2>                                    3.0            --
Nonaccrual loans <F3>                                  4.1           3.5
Restructured loans (currently performing) <F4>          --            .2
Real estate owned                                     14.3            .5
                                                    ------        ------
 Total                                              $ 27.4        $ 22.1
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

KILICO continues to devote significant attention to its real estate portfolio, enhancing monitoring of the portfolio and formulating specific action plans addressing nonperforming and potential problem loans. KILICO is continuing to analyze various potential transactions designed to further reduce both its joint venture operating losses and the amount of its real estate-related investments. Specific types of transactions under consideration (and previously utilized) include loan sales, property sales and mortgage refinancings. However, there can be no assurance that such efforts will result in continued improvements in the performance of KILICO's real estate portfolio.

Net investment income

KILICO's pre-tax net investment income totaled $72.3 million in the first quarter of 1996, compared with $90.2 million in the first quarter of 1995. Included in pre-tax net investment income is KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                                 Three Months Ended
                                                     March 31
                                                 ------------------
                                                   1996       1995
                                                   ----       ----
Fixed maturities                                  $  .6      $  --
Real estate-related investments                      .1        5.2
                                                  -----      -----
Total                                             $  .7      $ 5.2
                                                  =====      =====
Basis points                                          6         42
                                                  =====      =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results. Based on the level of nonaccrual real estate-related investments at March 31, 1996, KILICO estimates foregone investment income in 1996 will decrease compared with the 1995 level.

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

Realized investment results

Reflected in net income are after-tax realized investment losses of $.8 million and $.9 million for the first quarters of 1996 and 1995, respectively.

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

A valuation allowance is established in accordance with SFAS 109 "Accounting for Income Taxes" and is evaluated as of each reported period end to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized.

Interest rates

The rising interest rate environment in the first quarter of 1996 will contribute to an increase in future net investment income as well as to both realized and unrealized fixed maturity investment losses in 1996. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of March 31, 1996, however, were no longer subject to significant surrender fees.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, other operating revenue and cash provided from maturing or sold investments. (See the "Policyholder surrenders and withdrawals" table and related discussion and "INVESTMENTS" above.)

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

Following the January 4, 1996, change in control, certain of KILICO's financial strength ratings and claims-paying ability ratings were upgraded. KILICO's ratings are as follows:

                                             Current Rating      Prior Rating
                                            ----------------   ----------------
     A.M. Best Company.....................  A   (Excellent)   A-   (Excellent)
     Moody's Investor Service..............  Aa3 (Excellent)   Baa1 (Adequate)
     Duff & Phelps Credit Rating Co........  AA  (Very High)   A+   (High)
     Standard & Poor's.....................  Aq  (Good)        Aq   (Good)



Stockholder's equity

Stockholder's equity totaled $646.1 million at March 31, 1996, compared with $733.2 million at January 4, 1996. The 1996 decrease in stockholder's equity was primarily due to a $90.5 million decrease related to the change in the unrealized loss position of KILICO's fixed maturity investment portfolio offset by net income of $3.4 million.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)  EXHIBIT INDEX.

                 Exhibit No.
                 -----------
                 27 Financial Data Schedule

            (b)  REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the three months ended March 31, 1996.

                    Kemper Investors Life Insurance Company
                                  FORM 10-Q
                  For the fiscal period ended March 31, 1996
                  ------------------------------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Kemper Investors Life Insurance Company
                                (Registrant)


       Date:     May 14, 1996      By:/s/JOHN B. SCOTT
                                      ----------------
                                   John B. Scott
                                   President, Chief Executive Officer and
                                   Director

       Date:     May 14, 1996      By:/s/FREDERICK L. BLACKMON
                                      ------------------------
                                   Frederick L. Blackmon
                                   Sr. Vice President and
                                   Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FIRST QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]                                 1,000

[PERIOD-TYPE]                                3-MOS.
[FISCAL-YEAR-END]                                                DEC-31-1996
[PERIOD-START]                                                   JAN-05-1996
[PERIOD-END]                                                     MAR-31-1996
[DEBT-HELD-FOR-SALE]                                               3,924,921
[DEBT-CARRYING-VALUE]                                              3,924,921
[DEBT-MARKET-VALUE]                                                3,924,921
[EQUITIES]                                                                 0
<MORTGAGES>                                                          235,068
[REAL-ESTATE]                                                         54,345
[TOTAL-INVEST]                                                     4,660,714
[CASH]                                                                 2,236
[RECOVER-REINSURE]                                                   489,946
[DEFERRED-ACQUISITION]                                                 5,032
[TOTAL-ASSETS]                                                     7,601,716
[POLICY-LOSSES]                                                    4,527,109
[UNEARNED-PREMIUMS]                                                        0
[POLICY-OTHER]                                                             0
<POLICY-HOLDER-FUNDS)                                                      0
[NOTES-PAYABLE]                                                            0
[COMMON]                                                               2,500
[PREFERRED-MANDATORY]                                                      0
[PREFERRED]                                                                0
[OTHER-SE]                                                           643,640
[TOTAL-LIABILITY-AND-EQUITY]                                       7,601,716
[PREMIUMS]                                                                 0
[INVESTMENT-INCOME]                                                   72,302
[INVESTMENT-GAINS]                                                   (1,248)
[OTHER-INCOME]                                                         8,158
[BENEFITS]                                                            58,296
[UNDERWRITING-AMORTIZATION]                                            4,316
[UNDERWRITING-OTHER]                                                       0
[INCOME-PRETAX]                                                        6,954
<INCOME-TAX)                                                           3,513
[INCOME-CONTINUING]                                                    3,441
<DISCOUNTED>                                                               0
[EXTRAORDINARY]                                                            0
[CHANGES]                                                                  0
[NET-INCOME]                                                           3,441
[EPS-PRIMARY]                                                              0
[EPS-DILUTED]                                                              0
[RESERVE-OPEN]                                                             0
[PROVISION-CURRENT]                                                        0
[PROVISION-PRIOR]                                                          0
[PAYMENTS-CURRENT]                                                         0
[PAYMENTS-PRIOR]                                                           0
[RESERVE-CLOSE]                                                            0
[CUMULATIVE-DEFICIENCY]                                                    0