Form 10-Q
period 1996-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1996-08-08
CIK 351754

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

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

As of August 1, 1996, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

     * Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                                FORM 10-Q



PART I.   FINANCIAL STATEMENTS                         PAGE NO.



     Consolidated Balance Sheet -
          June 30, 1996 and January 4, 1996.......................3


     Consolidated Statement of Operations -
          Six months and three months ended
          June 30, 1996 and 1995..................................4


     Consolidated Statement of Cash Flows -
          Six months ended June 30, 1996 and 1995.................5


     Notes to Consolidated Financial Statements...................6


     Management's Discussion and Analysis
          Results of Operations...................................8
          Investments............................................11
          Liquidity and Capital Resources........................17



PART II.  OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K....................18


     Signatures...................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                                   June 30   January 4
                                                    1996       1996
                                                  ---------  ---------
ASSETS
Investments
  Fixed maturities, available for sale,
  at market (cost: June 30, 1996, $4,017,595;
  January 4, 1996, $3,749,323)                  $3,881,505  $3,749,323
Short-term investments                             125,160     372,515
Joint venture mortgage loans                       105,946     110,194
Third-party mortgage loans                         130,782     144,450
Other real estate-related investments               50,067      34,296
Policy loans                                       290,029     289,390
Other invested assets                               17,319      15,154
                                                ----------  ----------
  Total investments                              4,600,808   4,715,322

Cash                                                 2,280      25,811
Accrued investment income                          113,380     104,402
Reinsurance recoverable                            472,665     502,836
Goodwill                                           240,260     245,165
Value of business acquired                         189,223     190,222
Federal income tax recoverable                           -     112,646
Deferred insurance acquisition costs                12,675           -
Other assets and receivables                         4,033      11,440
Assets held in separate accounts                 1,906,098   1,761,110
                                                ----------  ----------
  Total assets                                  $7,541,422  $7,668,954
                                                ==========  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits                          $4,428,460  $4,585,148
Ceded future policy benefits                       472,665     502,836
Other accounts payable and liabilities              66,235      34,565
Deferred income taxes                               54,185      52,051
Liabilities related to separate accounts         1,906,098   1,761,110
                                                ----------  ----------
  Total liabilities                              6,927,643   6,935,710
                                                ----------  ----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
  300,000 shares; outstanding 250,000 shares         2,500       2,500
Additional paid-in capital                         730,744     730,744
Net unrealized loss on investments               (131,563)           -
Retained earnings                                   12,098           -
                                                ----------  ----------
  Total stockholder's equity                       613,779     733,244
                                                ----------  ----------
  Total liabilities and stockholder's equity    $7,541,422  $7,668,954
                                                ==========  ==========

See accompanying notes to consolidated financial statements


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)


                                             Six Months Ended   Three Months ended
                                                 June 30             June 30
                                            ------------------ --------------------
                                              1996      1995      1996      1995
                                              ----      ----      ----      ----
REVENUE
Net investment income                       $146,949  $179,141  $74,647   $88,978
Realized investment losses                    (3,687)  (46,685)  (2,439)  (45,309)
Fees and other income                         17,686    17,460    9,528     8,522
                                             -------   -------  -------   -------
  Total revenue                              160,948   149,916   81,736    52,191
                                             -------   -------  -------   -------

BENEFITS AND EXPENSES
Benefits and interest credited to
 policyholders                               115,631   123,202   57,335    61,777
Commissions, taxes, licenses and fees         13,354    14,013    6,486     8,202
Operating expenses                            10,360     9,701    4,920     4,839
Amortization of value of business acquired     7,021         -    2,787         -
Amortization of goodwill                       4,903         -    2,451         -
Deferral of insurance acquisition costs      (13,262)  (20,210)  (8,148)  (10,726)
Amortization of insurance acquisition costs      928    22,007      846     9,208
                                             -------   -------  -------   -------
  Total benefits and expenses                138,935   148,713   66,677    73,300
                                             -------   -------  -------   -------

Income (loss) before income tax expense
  (benefit)                                   22,013     1,203   15,059   (21,109)
                                             -------   -------  -------   -------

Income tax expense (benefit)
  Current                                     13,381    (9,993)   9,124   (13,855)
  Deferred                                    (3,466)    9,963   (2,722)    6,446
                                             -------   -------  -------   -------
Total income tax expense (benefit)             9,915       (30)   6,402    (7,409)
                                             -------   -------  -------   -------

Net income (loss)                           $ 12,098   $ 1,233  $ 8,657  $(13,700)
                                             =======   =======  =======   =======



See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

                                                              Six Months Ended
                                                                    June 30
                                                             -------------------
                                                               1996       1995
                                                              ------     ------
Cash flows from operating activities
  Net income                                                 $12,098     $1,233
  Reconcilement of net income to net cash provided:
   Realized investment losses                                  3,687     46,685
   Interest credited and other charges                       112,501    119,761
   Amortization of value of business acquired                  7,021          -
   Amortization of goodwill                                    4,903          -
   Deferred insurance acquisition costs                      (12,334)     1,797
   Amortization of discount and premium on investments        16,633      2,086
   Deferred income taxes                                         (93)     9,913
   Federal income taxes recoverable                          112,646    (19,565)
   Other, net                                                   (873)   (13,763)
                                                             -------    -------
   Net cash flow provided from operating activities          256,189    148,147
                                                             -------    -------

Cash flows from investing activities
  Cash from investments sold or matured:
   Fixed maturities held to maturity                         123,660     71,888
   Fixed maturities sold prior to maturity                   229,455    161,453
   Mortgage loans, policy loans and other invested assets     84,107    193,475
  Cost of investments purchased or loans origninated:
   Fixed maturities                                         (643,531)   (99,918)
   Mortgage loans, policy loans and other invested assets    (74,834)  (190,341)
  Short-term investments, net                                247,355     17,004
  Net change in receivable and payable for securities
   transactions                                                  870       (548)
  Net change in other assets                                     121      1,608
                                                             -------    -------
   Net cash provided by (used in) investing activities       (32,797)   154,621
                                                             -------    -------
Cash flows from financing activities
  Policyholder account balances:
   Deposits                                                   85,251    125,131
   Withdrawals                                              (354,440)  (441,630)
   Other                                                      22,266     (8,465)
                                                             -------    -------
   Net cash used in financing activities                    (246,923)  (324,964)
                                                             -------    -------
  Net decrease in cash                                       (23,531)   (22,196)
Cash at the beginning of period                               25,811     23,189
                                                             -------    -------
Cash at the end of the period                                 $2,280      $ 993
                                                             =======    =======



See accompaning notes to consolidated financial statements.


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

    On January 4, 1996, an investor group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of the change in control, Zurich and Insurance Partners own 80 percent and 20 percent, respectively, of Kemper and therefore KILICO.

    The consolidated financial statements of KILICO prior to January 4, 1996, were prepared on a historical cost basis in accordance with generally accepted accounting principles ("GAAP"). In conjunction with the acquisition, GAAP requires that the accompanying consolidated financial statements of KILICO as of January 4, 1996 (the acquisition date) and as of and for the six months ended June 30, 1996, be prepared in conformity with purchase accounting.

    Under purchase accounting KILICO's assets and liabilities have been marked to their relative fair market values as of the acquisition date. The difference between the cost of acquiring KILICO and the net fair market values of KILICO's assets and liabilities as of the acquisition date has been recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

    Purchase accounting adjustments primarily affected the recorded historical values of fixed maturities, mortgage loans, other invested assets, deferred insurance acquisition costs, future policy benefits and deferred income taxes.

    Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced by the value of business acquired.

    The value of business acquired reflects the estimated fair value of KILICO's life insurance bus iness in force and represents the portion of the cost to acquire KILICO that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the present value of the actuarially determined projected cash flows for the acquired policies.

    A 15 percent discount rate was used to determine such value as the rate of return required by Zurich and Insurance Partners to invest i n the business being acquired. In selecting the rate of return used to value the policies purchased , KILICO considered the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows, the cost of capital available to fund the acquisition, the perceived likelihood of changes in insurance regulations and tax laws, the complexity of KILICO's business, and the prices paid (i.e., discount rates used in determining other life insurance company valuations) on similar blocks of business sold in recent periods.

    The value of the business acquired is amortized using current assumptions based on an interest rate equal to the liability or contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years in the five year period ended December 31, 2000 are as follows:

    (in thousands)

                                                                     Projected
    Year ended       Beginning                   Accretion of          ending
    December 31       balance    Amortization      interest           balance
    -----------      ---------   ------------    ------------        ----------
    1996            $  190,222    $  (25,551)      $  8,769           $ 173,440
    1997               173,440       (28,208)         8,171             153,403
    1998               153,403       (27,438)         7,163             133,128
    1999               133,128       (25,390)         6,176             113,914
    2000               113,914       (22,279)         5,270              96,905


    The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in KILICO's net income but rather are recorded as a credit or charge to stockholder's equity, net of income tax. As of June 30, 1996, this adjustment increased the value of business acquired and stockholder's equity by approximately $6.0 million and $3.9 million, respectively.

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

KILICO's financial statement results as of January 4, 1996, and as of and for the six months ended June 30, 1996, have been adjusted to reflect the effects of such purchase accounting adjustments. KILICO's financial statement results for the six months ended June 30, 1995 have been prepared on a historical cost basis and do not reflect such purchase accounting adjustments.


RESULTS OF OPERATIONS

KILICO recorded net income of $12.1 million in the first half of 1996, compared with net income of $1.2 million in the first half of 1995. The increase in net income in 1996, compared with 1995, was primarily related to a decrease in realized investment losses offset by purchase accounting adjustments.

The following table reflects the components of net income:

Net income:
(in millions)
                                                         Six months ended
                                                              June 30
                                                        ------------------
                                                         1996        1995
                                                         ----        ----
Operating earnings                                      $14.5       $31.5
Net realized investment losses                           (2.4)      (30.3)
                                                        -----       -----
Net income                                              $12.1       $ 1.2
                                                        =====       =====


The following table reflects the major components of realized investment results included in net income. (See "INVESTMENTS" below.)

Realized investment results
(in millions)
                                          Six months ended   Three months ended
                                               June 30             June 30
                                         ------------------  ------------------
                                           1996      1995      1996      1995
                                           ----      ----      ----      ----
Real estate-related gains (losses)        $  .6    $(53.4)    $  .9    $(53.4)
Fixed maturity write-downs                 (1.1)        -      (1.1)        -
Other gains (losses), net                  (3.2)      6.7      (2.3)      8.1
                                          -----     -----     -----     -----
Realized investment losses                 (3.7)    (46.7)     (2.5)    (45.3)
Income tax benefit                         (1.3)    (16.4)     ( .9)    (15.9)
                                          -----     -----     -----     -----
Net realized investment losses            $(2.4)   $(30.3)    $(1.6)   $(29.4)
                                          =====     =====     =====     =====


Other realized investment gains and losses for the first half of both 1996 and 1995 relate primarily to the sale of fixed maturity investments.

Operating earnings (net income excluding realized investment results) declined to $14.5 million in the first half of 1996, compared with $31.5 million in the first half of 1995, primarily due to purchase accounting adjustments in the first half of 1996 which negatively impacted spread revenue which also increased expenses. These reductions were partially offset by purchase accounting adjustments which favorably impacted the net deferral of deferred insurance acquisition costs.

Investment income was negatively impacted in the first half of 1996, compared with the first half of 1995, primarily reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the market value of KILICO's fixed maturity investments as of January 4, 1996 became KILICO's new cost basis in such investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $105.3 million greater than original par. The amortization of such premiums reduced investment income by approximately $13.9 million in the first half of 1996, compared with the first half of 1995.

Investment income was also negatively impacted during the first half of 1996, compared with the first half of 1995, by a higher level of cash and short-term investments held in the first quarter of 1996. The increase in cash and short-term investments in the first quarter of 1996 was caused in part by the cash proceeds received from bulk sales of real estate-related investments in late December 1995. The reduction in real estate-related investments reflects KILICO's current strategy to continue to reduce its investments in, and overall exposure to, real estate-related investments. Investment income in the first half of 1996, compared with the same period in 1995, was also negatively impacted by approximately $1.2 million related to higher investment expenses associated with the management of KILICO's remaining real estate portfolio.

Sales
(in millions)
                                   Six months ended    Three months ended
                                       June 30              June 30
                                   ----------------    ------------------
                                     1996    1995        1996      1995
                                     ----    ----        ----      ----
Annuities:
  General account                  $ 84.8  $125.1      $ 32.7    $ 74.3
  Separate account                  105.5    86.7        62.9      38.3
                                    -----   -----       -----     -----
  Total annuities                   190.3   211.8        95.6     112.6
Life insurance and other               .5       -          .4         -
                                    -----   -----       -----     -----
  Total sales                      $190.8  $211.8      $ 96.0    $112.6
                                    =====   =====       =====     =====


Sales of annuity products consist of total deposits received. The decrease in 1996 general account (fixed annuity) sales is reflective of the current interest rate environment. The increase in variable sales in 1996, compared with 1995, was in part due to increases in KILICO's financial strength and performance ratings in January 1996, KILICO's association with Zurich, the addition of new separate account investment fund options and the addition of new investment fund managers. Sales of variable annuities not only increase administrative fees earned but they also pose a minimal investment risk for KILICO as policyholders invest in one or more of several underlying investment funds.

Included in fees and other income are administrative fees received from KILICO's separate account products of $12.1 million in the first half of 1996, compared with $10.5 million in the first half 1995. Administrative fee revenue increased due to growth in average separate account assets. Other income also included surrender charge revenue of $2.9 million in the first half of 1996, compared with

$4.8 million in the first half of 1995. The decrease in surrender charge revenue reflects a significant reduction in total general account and separate account policyholder surrenders and withdrawals in the first half of 1996, compared with the first half of 1995.


Policyholder surrenders and withdrawals
(in millions)
                                 Six months ended           Three months ended
                                     June 30                     June 30
                                ------------------          ------------------
                                  1996      1995              1996      1995
                                  ----      ----              ----      ----
General account                 $324.1    $463.0            $172.3    $208.8
Separate account                  91.3     110.4              44.8      54.1
                                ------    ------            ------     -----
Total                           $415.4    $573.4            $217.1    $262.9
                                ======    ======            ======    ======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

KILICO increased crediting rates in early 1995 in order to reduce the level of future withdrawals. KILICO expects that the level of future surrender and withdrawal activity, compared with such activity experienced in the first half of 1996, could be adversely affected by the rising interest rates experienced in the first half of 1996. However, KILICO believes that Zurich's majority ownership and upgrades in KILICO's ratings in January 1996 will help to mitigate the effects of such rising interest rates on policyholder surrenders and withdrawals.

The difference between the cost of acquiring KILICO and the net fair market value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. The amortization of goodwill negatively impacted expenses by $4.9 million in the first half of 1996, compared with the first half of 1995. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

Operating earnings were favorably impacted by the net deferral of insurance acquisition costs and the amortization of the value of business acquired in the first half of 1996, compared with the net amortization of deferred insurance acquisition costs in the first half of 1995. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. The value of business acquired reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the value of business acquired is based on an interest rate equal to the liability or contract rate on the value of the business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The net amortization of deferred insurance acquisition costs in the first half of 1995 was adversely affected by the level of policyholder surrenders and withdrawals and increasing renewal crediting rates in the first half of 1995 as both were expected to decrease KILICO's projected future estimated gross profits.

KILICO has taken many steps in the last several years to improve its earnings, financial strength and competitive marketing position. These steps included adjustments in crediting rates, reductions of operating expenses, reductions of below investment-grade securities, a strategy not to embark on new real estate projects, sales and refinancing of mortgage and other real estate loans and capital contributions.

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


Invested assets and cash
(in millions)
                                          June 30, 1996      January 4, 1996
                                        -----------------  -------------------
Cash and short-term investments          $  127     2.8%    $  398       8.4%
Fixed maturities:
  Investment Grade
     NAIC <F1> Class 1                    3,351    72.8      3,096      65.3
     NAIC <F1> Class 2                      450     9.8        570      12.0
  Below investment grade:
     Performing                              77     1.7         78       1.6
     Nonperforming                            4      .1          5        .1
Joint venture mortgage loans                106     2.3        110       2.3
Third-party mortgage loans                  131     2.8        145       3.1
Other real estate-related investments        50     1.1         34        .7
Policy loans                                290     6.3        289       6.1
Other                                        17      .3         16        .4
                                          -----   -----      -----     -----
     Total                               $4,603   100.0%    $4,741     100.0%
                                          =====   =====      =====     =====

<F1>  National Association of Insurance Commissioners ("NAIC").
      --  Class 1 = A- and above
      --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation, on fixed maturities at June 30, 1996 was $136.1 million. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 1996, investment-grade fixed maturities and cash and short-term investments accounted for 85.4 percent of KILICO's invested assets and cash, compared with 85.7 percent at January 4, 1996.

Approximately 39.9 percent of KILICO's investment-grade fixed maturities at June 30, 1996 were mortgage-backed securities, down from 45.7 percent at January 4, 1996. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its percentage holding of such investments over time.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At June 30, 1996, KILICO had unamortized premiums and discounts of $32.5 million and $5.3 million, respectively, related to mortgage-backed securities. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in reductions to future investment income similar to those reductions experienced by KILICO in the first half of 1996.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 11 issuers at June 30, 1996, totaled 1.8 percent of cash and invested assets at June 30, 1996, compared with 1.7 percent of cash and invested assets at January 4, 1996. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers.

Real estate-related investments

The $287 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 6.2 percent of cash and invested assets at June 30, 1996, compared with $289 million, or 6.1 percent, at January 4, 1996.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $215.7 million at June 30, 1996. This amount represented a net decrease of $32.5 million since January 4, 1996, primarily due to sales and fundings in 1996. As of June 30, 1996, KILICO expects to fund approximately $37.9 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. As a result of the continued weakness in real estate markets and fairly restrictive lending practices by other lenders in this environment, KILICO anticipates that as certain mortgages mature they could be rolled over, restructured or foreclosed if not earlier disposed of.

Excluding the $11.6 million of real estate owned and $21.5 million of net equity investments in joint ventures, KILICO's real estate loans totaled $253.7 million at June 30, 1996. Of this amount, $249.2 million are on accrual status with a weighted average interest rate of approximately 8.6 percent. Of these accrual loans, 25.3 percent have terms requiring current periodic payments of their full contractual interest, 48.2 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 26.5 percent defer all interest to maturity.

The equity investments in real estate at June 30, 1996 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

Real estate portfolio
(in millions)
                                         Mortgage loans
                                      --------------------
                                        Joint     Third-
                                       venture    party
                                       -------    -----
Balance at January 4, 1996             $ 110.2   $ 144.5
Additions (deductions):
Fundings                                   6.1       1.1
Interest added to principal                2.2       2.2
Sales/paydowns/distributions              (9.5)    (17.0)
Operating gain                               -         -
Purchases from KFC Portfolio Corp.           -         -
Realized investments losses                (.9)       .2
Other transactions, net                   (2.2)      (.2)
                                         -----     -----
Balance at June 30, 1996               $ 105.9   $ 130.8
                                         =====     =====

<CAPTION
                                        Other real estate-related investments
                                   -----------------------------------------------
                                   Other        Real estate     Equity
                                   loans <F2>      owned      investments    Total
                                   ----------   -----------   -----------    -----
Balance at January 4, 1996          $  22.3       $   .5        $  11.4    $ 288.9 <F1>
Additions (deductions):
Fundings                                  -         14.9              -       22.1
Interest added to principal               -            -              -        4.4
Sales/paydowns/distributions           (9.4)        (6.2)           (.7)     (42.8)
Operating gain                            -            -             .9         .9
Purchases from KFC Portfolio Corp.     12.2            -            6.3       18.5
Realized investments losses            (4.8)         2.5            3.6         .6
Other transactions, net                (3.3)         (.1)             -       (5.8)
                                    -------       ------        -------    -------
Balance at June 30, 1996            $  17.0       $ 11.6        $  21.5    $ 286.8 <F3>
                                    =======       ======        =======    =======


<F1>   Excludes $5.6 million of real estate-related accrued interest.
<F2>   The other real estate loans were notes receivable evidencing financing, primarily to joint ventures, and were issued to KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.
<F3>   Excludes $8.6 million of real estate-related accrued interest.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of      Distribution by property type as of
June 30, 1996.                     June 30, 1996.

  California 34.7  %               Hotel               36.3  %
  Illinois   13.4                  Land                24.6
  Hawaii     10.8                  Office              20.9
  Texas      10.6                  Residential          8.5
  Oregon      7.4                  Retail               4.7
  Colorado    6.9                  Industrial            .9
  Washington  6.4                  Other                4.1
  Florida     5.0                                      ----
  Ohio        3.1                  Total              100.0  %
  Other       1.7                                     =====
             ----
  Total     100.0  %
            =====


Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Portions of California's and Hawaii's real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois show some stabilization and improvement.

Undeveloped land represented approximately 24.6 percent of KILICO's real estate portfolio at June 30, 1996. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. The values of certain development projects have been written down as of January 4, 1996 and December 31, 1995, reflecting changes in plans in connection with the Zurich-led acquisition of Kemper. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At June 30, 1996, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt") have an interest constituted approximately $101.5 million, or 35.4 percent of KILICO's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At June 30, 1996, KILICO had $100 thousand of Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At June 30, 1996, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $82.2 million, or 28.7 percent, of KILICO's real estate portfolio. KILICO's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent as of December 31, 1995. At June 30, 1996, MLP-related commitments accounted for approximately $10.7 million of KILICO's off-balance-sheet legal commitments, which KILICO expects to fund.

At June 30, 1996, KILICO loans to and investment in projects with the Prime Group, Inc. or its affiliates totaled approximately $5.9 million, or 2.1 percent, of KILICO's real estate portfolio. Prime Group-related commitments accounted for $162.1 million of the off-balance-sheet legal commitments at June 30, 1996, of which KILICO expects to fund $12.8 million.

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

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                                June 30            January 4
                                                 1996                1996
                                               ---------          -----------
Potential problem loans <F1>                    $   5.7             $ 17.9
Past due loans <F2>                                 3.0                  -
Nonaccrual loans <F3>                               4.5                3.5
Restructured loans (currently performing) <F4>        -                 .2
Real estate owned                                  11.6                 .5
                                                 ------             ------
  Total                                         $  24.8             $ 22.1
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

Net investment income

KILICO's pre-tax net investment income totaled $146.9 million in the first half of 1996, compared with $179.1 million in the first half of 1995. Included in pre-tax net investment income is KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest income on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:


Foregone investment income
(dollars in millions)
                                               Six months ended
                                                   June 30
                                               ----------------
                                               1996        1995
                                               ----        ----
Fixed maturities                               $ .5        $  -
Real estate-related investments                  .2         9.9
                                               ----        ----
Total                                          $ .7        $9.9
                                               ====        ====
Basis points                                    5          40
                                               ====        ====


Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results. Based on the level of nonaccrual real estate-related investments at June 30, 1996, KILICO estimates foregone investment income in 1996 will decrease significantly compared with the 1995 level.

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

Realized investment results

Reflected in net income are after-tax realized investment losses of $2.4 million and $30.3 million for the first half of 1996 and 1995, respectively.

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

Interest rates

The rising interest rate environment in the first half of 1996 will contribute to an increase in future net investment income as well as to both realized and unrealized fixed maturity investment losses in 1996. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of June 30, 1996, however, were no longer subject to significant surrender fees.

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

Ratings reductions for Kemper or its subsidiaries and other financial events can also trigger obligations to fund certain real estate-related commitments to take out other lenders. In such event, those lenders can be expected to renegotiate their loan terms, although they are not contractually obligated to do so.

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating.

Following the January 4, 1996, change in control, certain of KILICO's financial strength ratings and claims-paying ability ratings were upgraded. KILICO's ratings are as follows:

                                              Current rating     Prior rating
                                             ----------------  ---------------
  A.M. Best Company.....................      A   (Excellent)   A- (Excellent)
  Moody's Investor Service..............      Aa3 (Excellent)   Baa1 (Adequate)
  Duff & Phelps Credit Rating Co........      AA  (Very High)   A+  (High)
  Standard & Poor's.....................      AA- (Excellent)   Aq  (Good)


Stockholder's equity

Stockholder's equity totaled $613.8 million at June 30, 1996, compared with $733.2 million at January 4, 1996. The 1996 decrease in stockholder's equity was primarily due to a $131.5 million decrease related to the change in the unrealized loss position of KILICO's fixed maturity investment portfolio offset by net income of $12.1 million.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBIT INDEX.

               Exhibit No.
               -----------
               27 Financial Data Schedule

          (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the three months ended June 30, 1996.

             Kemper Investors Life Insurance Company
                            FORM 10-Q
            For the fiscal period ended June 30, 1996
            -----------------------------------------

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Kemper Investors Life Insurance Company
                           (Registrant)


  Date:   August 8, 1996    By:/s/JOHN B. SCOTT
                               ----------------
                            John B. Scott
                            President, Chief Executive Officer and
                            Director

  Date:   August 8, 1996    By:/s/FREDERICK L. BLACKMON
                               ------------------------
                            Frederick L. Blackmon
                            Sr. Vice President and
                            Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE SECOND QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]                                                           1,000

[PERIOD-TYPE]                                                         6-MOS.
[FISCAL-YEAR-END]                                                DEC-31-1996
[PERIOD-START]                                                   JAN-05-1996
[PERIOD-END]                                                     JUN-30-1996
[DEBT-HELD-FOR-SALE]                                               3,881,505
[DEBT-CARRYING-VALUE]                                              3,881,505
[DEBT-MARKET-VALUE]                                                3,881,505
[EQUITIES]                                                                 0
<MORTGAGES>                                                          236,728
[REAL-ESTATE]                                                         50,067
[TOTAL-INVEST]                                                     4,600,808
[CASH]                                                                 2,280
[RECOVER-REINSURE]                                                   472,665
[DEFERRED-ACQUISITION]                                                12,675
[TOTAL-ASSETS]                                                     7,541,422
[POLICY-LOSSES]                                                    4,428,460
[UNEARNED-PREMIUMS]                                                        0
[POLICY-OTHER]                                                             0
<POLICY-HOLDER-FUNDS)                                                      0
[NOTES-PAYABLE]                                                            0
[COMMON]                                                               2,500
[PREFERRED-MANDATORY]                                                      0
[PREFERRED]                                                                0
[OTHER-SE]                                                           611,279
[TOTAL-LIABILITY-AND-EQUITY]                                       7,541,422
[PREMIUMS]                                                                 0
[INVESTMENT-INCOME]                                                  146,949
[INVESTMENT-GAINS]                                                    (3,687)
[OTHER-INCOME]                                                        17,686
[BENEFITS]                                                           115,631
[UNDERWRITING-AMORTIZATION]                                              928
[UNDERWRITING-OTHER]                                                       0
[INCOME-PRETAX]                                                       22,013
<INCOME-TAX)                                                           9,915
[INCOME-CONTINUING]                                                   12,098
<DISCOUNTED>                                                               0
[EXTRAORDINARY]                                                            0
[CHANGES]                                                                  0
[NET-INCOME]                                                          12,098
[EPS-PRIMARY]                                                              0
[EPS-DILUTED]                                                              0
[RESERVE-OPEN]                                                             0
[PROVISION-CURRENT]                                                        0
[PROVISION-PRIOR]                                                          0
[PAYMENTS-CURRENT]                                                         0
[PAYMENTS-PRIOR]                                                           0
[RESERVE-CLOSE]                                                            0
[CUMULATIVE-DEFICIENCY]                                                    0