Form 10-Q
period 1996-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1996-11-14
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   	Act of 1934. For the quarterly period ended September 30, 1996.

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

As of November 1, 1996, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

*	  Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                   KEMPER INVESTORS LIFE INSURANCE COMPANY
                                 FORM 10-Q



PART I.	      FINANCIAL STATEMENTS		                         				PAGE NO.



      Consolidated Balance Sheet -
         September 30, 1996 and January 4, 1996.......................3


      Consolidated Statement of Operations -
         Nine months and three months ended
         September 30, 1996 and 1995..................................4


      Consolidated Statement of Cash Flows -
         Nine months ended September 30, 1996 and 1995................5


      Notes to Consolidated Financial Statements......................6


      Management's Discussion and Analysis
         Results of Operations........................................8
         Investments.................................................11
         Liquidity and Capital Resources.............................17



PART II.	     OTHER INFORMATION


      ITEM 6.  Exhibits and Reports on Form 8-K......................18


      Signatures.....................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                           	     September 30	      January 4
                                                    	1996             1996
                                                	------------	      ---------
ASSETS

Investments
   Fixed maturities, available for sale, at
     market (cost: September 30, 1996,
     $3,857,936; January 4, 1996, $3,749,323)	    $3,738,887      	$3,749,323
   Short-term investments                           	177,811	         372,515
   Joint venture mortgage loans                     	112,776	         110,194
   Third-party mortgage loans                       	125,056         	144,450
   Other real estate-related investments             	67,060          	34,296
   Policy loans                                     	288,808         	289,390
   Other invested assets                             	22,407          	15,154
	                                                 ----------      	----------
   Total investments                              	4,532,805       	4,715,322

   Cash                                               	2,213           25,811
   Accrued investment income                        	114,198         	104,402
   Reinsurance recoverable                          	452,617          502,836
   Goodwill                                         	237,808         	245,165
   Value of business acquired                       	189,063         	190,222
   Federal income tax recoverable                         	-         	112,646
   Deferred insurance acquisition costs              	18,984               	-
   Other assets and receivables                      	23,472          	11,440
   Assets held in separate accounts                2,011,679       	1,761,110
	                                                 ----------      	----------
   Total assets                                  	$7,582,839      	$7,668,954
	                                                 ==========      	==========

LIABILITIES AND STOCKHOLDER'S EQUITY

   Future policy benefits	                        $4,338,654      	$4,585,148
   Ceded future policy benefits                     	452,617         	502,836
   Other accounts payable and liabilities            	75,213          	34,565
   Deferred income taxes                             	54,747          	52,051
   Liabilities related to separate accounts       	2,011,679       	1,761,110
	                                                 ----------	      ----------
   Total liabilities                              	6,932,910       	6,935,710
	                                                 ----------      	----------

   Commitments and contingent liabilities

   Stockholder's equity:
   Capital stock - $10 par value, authorized
     300,000 shares; outstanding 250,000 shares       	2,500	           2,500
   Additional paid-in capital                       	730,744         	730,744
   Net unrealized loss on investments	              (106,333)	              -
   Retained earnings                                 	23,018               	-
                                                 	----------      	----------
   Total stockholder's equity                        649,929         	733,244
                                                 	----------      	----------
   Total liabilities and stockholder's equity     $7,582,839       $7,668,954
                                                 	==========	      ==========

   See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)
                                         Nine Months Ended 	Three Months Ended
 			                                       September 30         September 30
                                     		  -----------------		------------------
 	                                        1996       1995    1996        1995
                                       	  ----       ----	   ----      	 ----
REVENUE
Net investment income	                   $223,019 $266,686  $ 76,070  $ 87,545
Realized capital gains (losses)	            9,831  (42,319)  	13,518     4,366
Fees and other income	                     26,314  	25,435     8,628    	7,975
	                                         ------- 	------- 	--------	 --------
   Total revenue                          259,164 	249,802	   98,216    99,886
                                          ------- 	------- 	--------	 --------

BENEFITS AND EXPENSES
Benefits and interest credited to
 policyholders                          	 173,143 	183,598   	57,512   	60,396
Commissions, taxes, licenses and fees     	20,173  	20,959	    6,819     6,946
Operating expenses                        	17,334  	15,404	    6,974     5,703
Amortization of value of business acquired	18,603       	-	   11,582	        -
Amortization of goodwill                   	7,355       	-	    2,452        	-
Deferral of insurance acquisition costs  	(20,793)	(30,494)  	(7,531) 	(10,284)
Amortization of insurance acquisition costs	3,025  	23,489     2,097    	1,482
                                         	------- 	-------	  -------  	-------
   Total benefits and expenses           	218,840 	212,956    79,905	   64,243
                                         	------- 	-------  	-------  	-------
Income before income tax expense          	40,324  	36,846	   18,311	   35,643
                                         	------- 	-------  	------- 	 -------
Income tax expense (benefit)
   Current                                	22,289  	(1,515)   	8,908    	8,478
   Deferred                                (4,983) 	13,416   	(1,517)   	3,453
	                                         ------- 	-------  	-------	  -------
   Total income tax expense               	17,306  	11,901    	7,391   	11,931
                                         	------- 	-------  	-------	  -------

Net income	                              $ 23,018	$ 24,945 	$ 10,920  $ 23,712
                                         	=======	 =======  	=======	  =======


See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)
                                                              Nine Months Ended
                                                               	 September 30
		                                                           -------------------
                                                           		  1996       1995
                                                           	  ------   	 ------
Cash flows from operating activities
   Net income	                                               $23,018   	$24,945
   Reconcilement of net income to net cash provided:
     Realized capital losses (gains)	                         (9,831)   	42,319
     Interest credited and other charges                   	 168,467   	177,290
     Amortization of value of business acquired             	 18,603        	 -
     Amortization of goodwill                                 	7,355      	   -
     Deferred insurance acquisition costs                   	(17,768)   	(7,005)
     Amortization of discount and premium on investments      21,451     	3,281
     Deferred income taxes	                                   (3,834)   	13,414
     Federal income taxes recoverable                        112,646   	(11,092)
     Other, net                                              	(8,956)	   (7,311)
                                                         	   -------   	-------
     Net cash flow provided from operating activities        311,151   	235,841
                                                         	   -------   	-------

Cash flows from investing activities
   Cash from investments sold or matured:
     Fixed maturities held to maturity                     	 212,636   	194,719
     Fixed maturities sold prior to maturity               	 512,297   	261,190
     Mortgage loans, policy loans and other invested assets 	127,850	   155,176
   Cost of investments purchased or loans originated:
     Fixed maturities                                     	 (854,695) 	(299,843)
     Mortgage loans, policy loans and other invested assets	(130,723) 	(109,340)
   Short-term investments, net	                              194,704  	(128,061)
   Net change in receivable and payable for securities
     transactions                                           	(12,365)   	94,842
   Net change in other assets                                   	140	     1,989
                                                            	-------   	-------
     Net cash provided by investing activities	               49,844    170,672
                                                            	-------	   -------
Cash flows from financing activities
   Policyholder account balances:
     Deposits                                               	111,587   	185,626
     Withdrawals                                           	(526,547) 	(598,996)
     Other                                                   	30,367   	(13,094)
                                                            	-------   	-------
     Net cash used in financing activities                 	(384,593) 	(426,464)
                                                            	-------   	-------
   Net decrease in cash                                     (23,598)   	(19,951)
Cash at the beginning of period                             	25,811     	23,189
                                                           	-------     -------
Cash at the end of the period                              	$ 2,213    	$ 3,238
                                                           	=======    	=======


See accompaning notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Kemper Investors Life Insurance Company ("KILICO") is incorporated under the insurance laws of the State of Illinois. KILICO is licensed in the District
   	of Columbia and all states except New York. KILICO is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a nonoperating holding company.

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

    The consolidated financial statements of KILICO prior to January 4, 1996,
 	  were prepared on a historical cost basis in accordance with generally
   	accepted accounting principles ("GAAP").  In conjunction with the
 	  acquisition, GAAP requires that the accompanying consolidated financial statements of KILICO as of January 4, 1996 (the acquisition date) and as of
   	and for the nine months ended September 30, 1996, be prepared in conformity
   	with purchase accounting.

    Under purchase accounting, KILICO's assets and liabilities have been marked
   	to their relative fair market values as of the acquisition date.  The
   	difference between the cost of acquiring KILICO and the net fair market
   	values of KILICO's assets and liabilities as of the acquisition date has
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

    The value of the business acquired is amortized using current assumptions
 	  based on an interest rate equal to the liability or contract rate on the
 	  value of business acquired.  The estimated amortization and accretion of
 	  interest for the value of business acquired for each of the years through
   	December 31, 2001 are as follows:

    (in thousands)
                                                                 					Projected
   	Year ended      	Beginning	                     	Accretion of     	ending
    December 31      	balance     	Amortization      	 interest       	balance
    -----------    	 ---------     ------------      ------------	    ---------
    1996            	$ 190,222    	 $  (30,602)       	$  9,916      	$ 169,536
    1997	              169,536	        (24,825)       	   9,007     	   153,718
    1998	              153,718     	   (24,874)       	   8,018      	  136,862
    1999           	   136,862     	   (24,163)          	7,062	        119,761
   	2000           	   119,761         (22,421) 	         6,157     	   103,497
    2001	              103,497        	(20,149)          	5,308         	88,656

    The projected ending balance of the value of business acquired will be
   	further adjusted to reflect the impact of unrealized gains or losses on
    fixed	maturities held as available for sale in the investment portfolio.
    Such	adjustments are not recorded in KILICO's net income but rather are
    recorded	as a credit or charge to stockholder's equity, net of income tax.
    As of	September 30, 1996, this adjustment increased the value of business
    acquired	and stockholder's equity by approximately $17.4 million and $11.3
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

KILICO's financial statement results as of January 4, 1996, and as of and for the nine months ended September 30, 1996, have been adjusted to reflect the effects of such purchase accounting adjustments. KILICO's financial statement results for the nine months ended September 30, 1995 have been prepared on a historical cost basis and do not reflect such purchase accounting adjustments.


RESULTS OF OPERATIONS

KILICO recorded net income of $23.0 million in the first nine months of 1996, compared with net income of $24.9 million in the first nine months of 1995. The slight decrease in net income in 1996, compared with 1995, was primarily related to the negative impact of purchase accounting adjustments, offset by net realized capital gains in 1996, versus net realized capital losses in 1995.

The following table reflects the components of net income:

Net income:
(in millions)
                                                         Nine months ended
                                                            September 30
                                                        -------------------
                                                          1996        1995
                                                          ----        ----
Operating earnings                                     	 $16.6      	$52.4
Net realized capital gains (losses)	                       6.4      	(27.5)
                                                        	-----      	-----
Net income                                              	$23.0      	$24.9
                                                        	=====      	=====

The following table reflects the major components of realized capital gains and losses included in net income. (See "INVESTMENTS" below.)

Realized capital gains (losses)
(in millions)
                                          Nine months ended  	Three months ended
                                            September 30        	September 30
                                          ----------------- 	 ------------------

                                           	1996	    1995	      1996    	 1995
	                                           ----	    ----	      ----     	----
Real estate-related gains (losses)         	$8.5  	$(53.6)     	$7.9     	$(.2)
Fixed maturity write-downs	                 (1.2)   	(1.8)      	(.1)    	(1.8)
Other gains, net                            	2.5    	13.1       	5.7      	6.4
                                          	-----   	-----     	-----    	-----
Realized investment gains (losses)          	9.8   	(42.3)     	13.5      	4.4
Income tax expense (benefit)                	3.4   	(14.8)      	4.7      	1.6
                                          	-----   	-----     	-----    	-----
Net realized capital gains (losses)        	$6.4	  $(27.5)     	$8.8     	$2.8
                                          	=====   	=====     	=====    	=====

Other realized capital gains for the first nine months of both 1996 and 1995 relate primarily to the sale of fixed maturity investments.

Operating earnings (net income excluding realized capital gains and losses) declined to $16.6 million in the first nine months of 1996, compared with $52.4 million in the first nine months of 1995, primarily due to purchase accounting adjustments in 1996 which negatively impacted spread revenue and increased expenses.

Investment income was lower in the first nine months of 1996, compared with the first nine months of 1995, primarily reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the market value of KILICO's fixed maturity investments as of January 4, 1996 became KILICO's new cost basis in such investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $105.3 million greater than original par. The amortization of such premiums reduced investment income by approximately $17.5 million in the first nine months of 1996, compared with the first nine months of 1995.

Investment income and interest credited declined in 1996, compared with 1995, as a result of a decrease in total invested assets and future policy benefits.
Such decreases were the result of surrender and withdrawal activity in 1995 and 1996.

Investment income was also negatively impacted during the first nine months of 1996, compared with the first nine months of 1995, by a higher level of cash and short-term investments held in the first quarter of 1996. The increase in cash and short-term investments in the first quarter of 1996 was caused in part by the cash proceeds received from bulk sales of real estate-related investments in late December 1995. The reduction in real estate-related investments reflects KILICO's current strategy to continue to reduce its investments in, and overall exposure to, real estate-related investments. Investment income in 1996, compared with 1995, was also negatively impacted by approximately $2.4 million related to higher investment expenses associated with the management of KILICO's remaining real estate portfolio.

Sales
(in millions)
                                         Nine months ended	  Three months ended
                                           September 30	        September 30
                                         -----------------	  ------------------
                                           1996	    1995	      1996	     1995
                                           ----    	----      	----     	----
Annuities:
		General account                        	$110.8 	 $185.3    	$ 26.0   	$ 60.2
		Separate account                        	173.9   	114.7      	68.4     	28.0
	                                          -----	   -----     	-----	    -----
  Total annuities                         	284.7   	300.0      	94.4     	88.2
Life insurance and other                     	.8      	.3        	.3       	.3
	                                          -----   	-----     	-----    	-----
  Total sales                            	$285.5  	$300.3    	$ 94.7   	$ 88.5
                                          	=====   	=====	     =====	    =====

Sales of annuity products consist of total deposits received. The decrease in 1996 general account (fixed annuity) sales is reflective of the current interest rate environment. The increase in separate account (variable sales) in 1996, compared with 1995, was in part due to improvements in KILICO's financial strength and performance ratings in January 1996, KILICO's association with Zurich, the addition of new separate account investment fund options, the addition of new investment fund managers and a strong underlying stock market. Sales of variable annuities not only increase administrative fees earned but they also pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

Included in fees and other income are administrative fees received from KILICO's separate account products of $18.4 million in the first nine months of 1996, compared with $16.1 million in the first nine months of 1995. Administrative fee revenue increased due to growth in average separate account assets. Other income also included surrender charge revenue of $4.2 million in the first nine months of 1996, compared with $6.3 million in the first nine months of 1995. The decrease in surrender charge revenue reflects a significant reduction in total general account and separate account policyholder surrencers and withdrawals in the first nine months of 1996, compared with the first nine months of 1995.

Policyholder surrenders and withdrawals
(in millions)
                                        	Nine months ended 		Three months ended
                                           September 30       		September 30
                                      		 -----------------   ------------------
                                           1996    	1995       1996    	 1995
                                           ----    	----      	----	     ----
General account	                          $491.6   $622.4    	$167.5   	$159.4
Separate account	                          140.1   	156.0      	48.8     	45.6
                                         	------  	------    	------    ------
Total                                    	$631.7   $778.4    	$216.3   	$205.0
                                         	======  	======    	======   	======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

KILICO increased crediting rates in early 1995 in order to reduce the level of future withdrawals. KILICO expects that the level of future surrender and withdrawal activity,in the current interest rate environment, should remain similar to the activity experienced in the first nine months of 1996. Total surrenders and withdrawals increased slightly during the three months ended September 30, 1996, compared with the same period in 1995, due to rising interest rates early in the third quarter of 1996, versus declining interest rates during the third quarter of 1995.

The difference between the cost of acquiring KILICO and the net fair market value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. The amortization of goodwill negatively impacted expenses by $7.4 million in the first nine months of 1996, compared with the first nine months of 1995. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

Operating earnings were negatively impacted by the net deferral of insurance acquisition costs and the amortization of the value of business acquired in the first nine months of 1996, compared with the net deferral of insurance acquisition costs in the first nine months of 1995. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. The value of business acquired reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the value of business acquired is based on an interest rate equal to the liability or contract rate on the value of the business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The net amortization of the value of business acquired in 1996 was adversely affected by net realized capital gains in 1996, while the net deferral of insurance acquisition costs in the first nine months of 1995, was positively affected by realized capital losses in 1995, partially offset by the level of policyholder surrenders and withdrawals in the first nine months of 1995. Net realized capital gains and policyholder surrenders tend to accelerate the amortization of both the value of business acquired and deferred insurance acquisition costs as they tend to decrease KILICO's projected future estimated gross profits. Net realized capital losses tend to defer such amortization into future periods as they tend to increase KILICO's projected future estimated gross profits.

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

Invested assets and cash
(in millions)
                                      			September 30, 1996   	January 4, 1996
                                         ------------------    ---------------
Cash and short-term investments	          $  180    	4.0%       $  398  	8.4%
Fixed maturities:
  Investment grade
    NAIC <F1> Class 1                     	3,260   	71.9        	3,096 	65.3
    NAIC <F1> Class 2                       	455   	10.0          	570	 12.0
  Below investment grade:
    Performing	                               23	     .5	           78  	1.6
    Nonperforming	                             1	     .0            	5   	.1
Joint venture mortgage loans                	113    	2.5	          110  	2.3
Third-party mortgage loans                  	125    	2.8          	145  	3.1
Other real estate-related investments        	67    	1.5           	34   	.7
Policy loans                                	289    	6.4          	289  	6.1
Other	                                       	22     	.4	           16   	.4
	                                          -----	  -----        	-----	-----
    Total                                	$4,535  	100.0%	      $4,741	100.0%
                                          	=====	  =====	        =====	=====

<F1>  National Association of Insurance Commissioners ("NAIC").
      --  Class 1 = A- and above
      --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation, on fixed maturities at September 30, 1996 was $119.0 million. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 1996, investment-grade fixed maturities and cash and short-term investments accounted for 85.9 percent of KILICO's invested assets and cash, compared with 85.7 percent at January 4, 1996.

Approximately 37.8 percent of KILICO's investment-grade fixed maturities at September 30, 1996 were mortgage-backed securities, down from 45.7 percent at January 4, 1996. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO as not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its percentage holding of such investments over time.

Future investment income from mortgage-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At September 30, 1996, KILICO had unamortized premiums and discounts of $24.9 million and $5.1 million, respectively, related to mortgage-backed securities. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in reductions to future investment income similar to those reductions experienced by KILICO in the first nine months of 1996.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 7 issuers at September 30, 1996, totaled 0.5 percent of cash and invested assets at September 30, 1996, compared with 1.7 percent of cash and invested assets at January 4, 1996. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers.

Real estate-related investments

The $304.9 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 6.7 percent of cash and invested assets at September 30, 1996, compared with $289 million, or 6.1 percent, at January 4, 1996.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. Total future legal commitments were $214.7 million at September 30, 1996. This amount represented a net decrease of $33.5 million since January 4, 1996, primarily due to sales and fundings in 1996. As of September 30, 1996, KILICO expects to fund approximately $40.1 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded related principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

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

Excluding the $9.8 million of real estate owned and $14.5 million of net equity investments in joint ventures, KILICO's real estate loans totaled $280.6 million at September 30, 1996. Of this amount, $274.7 million are on accrual status with a weighted average interest rate of approximately 8.6 percent. Of these accrual loans, 20.6 percent have terms requiring current periodic payments of their full contractual interest, 45.0 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 34.4 perecnt defer all interest to maturity.

The equity investments in real estate at September 30, 1996 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

Real estate portfolio
(in millions)
                                        Mortgage loans
                                       ----------------
                                       Joint     Third-
                                       venture   party
                                       -------   ------
Balance at January 4, 1996             $ 110.2  $ 144.5
Additions (deductions):
Fundings                                   7.6      2.5
Interest added to principal                4.4      2.7
Sales/paydowns/distributions             (11.5)   (25.8)
Operating gain                               -        -
Purchases from KFC Portfolio Corp.         4.8      1.3
Transfers to real estate owned               -        -
Realized investments gains (losses)        (.7)      .1
Other transactions, net                   (2.0)     (.2)
                                         -----    -----
Balance at September 30, 1996          $ 112.8  $ 125.1
                                         =====    =====

                                Other real estate-related investments
                               --------------------------------------------
            	                   Other      Real estate  Equity
                               	loans<F2>  owned  	     investments 	Total
                               	--------- 	----------- 	----------- 	-----
Balance at January 4, 1996	      $ 22.3 	     $  .5	       $11.4	    $288.9 <F1>
Additions (deductions):
Fundings	                            	-       	15.0            	-	     25.1
Interest added to principal	         	-          	-            	-      	7.1
Sales/paydowns/distributions	    	(10.0)      	(9.9)        	(5.2)   	(62.4)
Operating gain                        -	          -           	.3       	.3
Purchases from KFC Portfolio Corp. 37.7 	         -	          6.3	     50.1
Transfers to real estate owned        -        	1.5         	(1.5)       	-
Realized investments gains (losses) 2.9	        3.0          	3.2      	8.5
Other transactions, net	         	(10.2)       	(.3)           	-	    (12.7)
                                 	----- 	     -----        	-----	    -----
Balance at September 30, 1996	  	$ 42.7	      $ 9.8        	$14.5   	$304.9 <F3>
                                 	=====	      =====        	=====    	=====

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

Geographic distribution as of  	         Distribution by property type as of
September 30, 1996.                    	 September 30, 1996.
   	California	    39.9  %                  	Hotel    	      34.0  %
   	Hawaii        	11.7                    		Land	           33.3
   	Texas         	10.4                    		Office         	19.9
   	Illinois	       9.9                    		Residential    	 8.1
   	Oregon        	 6.9                    		Retail         	 2.3
   	Colorado	       6.5                    		Industrial	       .8
   	Washington    	 6.0                    		Other          	 1.6
   	Florida	        4.7                                   			----
    Ohio          	 2.9		                      Total        100.0  %
   	Other	          1.1                                  			=====
                  	----
 	    Total       100.0  %
                  =====

Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Portions of California's and Hawaii's real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois continue to show some stabilization and improvement.

Undeveloped land represented approximately 33.3 percent of KILICO's real estate portfolio at September 30, 1996. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary permits and market demand for the permitted use of the property. The values of certain development projects have been written down as of January 4, 1996 and December 31, 1995, reflecting changes in plans in connection with the Zurich-led acquisition of Kemper. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

The majority of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At September 30, 1996, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates (ANesbitt@) have an interest constituted approximately $100.9 million, or 33.1, percent of KILICO's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At September 30, 1996, KILICO had $100 thousand of Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At September 30, 1996, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $75.9 million, or 24.9 percent, of KILICO's real estate portfolio. KILICO's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent as of December 31, 1995. At September 30, 1996, MLP-related commitments accounted for approximately $9.9 million of KILICO's off-balance-sheet legal commitments, all of which KILICO expects to fund.

At September 30, 1996, KILICO loans to and investment in projects with the Prime Group, Inc. or its affiliates totaled approximately $6.1 million, or 2.0 percent, of KILICO's real estate portfolio. Prime Group-related commitments accounted for $162.0 million of the off-balance-sheet legal commitments at September 30, 1996, of which KILICO expects to fund $15.9 million.

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

Real estate outlook

KILICO's investment in real estate-related investments is expected to decline further through future sales. Although the real estate-related investments have been valued using an estimate of the investment's observable market price, net of estimated costs to sell, KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change.

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                               			September 30	   January 4
                                                      1996	     			 1996
                                                  ------------			 ---------
Potential problem loans <F1>                       	 $  4.6	      	$ 17.9
Past due loans <F2>                                       -        	    -
Nonaccrual loans <F3>                               	   5.9         		3.5
Restructured loans (currently performing) <F4>            -	           .2
Real estate owned                                     	 9.8            .5
                                                      -----         -----
 Total	                                              $ 20.3       	$ 22.1
                                                    		=====	        =====

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

Net investment income

KILICO's pre-tax net investment income totaled $223.0 million in the first nine months of 1996, compared with $266.7 million in the first nine months of 1995. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax, on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                                   Nine months ended
 	                                                    September 30
                                                   -----------------
                                                    	1996	    1995
                                                    	----    	----
Fixed maturities                                     $ .6    $  .2
Real estate-related investments                       	.4	    14.7
                                                    	----    	----
Total	                                               $1.0  	 $14.9
                                                    	====	    ====
Basis points                                           	3	      38
                                                    	====    	====

Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results. Based on the level of nonaccrual real estate-related investments at September 30, 1996, KILICO estimates foregone investment income in 1996 will decrease compared with the 1995 level.

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

Realized investment results

Reflected in net income are after-tax net realized capital gains of $6.4 million for the first nine months of 1996, compared with $27.5 million of net realized capital losses for the first nine months of 1995.

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

Interest rates

The rising interest rate environment in the first nine months of 1996 will contribute to an increase in future net investment income as well as to both realized and unrealized fixed maturity investment losses in 1996. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately one-half of KILICO's fixed annuity liabilities as of September 30, 1996, however, were no longer subject to significant surrender fees.

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

Following the January 4, 1996 change in control, certain of KILICO's financial strength ratings and claims-paying ability ratings were upgraded. KILICO's ratings are as follows:

                                        	     Current rating 	    Prior rating
                                             ---------------- 	----------------
     A.M. Best Company.....................	  A   (Excellent)  	A-  (Excellent)
     Moody's Investor Service..............  	Aa3 (Excellent)   Baa1(Adequate)
     Duff & Phelps Credit Rating Co........  	AA  (Very High)	  A+  (High)
     Standard & Poor's.....................   AA- (Excellent)  	Aq  (Good)

Stockholder's equity

Stockholder's equity totaled $649.9 million at September 30, 1996, compared with $733.2 million at January 4, 1996. The 1996 decrease in stockholder's equity was primarily due to a $106.3 million decrease primarily related to the change in the unrealized loss position of KILICO's fixed maturity investment portfolio offset by net income of $23.0 million.

PART II.     	OTHER INFORMATION

ITEM 6.	      Exhibits and Reports on Form 8-K.

              (a)  	EXHIBIT INDEX.

                    Exhibit No.
                    -----------
                    27 Financial Data Schedule

              (b)	  REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the three months ended September 30, 1996.

                   Kemper Investors Life Insurance Company
                                 FORM 10-Q
                For the fiscal period ended September 30, 1996
                  -----------------------------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Kemper Investors Life Insurance Company
                                (Registrant)


     Date:  November 12, 1996      	   By:/s/JOHN B. SCOTT
                                          --------------------------------
   	                                      John B. Scott
                                          President, Chief Executive Officer and
                                          Director

     Date: 	November 12, 1996		        By:/s/FREDERICK L. BLACKMON
                                          --------------------------------
                                          Frederick L. Blackmon
                                          Sr. Vice President and
                                          Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE THIRD QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 	1,000

[PERIOD-TYPE]	9-MOS.
[FISCAL-YEAR-END]	                                              	DEC-31-1996
[PERIOD-START]		                                                 JAN-05-1996
[PERIOD-END]		                                                  SEPT-30-1996
[DEBT-HELD-FOR-SALE]                                              	3,738,887
[DEBT-CARRYING-VALUE]	                                             3,738,887
[DEBT-MARKET-VALUE]                                              		3,738,887
[EQUITIES]	                                                               	0
<MORTGAGES>                                                        		237,832
[REAL-ESTATE]                                                       		67,060
[TOTAL-INVEST]                                                   		4,532,805
[CASH]	                                                               	2,213
[RECOVER-REINSURE]                                                 		452,617
[DEFERRED-ACQUISITION]                                               	18,984
[TOTAL-ASSETS]                                                   		7,582,839
[POLICY-LOSSES]                                                  		4,338,654
[UNEARNED-PREMIUMS]                                                      		0
[POLICY-OTHER]	                                                           	0
<POLICY-HOLDER-FUNDS)                                                     	0
[NOTES-PAYABLE]                                                          		0
[COMMON]	                                                       	      2,500
[PREFERRED-MANDATORY]                                                     	0
[PREFERRED]                                                              		0
[OTHER-SE]	                                                         	647,429
[TOTAL-LIABILITY-AND-EQUITY]                                      	7,582,839
[PREMIUMS]                                                               		0
[INVESTMENT-INCOME]                                                		223,019
[INVESTMENT-GAINS]                                                   		9,831
[OTHER-INCOME]	                                                      	26,314
[BENEFITS]	                                                         	173,143
[UNDERWRITING-AMORTIZATION]                                           	3,025
[UNDERWRITING-OTHER]                                                      	0
[INCOME-PRETAX]                                                     		40,324
<INCOME-TAX)                                                         	17,306
[INCOME-CONTINUING]		                                                 23,018
<DISCOUNTED>	                                                             	0
[EXTRAORDINARY]	                                                          	0
[CHANGES]	                                                                	0
[NET-INCOME]	                                                        	23,018
[EPS-PRIMARY]	                                                            	0
[EPS-DILUTED]	                                                            	0
[RESERVE-OPEN]                                                           		0
[PROVISION-CURRENT]	                                                      	0
[PROVISION-PRIOR]                                                        		0
[PAYMENTS-CURRENT]	                                                       	0
[PAYMENTS-PRIOR]                                                         		0
[RESERVE-CLOSE]                                                          		0
[CUMULATIVE-DEFICIENCY]                                                   	0