Form 10-K
period 1996-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1997-03-25
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X  No  ___ .

As of March 1, 1997, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

CORPORATE STRUCTURE

KEMPER INVESTORS LIFE INSURANCE COMPANY ("KILICO"), founded in 1947, is incorporated under the insurance laws of the State of Illinois. KILICO is licensed in the District of Columbia and all states except New York. KILICO is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a nonoperating holding company.

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

The acquisition of KILICO was accounted for using the purchase method of accounting. The consolidated financial statements of KILICO prior to January 4, 1996, were prepared on a historical cost basis and have been labeled as "preacquisition" throughout this Annual Report on Form 10-K.

Under purchase accounting, KILICO's assets and liabilities have been marked to their relative fair market values as of the acquisition date. The difference between the allocated cost of $745.6 million of acquiring KILICO and the net fair market values of KILICO's assets and liabilities as of the acquisition date resulted in $254.9 million of goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years. KILICO has presented January 4, 1996 (the acquisition date) as the opening purchase accounting balance sheet for comparative purposes throughout the Annual Report on Form 10-K.

Purchase accounting adjustments primarily affected the recorded historical values of fixed maturities, mortgage loans, other invested assets, deferred insurance acquisition costs, future policy benefits and deferred income taxes. (See note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.)

STRATEGIC INITIATIVES

Since late 1991, KILICO has intensified the management of its real estate-related investments due to adverse market conditions. KILICO also successfully implemented strategies over the last several years to reduce both its joint venture operating losses and the level of its real estate-related investments. These strategies included individual property sales, refinancings and restructurings, as well as bulk sale transactions completed in December 1995 in anticipation of the 1996 change in control. As a result of these strategies, KILICO reduced its holdings of real estate-related investments from 36.2 percent of its total invested assets and cash at year-end 1991 to 5.9 percent at year-end 1996.

Further addressing the quality of its investment portfolio, KILICO has reduced its holdings of below investment-grade securities to 0.3 percent of its total invested assets and cash at year-end 1996.

The management, operations and strategic directions of KILICO were integrated during 1992 and 1993 with those of another Kemper subsidiary, Federal Kemper Life Assurance Company ("FKLA"). The integration was designed to streamline management, control costs, improve profitability, increase operating efficiencies and productivity, and to expand both companies' distribution capabilities. Headquartered in Long Grove, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products through brokerage general agents and other independent distributors. As described below, KILICO has emphasized different products and distribution methods.

NARRATIVE DESCRIPTION OF BUSINESS

KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual term life, universal life and variable life insurance products through various distribution channels. KILICO offers investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO's products. In 1996, INVEST Financial Corporation, an affiliated company until June 28, 1996 and EVEREN Securities, Inc., an affiliated company until September 13, 1995, accounted for approximately 24 percent and 12 percent, respectively, of KILICO's first-year sales, compared with 37 percent and 21 percent, respectively, in 1995. KILICO's sales mainly consist of deposits received on certain long duration annuity contracts as well as reinsurance assumed from FKLA during 1996. (See note captioned "Reinsurance" in the notes to the consolidated financial statements and see the table captioned "Sales" on page 8.)

Annuities have accounted for approximately 98 percent of KILICO's sales in recent years. KILICO's annuities generally have surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

Over the last several years, in part reflecting the current interest rate environment, KILICO has increased its emphasis on marketing its separate account products. Unlike the fixed-rate annuity business where KILICO manages spread revenue, variable annuities pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds. KILICO, in turn, receives administrative fee revenue. KILICO's separate account assets totaled $2.1 billion at December 31, 1996, compared with $1.8 billion and $1.5 billion at December 31, 1995 and 1994, respectively. KILICO's sales of its separate account annuities were $254.8 million in 1996, $151.1 million in 1995 and $250.8 million in 1994. Despite KILICO's strategy to emphasize the sale of variable annuities, such sales declined in 1995, compared with 1994, due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings and uncertainty concerning KILICO's ownership during this period. Rating improvements in 1996 (see "Rankings and ratings" on page 4) and the 1996 change in control helped to increase KILICO's sales in 1996, compared with 1995.

In order to increase variable annuity sales, KILICO introduced Kemper PASSPORT in 1992. Kemper PASSPORT is a variable and market value adjusted annuity featuring a choice of investment portfolios, an increasing estate benefit, tax-free transfers and guaranteed rates for a variety of terms. In 1994, KILICO changed Kemper PASSPORT from a single premium annuity to one with a flexible premium structure and also added a small capitalization equity subaccount as another investment portfolio option. In 1995 and 1996, KILICO also added several new subaccounts and new investment managers as investment portfolio choices for certain purchasers of the Kemper Advantage III variable annuity product. During late 1996, KILICO also introduced POWER V, a flexible premium variable life insurance product.

Current crediting rates, a conservative investment strategy and the interest rate environment have impacted general account annuity sales for KILICO during 1996. Beginning in the second half of 1994 and in early 1995, KILICO began raising crediting rates on certain of its existing and new general account products, reflecting both competitive conditions and a rising interest rate environment. As a result of these actions, sales of general account annuities increased and represented 62.0 percent of KILICO's total sales in 1995, compared with 46.0 percent in 1994. During late 1995, as interest rates fell, KILICO began reducing crediting rates on certain of its existing and new general account products reflecting both competitive conditions and the falling interest rate environment. As a result of these events, as well as a strong stock and bond market during 1996, which influenced potential buyers of fixed annuity products to purchase variable annuity products, sales of general account annuities decreased to 34.8 percent of KILICO's total sales in 1996.

Beginning in 1995, KILICO began to sell term life insurance products in order to balance its product mix and asset-liability structure. In December 1996, KILICO also assumed $7.3 million of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $565 thousand in 1996, compared with $236 thousand in 1995.

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

Based on statutory financial data as of December 31, 1996, KILICO had only one ratio outside the usual ranges. KILICO's change in reserving ratio reflected the level of interest-sensitive life surrenders and withdrawals during 1996 as well as the 1996 reinsurance agreement with FKLA. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to KILICO's IRIS ratios for 1996 or earlier years.

GUARANTY ASSOCIATION ASSESSMENTS

From time to time, mandatory assessments are levied on KILICO by life and health guaranty associations of most states in which KILICO is licensed, to cover losses to policyholders of insolvent or rehabilitated insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state, in order to pay claims on the basis of the proportionate share of premiums written by member insurers in the lines of business in which the insolvent or rehabilitated insurer engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength, and, in some states, these assessments can be partially recovered through a reduction in future premium taxes.

In the early 1990s, there were a number of failures of life insurance companies. KILICO's financial statements include provisions for all known assessments that will be levied against KILICO by various state guaranty associations as well as an estimate of amounts (net of estimated future premium tax recoveries) that KILICO believes will be assessed in the future for failures which have occurred to date and for which the life insurance industry has estimated the cost to cover losses to policyholders. Assessments levied against KILICO and charged to expense in 1996, 1995 and 1994 amounted to $601 thousand, $5.8 million and $0.0 million, respectively. Such amounts relate to accrued guaranty fund assessments of $5.8 million, $5.0 million and $4.0 million at December 31, 1996, 1995 and 1994, respectively. No assessments were charged to expense during 1994 as KILICO had established adequate accruals for all known insolvencies where an estimate of the cost to cover losses to policyholders was available as of December 31, 1994. Additional assessments charged to expense in 1996 and 1995 reflect accruals for the life insurance industry's new or revised loss estimates for certain insolvent insurance companies.

RISK-BASED CAPITAL

Since the early 1990s, reflecting a recessionary environment and the insolvencies of a few large life insurance companies, both state and federal legislators have increased scrutiny of the existing insurance regulatory framework. While various initiatives, such as a new model investment law and the codification of statutory accounting principles, are being considered for future implementation by the NAIC, it is not presently possible to predict the future impact of potential regulatory changes on KILICO.

Under asset adequacy and risk-based capital rules in Illinois, state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The new asset adequacy rules are designed to assure that reserves and assets are adequate to cover liabilities under a variety of economic scenarios. The focus of the new capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. KILICO has capital levels substantially exceeding any which would mandate action under the risk-based capital rules and is in compliance with applicable asset adequacy rules.

RESERVES AND REINSURANCE

The following table provides a breakdown of KILICO's reserves for future policy benefits by product type (in millions):

                                                                                    PREACQUISITION
                                                                              ---------------------------
                                                DECEMBER 31     JANUARY 4     DECEMBER 31     DECEMBER 31
                                                   1996           1996           1995            1994
                                                -----------     ---------     -----------     -----------
General account annuities.....................    $3,507         $3,805         $3,794          $4,010
Interest-sensitive life insurance.............       743            780            779             833
Term life reserves............................         7             --             --              --
Ceded future policy benefits..................       427            503            503             643
                                                  ------         ------         ------          ------
          Total...............................    $4,684         $5,088         $5,076          $5,486
                                                  ======         ======         ======          ======

Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions in which KILICO insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with Fidelity Life Association ("FLA"), an affiliated mutual insurance company. FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA produces whole life policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1996, KILICO's reinsurance recoverable from FLA related to these coinsurance transactions totaled approximately $427.0 million. KILICO remains primarily liable to its policyholders for this amount. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses. Excluding this coinsurance, KILICO, because it is primarily an annuity company, reinsures only a very limited portion of its business. During December 1996, KILICO assumed on a yearly renewable term basis approximately $14.4 billion (face amount) of term life insurance from FKLA. As a result of this transaction, KILICO recorded premiums and reserves of approximately $7.3 million. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.)

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

KILICO's principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents. Certain of KILICO's financial strength ratings and claims-paying/ performance ratings, however, were lower in 1994 and 1995 than in earlier years, and were under review in 1994 and 1995, due to uncertainty with respect to Kemper's and KILICO's ownership. These ratings impacted sales efforts in certain markets; however, increases in KILICO's financial strength ratings and claims-paying/performance ratings in January 1996 favorably impacted variable annuity sales during 1996 and should continue to favorably impact future sales.

To address its competition, KILICO has adopted certain business strategies. These include systematic reductions of investment risk and strengthening of its capital position; continued focus on existing and new variable annuity and variable life insurance products; distribution through diversified channels; and ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology.

RANKINGS AND RATINGS

According to BEST'S AGENTS GUIDE TO LIFE INSURANCE COMPANIES, 1996, as of December 31, 1995, KILICO ranked 70th of 1,273 life insurers by admitted assets; 443rd of 1,089 by insurance in force; and 167th of 1,179 by net premiums written.

Following the January 1996 change in control, certain of KILICO's financial strength ratings and claims-paying ability ratings were upgraded. KILICO's ratings are as follows:

                                                              CURRENT RATING     PRIOR RATING
                                                              ---------------   ---------------
A.M. Best Company...........................................  A (Excellent)     A- (Excellent)
Moody's Investors Service...................................  Aa3 (Excellent)   Baa1 (Adequate)
Duff & Phelps Credit Rating Co..............................  AA (Very High)    A+ (High)
Standard & Poor's...........................................  AA- (Excellent)   Aq (Good)

EMPLOYEES

At December 31, 1996, KILICO utilized the services of approximately 514 employees of FKLA, which are also shared with FLA. On January 1, 1996, approximately 160 employees of Zurich Life Insurance Company of America ("ZLICA"), an affiliated company, became employees of FKLA in connection with the integration of ZLICA's operations with those of FKLA's. On January 5, 1996, KILICO, FKLA, FLA and ZLICA began to operate under the trade name Zurich Kemper Life. On July 1, 1996, Kemper acquired 100 percent of the issued and outstanding common stock of ZLICA from Zurich.

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

INVESTMENTS

A changing marketplace has affected the life insurance industry and to accommodate customers' increased preference for safety over higher yields, KILICO has systematically reduced its investment risk and strengthened its capital position.

KILICO's cash flow is carefully monitored and its investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For securities, portfolio management is handled by an affiliated company, Zurich Kemper Investments, Inc. ("ZKI"), and its subsidiaries and affiliates, with KILICO's real estate-related investments being handled by a Kemper real estate subsidiary. Investment policy is directed by KILICO's board of directors. KILICO's investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities. See "INVESTMENTS" in
ITEM 7.

ITEM 2. PROPERTIES

KILICO shares 99,000 sq. ft. of office space leased by FKLA from Lumbermens Mutual Casualty Company, a former affiliate, ("Lumbermens"), located in Long Grove, Illinois.

ITEM 3. LEGAL PROCEEDINGS

KILICO has been named as defendant in certain lawsuits incidental to its insurance business. Based upon the advice of legal counsel, KILICO's management believes that the resolution of these various lawsuits will not result in any material adverse effect on KILICO's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective January 4, 1996, KILICO's board of directors changed reflecting the acquisition of Kemper, and therefore KILICO, by Zurich and Insurance Partners. See ITEM 10 below.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for KILICO's common stock.

(b) Kemper owns all of the common stock of KILICO as of the date of this filing.

(c) KILICO has declared no cash dividends on its common stock in 1995 or 1996. A cash dividend of $26.9 million has been declared and is expected to be paid to Kemper on March 31, 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for KILICO for the five years ended December 31, 1996 and for the opening balance sheet as of the acquisition date, January 4, 1996. Such information should be read in conjunction with KILICO's consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                                                                      PREACQUISITION
                                                                      ----------------------------------------------
                                                                                       DECEMBER 31
                                          DECEMBER 31    JANUARY 4    ----------------------------------------------
                                             1996          1996         1995          1994        1993        1992
                                          -----------    ---------    --------      --------    --------    --------
TOTAL REVENUE.........................     $  356.2      $  --        $   68.1(1)   $  330.5    $  337.4    $  353.6
                                           ========      ========     ========      ========    ========    ========
NET INCOME EXCLUDING REALIZED
  INVESTMENT RESULTS..................     $   25.6      $  --        $   74.2      $   61.9    $   33.7    $   10.3
                                           ========      ========     ========      ========    ========    ========
NET INCOME (LOSS).....................     $   34.4      $  --        $ (133.0)(1)  $   26.4    $   14.0    $  (51.9)
                                           ========      ========     ========      ========    ========    ========
FINANCIAL SUMMARY
Total separate account assets.........     $2,127.2      $1,761.1     $1,761.1      $1,508.0    $1,499.5    $1,140.3
                                           ========      ========     ========      ========    ========    ========
Total assets..........................     $7,717.9      $7,682.7     $7,581.7      $7,537.1    $8,113.7    $6,845.9
                                           ========      ========     ========      ========    ========    ========
Future policy benefits................     $4,256.5      $4,585.1     $4,573.2      $4,843.7    $5,040.0    $5,040.7
                                           ========      ========     ========      ========    ========    ========
Stockholder's equity..................     $  751.0      $  745.6     $  605.9      $  434.0    $  654.6    $  488.7
                                           ========      ========     ========      ========    ========    ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements, Kemper, and therefore KILICO, were acquired on January 4, 1996, by an investor group led by Zurich. In connection with the acquisition, KILICO's assets and liabilities were marked to their respective fair market values as of the acquisition date in conformity with the purchase accounting method required under generally accepted accounting principles.

KILICO's financial statements as of January 4, 1996, and as of and for the year ended December 31, 1996, have been adjusted to reflect the effects of such purchase accounting adjustments. KILICO's financial statements for the years ended December 31, 1995 and 1994 have been prepared on a historical cost basis and do not reflect such purchase accounting adjustments.

RESULTS OF OPERATIONS

KILICO recorded net income of $34.4 million in 1996, compared with net loss of $133.0 million in 1995 and net income of $26.4 million in 1994. The increase in net income in 1996, compared with 1995 and 1994, was primarily due to a decrease in the level of real estate-related realized investment losses. KILICO's strategy with respect to its real estate-related investments changed dramatically as of year-end 1995 in connection with the Zurich-led investor group's acquisition of Kemper. This change, as further discussed below, resulted in significant reductions in real estate-related investments and significant realized capital losses in the second half of 1995.

The following table reflects the components of net income (loss):

                      NET INCOME (LOSS)
              (in millions)

                                                YEAR ENDED DECEMBER 31
                                              --------------------------
                                                        PREACQUISITION
                                                       -----------------
                                              1996      1995       1994
                                              -----    -------    ------
Operating earnings..........................  $25.6    $  74.2    $ 61.9
Net realized investment gains (losses)......    8.8     (207.2)    (35.5)
                                              -----    -------    ------
          Net income (loss).................  $34.4    $(133.0)   $ 26.4
                                              =====    =======    ======

The following table reflects the major components of realized investment results included in net income (loss) above. (See "INVESTMENTS" beginning on page 10, and the note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.)

                      REALIZED INVESTMENT RESULTS, AFTER TAX
              (in millions)

                                                YEAR ENDED DECEMBER 31
                                              --------------------------
                                                        PREACQUISITION
                                                       -----------------
                                              1996      1995       1994
                                              -----    -------    ------
Real estate-related gains (losses)..........  $11.4    $(211.6)   $(27.1)
Fixed maturity write-downs..................    (.9)      (4.7)     --
Other gains (losses), net...................   (1.7)       9.1      (8.4)
                                              -----    -------    ------
          Total.............................  $ 8.8    $(207.2)   $(35.5)
                                              =====    =======    ======

The higher level of real estate-related losses in 1995, compared with both 1996 and 1994, reflected realized capital losses predominately from real estate-related bulk sale transactions in December 1995, as well as a higher level of write-downs on real estate-related investments. These sales and write-downs in 1995, reflect Zurich's and Insurance Partners' strategies, adopted by KILICO, with respect to the disposition of real estate-related investments. Other realized investment gains and losses for 1996, 1995 and 1994 relate primarily to the sale of fixed maturity investments. The fixed maturity losses generated in 1996 and 1994 arose primarily from the sale of fixed maturity investments, consisting of lower yielding U.S. Treasury bonds and collateralized mortgage obligations in 1996 and investment-grade corporate securities and collateralized mortgage obligations in 1994, related to repositionings of KILICO's fixed maturity investment portfolio. The proceeds from the repositionings, together with cash and short-term investments, were reinvested into higher yielding corporate bonds and asset-backed securities in 1996 and U.S. government and agency guaranteed mortgage pass-through securities issued by the Government National Mortgage Association and the Federal National Mortgage Association in 1994. (See "INVESTMENTS" beginning on page 10.)

Operating earnings decreased to $25.6 million in 1996, compared with $74.2 million and $61.9 million in 1995 and 1994, respectively, primarily due to purchase accounting adjustments which reduced investment income and increased expenses. Operating income increased in 1995, compared with 1994, primarily due to an increase in fees and other income, reductions in operating expenses and an increase in the net deferral of insurance acquisition costs, partially offset by an increase in commissions, taxes, licenses and fees.

Investment income was lower in 1996, compared with both 1995 and 1994, primarily reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the market value of KILICO's fixed maturity investments as of January 4, 1996 became KILICO's new cost basis in such investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $133.9 million greater than original par. The amortization of such premiums reduced investment income by approximately $22.7 million in 1996, compared with 1995 and 1994.

Investment income and interest credited also declined in 1996, compared with 1995 and 1994, as a result of a decrease in total invested assets and future policy benefits. Such decreases were the result of surrender and withdrawal activity over the last three years.

Investment income was also negatively impacted during 1996, compared with 1995 and 1994, by a higher level of cash and short-term investments held in the first quarter of 1996. The increase in cash and short-term investments in the first quarter of 1996 was caused in part by the cash proceeds received from bulk sales of real estate-related investments in late December 1995. The reduction in real estate-related investments reflects KILICO's current strategy to continue to reduce its investments in, and overall exposure to, real estate-related investments.

Investment income was positively impacted in 1996, 1995 and 1994 from the benefits of capital contributions to KILICO and from reductions in the level of nonperforming real estate-related investments, primarily from the sales of certain real estate-related investments to affiliated non-life realty companies. These sales totaled $3.5 million in 1995 and $154.0 million in 1994 and resulted in no realized gain or loss to KILICO. Investment income in 1996 and 1995 also benefitted from the above-mentioned repositionings of KILICO's investment portfolio, however, the full benefits of KILICO's 1996 repositioning will not occur until 1997.

The following table reflects KILICO's sales.

          SALES
          (in millions)

                                                        YEAR ENDED DECEMBER 31
                                                    ------------------------------
                                                                  PREACQUISITION
                                                                ------------------
                                                     1996        1995        1994
                                                    ------      ------      ------
Annuities:
  General account.................................  $140.6      $247.6      $214.2
  Separate account................................   254.8       151.1       250.8
                                                    ------      ------      ------
     Total annuities..............................   395.4       398.7       465.0
                                                    ------      ------      ------
Life Insurance:
  Term life.......................................     7.8          .2        --
  Interest-sensitive life.........................      .6          .2          .8
                                                    ------      ------      ------
     Total life...................................     8.4          .4          .8
                                                    ------      ------      ------
               Total sales........................  $403.8      $399.1      $465.8
                                                    ======      ======      ======

Sales of annuity products consist of total deposits received. The decrease in 1996 general account (fixed annuity) sales, compared with 1995, and the increase in general account annuity sales in 1995, compared with 1994, is reflective of the fluctuating interest rate environments and the stock and bond markets during 1996 and 1995, respectively, which made variable annuities more attractive to consumers in 1996, and fixed annuities more attractive to consumers during 1995. The increase in separate account (variable sales) in 1996, compared with 1995 and 1994, was in part due to improvements in KILICO's financial strength and performance ratings in January 1996, the addition of new separate account investment fund options, new investment fund managers and a strong underlying stock and bond market. Sales of variable annuities not only increase administrative fees earned but they also pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds. Separate account sales declined in 1995, compared with 1994, due to competitive conditions in certain distribution channels, in part reflecting KILICO's financial strength and performance ratings which were lower in 1995 and 1994, compared with

1996, and uncertainty concerning KILICO's ownership. KILICO believes that the increase in its financial strength and performance ratings in January 1996 together with KILICO's association with Zurich, will continue to assist in KILICO's future sales efforts.

Beginning in 1995, KILICO began to sell low-cost term life insurance products offering initial level premiums for 5, 10, 15 and 20 years in order to balance its product mix and asset-liability structure. In December 1996, KILICO also assumed $7.3 million of term life insurance premiums from FKLA. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.) Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $565 thousand in 1996, compared with $236 thousand in 1995. Face amount of new business issued during 1996 and 1995 amounted to approximately $319 million and $120 million, respectively.

Included in fees and other income are administrative fees received from KILICO's separate account products of $25.3 million in 1996, compared with $21.9 million and $20.8 million in 1995 and 1994, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets. Other income also included surrender charge revenue of $5.4 million in 1996, compared with $7.7 million and $7.4 million in 1995 and 1994, respectively, as total general account and separate account policyholder surrenders and withdrawals decreased in 1996, compared with 1995. The decrease in surrender charge revenue also reflects that 57 percent of KILICO's fixed and variable annuity liabilities are subject to minimal (5 percent or less) or no surrender charges, compared with 56 percent in 1995 and 43 percent in 1994. Also included in other income in 1995 is a ceding commission experience adjustment which resulted in income of $4.4 million related to certain reinsurance transactions entered into by KILICO during 1992. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.)

          POLICYHOLDER SURRENDERS AND WITHDRAWALS
          (in millions)

                                                                     PREACQUISITION
                                                                  ---------------------
                                                    1996           1995           1994
                                                   ------         ------         ------
General account................................    $652.0         $755.9         $652.5
Separate account...............................     196.7          205.6          150.3
                                                   ------         ------         ------
     Total.....................................    $848.7         $961.5         $802.8
                                                   ======         ======         ======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on certain interest-sensitive products which adversely impacted spread income. The declines in interest rates during the last three quarters of 1995, however, and the current interest rate environment during 1996, have mitigated at present, competitive pressures to increase existing renewal crediting rates further.

Policyholder withdrawals increased during 1995, compared with 1994, due to planned reductions in fixed annuity crediting rates, a rising interest rate environment during the last half of 1994 and early 1995, uncertainty regarding KILICO's ownership and KILICO's financial strength ratings and claims-paying/performance ratings. KILICO's crediting rate increases in late 1994 and in early 1995 were designed to reduce the level of future withdrawals. As a result of increases in renewal crediting rates and declining interest rates in the last three quarters of 1995, policyholder surrenders and withdrawals in 1996 declined from the level of surrenders and withdrawals in 1995. KILICO expects that the level of surrender and withdrawal activity experienced should remain at a similar level in 1997 given current projections for relatively stable interest rates.

Commissions, taxes, licenses and fees were lower in 1996, compared with 1995, but were higher in 1995, compared with 1994, primarily reflecting the level of guaranty fund assessments in each of those years. Expenses for such assessments totaled $601 thousand, $5.8 million, and $0.0 million in 1996, 1995 and 1994, respectively. (See "Guaranty association assessments" in ITEM 1 beginning on page 2.)

Operating expenses declined in 1995, compared with 1994, primarily as a result of a decrease in headcount. Headcount declined during 1995 as a result of uncertainty concerning KILICO's ownership. Operating expenses increased in 1996, compared with 1995, as a result of restaffing after the completion of the merger.

Operating earnings were negatively impacted by the net deferral of insurance acquisition costs and the amortization of the value of business acquired in 1996, compared with the net deferral of insurance acquisition costs in 1995 and 1994. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. The value of business acquired reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the value of business acquired is calculated assuming an interest rate equal to the liability or contract rate on the value of the business acquired. (See note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.) Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The net amortization of the value of business acquired in 1996 was adversely affected by net realized capital gains in 1996, while the net deferral of insurance acquisition costs in 1995 and 1994, was positively affected by realized capital losses, partially offset by the level of policyholder surrenders and withdrawals in 1995 and 1994. Net realized capital gains and policyholder surrenders tend to accelerate the amortization of both the value of business acquired and deferred insurance acquisition costs as they tend to decrease KILICO's projected future estimated gross profits. Net realized capital losses tend to defer such amortization into future periods as they tend to increase KILICO's projected future estimated gross profits.

The higher level of deferral of policy acquisition costs in 1995, compared with 1994, reflected an increase in the amount of imputed interest capitalized due to improvements in projected future revenue streams primarily as a result of the decline in the level of nonperforming real estate-related investments. The amortization of policy acquisition costs was favorably impacted during 1995 due to real estate-related capital losses. Excluding the effects of the real estate-related capital losses, the amortization of policy acquisition costs increased in 1995, compared with 1994, primarily as a result of improved net operating earnings during 1995.

The difference between the cost of acquiring KILICO and the net fair market value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. The amortization of goodwill increased expenses by $10.2 million in 1996, compared with 1995 and 1994. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, its evaluation of risk and return in various markets, consistency with KILICO's business strategy and investment guidelines approved by the board of directors, the interest rate environment, liability durations and changes in market and business conditions. In addition, as previously discussed, KILICO's strategy with respect to its real estate-related investments changed dramatically by year-end 1995.

INVESTED ASSETS AND CASH
(in millions)

                                                                DECEMBER 31         JANUARY 4
                                                                   1996               1996
                                                              ---------------    ---------------
Cash and short-term investments.............................  $   74      1.6%   $  398      8.4%
Fixed maturities:
  Investment-grade:
     NAIC(1) Class 1........................................   3,231     71.5     3,096     65.2
     NAIC(1) Class 2........................................     621     13.7       570     12.0
  Below investment grade:
     Performing.............................................      13       .3        78      1.6
     Nonperforming..........................................       1       --         5       .1
Joint venture mortgage loans................................     111      2.4       110      2.3
Third-party mortgage loans..................................     107      2.4       145      3.1
Other real estate-related investments.......................      50      1.1        34       .7
Policy loans................................................     288      6.4       289      6.1
Other.......................................................      24       .6        20       .5
                                                              ------    -----    ------    -----
          Total(2)..........................................  $4,520    100.0%   $4,745    100.0%
                                                              ======    =====    ======    =====

---------------

(1) National Association of Insurance Commissioners ("NAIC").
   -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+
(2) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.

FIXED MATURITIES

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at December 31, 1996 was $63.2 million, compared with no unrealized appreciation or depreciation, at January 4, 1996 as a result of purchase accounting adjustments. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At December 31, 1996, investment-grade fixed maturities and cash and short-term investments accounted for 86.8 percent of KILICO's invested assets and cash, compared with 85.6 percent at January 4, 1996. Approximately 58.4 percent of KILICO's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1996, compared with 66.0 percent at January 4, 1996.

Approximately 36.4 percent of KILICO's investment-grade fixed maturities at December 31, 1996 were mortgage-backed securities, down from 45.7 percent at January 4, 1996, due to sales and paydowns during 1996. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

As a result of the previously discussed 1996 repositioning of KILICO's fixed maturity portfolio, approximately 8.8 percent of KILICO's investment-grade fixed maturities at December 31, 1996 consisted of corporate asset-backed securities. The majority of the Company's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At December 31, 1996, KILICO had unamortized premiums and discounts of $24.7 million and $5.7 million, respectively, related to mortgage-backed and asset-backed securities. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in reductions to future investment income similar to those reductions experienced by KILICO in 1996.

Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income.

The table below provides information about KILICO's mortgage-backed and asset-backed securities that are sensitive to changes in interest rates. The expected maturity dates have been calculated on a security by security basis using prepayment assumptions obtained from a survey conducted by a securities information service. These assumptions are consistent with the current interest rate and economic environment.

                                CARRYING                                                                           FAIR VALUE
                                VALUE AT                     EXPECTED MATURITY DATE                                    AT
                              DECEMBER 31,   -------------------------------------------------------              DECEMBER 31,
       (IN MILLIONS)              1996        1997     1998     1999     2000     2001    THEREAFTER    TOTAL         1996
       -------------          ------------    ----     ----     ----     ----     ----    ----------    -----     ------------
Fixed Maturities:...........
  Mortgage-backed bonds.....    $1,402.0     $161.4   $239.0   $261.4   $166.1   $ 61.8     $512.3     $1,402.0     $1,402.0
     Average yield..........        6.83%      6.83%    6.83%    6.83%    6.83%    6.83%      6.83%        6.83%        6.83%
  Asset-backed bonds........    $  339.3     $ 31.4   $ 38.1   $ 36.6   $ 44.4   $ 51.0     $137.8     $  339.3     $  339.3
     Average yield..........        6.82%      6.82%    6.82%    6.82%    6.82%    6.82%      6.82%        6.82%        6.82%
                                --------                                                               --------     --------
                                $1,741.3                                                               $1,741.3     $1,741.3
                                ========                                                               ========     ========

The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1996, is 4.6 years. A 200 basis point increase in interest rates would extend the weighted average maturity by approximately 1.7 years, while a 200 basis point decrease in interest rates would decrease the weighted average maturity by approximately 1.3 years.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 8 issuers at December 31, 1996, totaled 0.3 percent of cash and invested assets at December 31, 1996, compared with 1.7 percent at January 4, 1996. (See note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.) Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. KILICO has significantly reduced its exposure to below investment-grade securities since 1991. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

REAL ESTATE-RELATED INVESTMENTS

The $267.7 million real estate-related portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.9 percent of cash and invested assets at December 31, 1996, compared with $288.9 million, or 6.1 percent, at January 4, 1996. The decrease in real estate-related investments during 1996 was primarily due to asset sales.

As reflected in the "Real estate portfolio" table below, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $197.4 million at December 31, 1996. This amount represented a net decrease of $50.8 million since January 4, 1996, primarily due to sales and fundings in 1996. As of December 31, 1996, KILICO expects to fund approximately $39.6 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs. (See note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.)

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. KILICO anticipates that as certain mortgages mature they could be rolled over, restructured or foreclosed if not earlier disposed of.

Excluding the $7.5 million of real estate owned and $11.7 million of net equity investments in joint ventures, KILICO's real estate loans totaled $248.5 million at December 31, 1996, after reserves and write-downs. Of this amount, $210.3 million are on accrual status with a weighted average interest rate of approximately 8.6 percent. Of these accrual loans, 17.0 percent have terms requiring current periodic payments of their full contractual interest, 58.2 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 24.8 percent defer all interest to maturity.

The equity investments in real estate at December 31, 1996 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

REAL ESTATE PORTFOLIO
(in millions)

                                                       MORTGAGE LOANS     OTHER REAL ESTATE-RELATED INVESTMENTS
                                                      ----------------   ---------------------------------------
                                                       JOINT    THIRD-     OTHER     REAL ESTATE       EQUITY
                                                      VENTURE   PARTY    LOANS(2)       OWNED       INVESTMENTS    TOTAL
                                                      -------   ------   ---------   ------------   ------------   ------
Balance at January 4, 1996..........................  $110.2    $144.5     $ 22.3       $   .5          $11.4      $288.9(1)
Additions (deductions):
Fundings............................................     9.6       2.5         --         15.0             --        27.1
Interest added to principal.........................     4.5       3.1         --           --             --         7.6
Sales/paydowns/distributions........................   (13.1)    (36.8)     (10.1)       (16.1)          (2.6)      (78.7)
Purchases from affiliated realty companies..........     4.8       1.3       16.5           --             --        22.6
Operating gain......................................      --        --         --           --             .3          .3
Transfers to real estate owned......................      --        --         --          1.5           (1.5)         --
Realized investments gains (losses).................    (2.9)      2.9        6.3          7.1            4.1        17.5
Other transactions, net.............................    (2.1)    (10.9)      (4.1)         (.5)            --       (17.6)
                                                      ------    ------     ------       ------          -----      ------
Balance at December 31, 1996........................  $111.0    $106.6     $ 30.9       $  7.5          $11.7      $267.7(3)
                                                      ======    ======     ======       ======          =====      ======

---------------
(1) Net of $15.5 million reserve and write-downs. Excludes $5.6 million of real estate-related accrued interest.

(2) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures. These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.

(3) Net of $11.8 million reserve and write-downs. Excludes $9.7 million of real estate-related accrued interest.

REAL ESTATE CONCENTRATIONS

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships. (See notes captioned "Unconsolidated Investors" and "Concentration of Credit Risk" in the notes to the consolidated financial statements.)

REAL ESTATE OUTLOOK

The following table is a summary of KILICO's troubled real estate-related investments:

          TROUBLED REAL ESTATE-RELATED INVESTMENTS
          (BEFORE RESERVES AND WRITE-DOWNS, EXCEPT FOR REAL ESTATE OWNED) (in millions)

                                                     DECEMBER 31        JANUARY 4
                                                        1996              1996
                                                     -----------        ---------
Potential problem loans(1).........................     $ 3.2             $17.9
Past due loans(2)..................................     --                --
Nonaccrual loans(3)................................      43.5               3.5
Restructured loans (currently performing)(4).......     --                   .2
Real estate owned..................................       7.5                .5
                                                        -----             -----
          Total....................................     $54.2             $22.1
                                                        =====             =====

---------------
(1) These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
(2) Interest more than 90 days past due but not on nonaccrual status.
(3) KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $38.2 million and $3.5 million at December 31, 1996 and January 4, 1996, respectively.
(4) KILICO defines a "restructuring" of debt as an event whereby KILICO, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor it would not otherwise consider. Such concessions either stem from an agreement between KILICO and the debtor or are imposed by law or a court. By this definition, restructured loans do not include any loan that, upon the expiration of its term, both repays its principal and pays interest then due from the proceeds of a new loan that KILICO, at its option, may extend (roll over).

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of the investments observable market price, net of estimated costs to sell. (See note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.) Real estate-related reserves amounted to $9.5 million and $15.4 million at December 31, 1996 and January 4, 1996, respectively. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate-related investments are expected to continue to decline further through future sales. Although the real estate-related investments have been valued using an estimate of the investment's observable market price, net of estimated costs to sell, KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change.

The increase in nonaccrual loans at December 31, 1996, compared with January 4, 1996, reflects certain negative developments in January 1997 related to the zoning of undeveloped land in Hawaii. As a result of the uncertainty related to the zoning process, KILICO placed the related real estate-related investments on nonaccrual status at December 31, 1996 and increased its real estate-related reserves by $5.3 million.

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

NET INVESTMENT INCOME

KILICO's pre-tax net investment income totaled $299.7 million in 1996, compared with $348.4 million in 1995 and $353.1 million in 1994. Included in pre-tax net investment income is KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status. As previously discussed, KILICO's net investment income in 1996, compared with 1995 and 1994 has been negatively impacted by purchase accounting adjustments.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

          FOREGONE INVESTMENT INCOME
          (dollars in millions)

                                                               YEAR ENDED DECEMBER 31
                                                            ----------------------------
                                                                        PREACQUISITION
                                                                       -----------------
                                                            1996       1995        1994
                                                            ----       -----       -----
Fixed maturities........................................    $ .7       $  .4       $--
Real estate-related investments.........................      .5        20.5        28.4
                                                            ----       -----       -----
       Total............................................    $1.2       $20.9       $28.4
                                                            ====       =====       =====
Basis points............................................       3          43          55
                                                            ====       =====       =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at December 31, 1996, KILICO estimates foregone investment income in 1997 will increase compared with the 1996 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. KILICO expects, however, that any adverse effects should be offset, to some extent, by certain advantages that it expects to realize over time from its other investment strategies, its product mix and its continuing cost-control measures. Other mitigating factors include marketing advantages that could result from KILICO having lower levels of investment risk, higher financial strength and claims-paying ability ratings and earnings improvements from KILICO's ability to adjust crediting rates on annuities and interest-sensitive life products over time.

REALIZED INVESTMENT RESULTS

Reflected in net income (loss) are after-tax realized investment gains of $8.8 million in 1996, compared with after-tax realized investment losses of $207.2 million and $35.5 million in 1995 and 1994, respectively. (See note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.)

Unrealized gains and losses on fixed maturity investments are not reflected in KILICO's net income (loss). These changes in unrealized value are included within a separate component of stockholder's equity, net of any applicable income taxes. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

KILICO regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

A valuation allowance has been established, and is evaluated as of each reported period end, to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized. (See note captioned "Income Taxes" in the notes to the consolidated financial statements.)

INTEREST RATES

In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates subsequently declined through the remainder of 1995. In 1996, however, interest rates again began to rise.

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

The rising interest rate environment in 1996 contributed to an increase in net investment income as well as to both realized and unrealized fixed maturity investment losses. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately 57 percent of KILICO's fixed and variable annuity liabilities as of December 31, 1996, however, were no longer subject to significant surrender fees.

As interest rates rose during 1996, KILICO's capital resources were adversely impacted by unrealized loss positions from its fixed maturity investments.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, other operating revenue and cash provided from maturing or sold investments. (See the Policyholder surrenders and withdrawals table and related discussion on page 9 and "INVESTMENTS" beginning on page 10.)

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

STOCKHOLDER'S EQUITY

Stockholder's equity totaled $751.0 million at December 31, 1996, compared with $745.6 million at January 4, 1996. The 1996 increase in stockholder's equity was primarily due to net income of $34.4 million and an $18.4 million capital contribution, offset by a $47.4 million decrease in stockholder's equity related to the change in the unrealized loss position of KILICO's fixed maturity investment portfolio due to rising interest rates during 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE(S)
                                                              -------
Report of Independent Public Accountants....................    17
Consolidated Balance Sheets, December 31, 1996 and January
  4, 1996...................................................    18
Consolidated Statements of Operations, three years ended
  December 31, 1996.........................................    19
Consolidated Statements of Stockholder's Equity, three years
  ended December 31, 1996...................................    20
Consolidated Statements of Cash Flows, three years ended
  December 31, 1996.........................................    21
Notes to Consolidated Financial Statements..................  22-35
Financial Statement Schedules:
  Reinsurance...............................................    44
  Valuation and Qualifying Accounts.........................    45

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder's
Kemper Investors Life Insurance Company:

We have audited the accompanying consolidated balance sheets of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1996 and as of January 4, 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for the periods from January 4, 1996 to December 31, 1996 (post-acquisition), and for each of the years in the two-year period ended December 31, 1995 (pre-acquisition). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned post-acquisition consolidated financial statements and financial statement schedules present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1996 and as of January 4, 1996, and the results of their operations and their cash flows for the post-acquisition period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned pre-acquisition consolidated financial statements present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries and the results of their operations and their cash flows for the pre-acquisition periods, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 4, 1996, an investor group as described in Note 1, acquired all of the outstanding stock of Kemper Investors Life Insurance Company in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

                                       KPMG PEAT MARWICK LLP
Chicago, Illinois
March 21, 1997

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              DECEMBER 31      JANUARY 4
                                                                 1996             1996
                                                              -----------      ----------
ASSETS
Fixed maturities, available for sale, at fair value (cost:
  December 31, 1996, $3,929,650; January 4, 1996,
  $3,749,323)...............................................  $3,866,431       $3,749,323
Short-term investments......................................      71,696          372,515
Joint venture mortgage loans................................     110,971          110,194
Third-party mortgage loans..................................     106,585          144,450
Other real estate-related investments.......................      50,157           34,296
Policy loans................................................     288,302          289,390
Other invested assets.......................................      23,507           19,215
                                                              ----------       ----------
          Total investments.................................   4,517,649        4,719,383
Cash........................................................       2,776           25,811
Accrued investment income...................................     115,199          104,402
Goodwill....................................................     244,688          254,883
Value of business acquired..................................     189,639          190,222
Deferred insurance acquisition costs........................      26,811           --
Federal income tax receivable...............................       3,840          112,646
Reinsurance recoverable.....................................     427,165          502,836
Receivable on sales of securities...........................      32,569              902
Other assets and receivables................................      30,277           10,540
Assets held in separate accounts............................   2,127,247        1,761,110
                                                              ----------       ----------
          Total assets......................................  $7,717,860       $7,682,735
                                                              ==========       ==========
LIABILITIES
Future policy benefits......................................  $4,256,521       $4,585,148
Ceded future policy benefits................................     427,165          502,836
Benefits and claims payable to policyholders................      36,142            4,535
Other accounts payable and liabilities......................      59,462           30,030
Deferred income taxes.......................................      60,362           53,472
Liabilities related to separate accounts....................   2,127,247        1,761,110
                                                              ----------       ----------
          Total liabilities.................................   6,966,899        6,937,131
                                                              ----------       ----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares.....       2,500            2,500
Additional paid-in capital..................................     761,538          743,104
Unrealized loss on investments..............................     (47,498)          --
Retained earnings...........................................      34,421           --
                                                              ----------       ----------
          Total stockholder's equity........................     750,961          745,604
                                                              ----------       ----------
          Total liabilities and stockholder's equity........  $7,717,860       $7,682,735
                                                              ==========       ==========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                               PREACQUISITION
                                                                           ----------------------
                                                                1996         1995          1994
                                                              --------     ---------     --------
REVENUE
Net investment income.......................................  $299,688     $ 348,448     $353,084
Realized investment gains (losses)..........................    13,602      (318,700)     (54,557)
Premium income..............................................     7,822           236        --
Fees and other income.......................................    35,095        38,101       31,950
                                                              --------     ---------     --------
          Total revenue.....................................   356,207        68,085      330,477
                                                              --------     ---------     --------
BENEFITS AND EXPENSES
Benefits and interest credited to policyholders.............   237,349       245,615      248,494
Commissions, taxes, licenses and fees.......................    28,135        31,793       26,910
Operating expenses..........................................    24,678        20,837       25,324
Deferral of insurance acquisition costs.....................   (27,820)      (36,870)     (31,852)
Amortization of insurance acquisition costs.................     2,316        14,423       20,809
Amortization of value of business acquired..................    21,530        --            --
Amortization of goodwill....................................    10,195        --            --
                                                              --------     ---------     --------
          Total benefits and expenses.......................   296,383       275,798      289,685
                                                              --------     ---------     --------
Income (loss) before income tax expense (benefit)...........    59,824      (207,713)      40,792
Income tax expense (benefit)................................    25,403       (74,664)      14,431
                                                              --------     ---------     --------
          Net income (loss).................................  $ 34,421     $(133,049)    $ 26,361
                                                              ========     =========     ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                                        PREACQUISITION
                                                                                   -------------------------
                                                         DECEMBER 31   JANUARY 4   DECEMBER 31   DECEMBER 31
                                                            1996         1996         1995          1994
                                                         -----------   ---------   -----------   -----------
CAPITAL STOCK, beginning and end of period.............   $  2,500     $  2,500     $   2,500     $   2,500
                                                          --------     --------     ---------     ---------

ADDITIONAL PAID-IN CAPITAL, beginning of period........    743,104      491,994       491,994       409,423
Capital contributions from parent......................     18,434        --           --            82,500
Adjustment to reflect purchase accounting method.......     --          251,110        --                --
Transfer of limited partnership interest to parent.....     --            --           --                71
                                                          --------     --------     ---------     ---------
          End of period................................    761,538      743,104       491,994       491,994
                                                          --------     --------     ---------     ---------

UNREALIZED GAIN (LOSS) ON INVESTMENTS, beginning of
  period...............................................     --           68,502      (236,443)       93,096
Unrealized gain (loss) on revaluation of investments,
  net..................................................    (47,498)       --          304,945      (329,539)
Adjustment to reflect purchase accounting method.......     --          (68,502)       --            --
                                                          --------     --------     ---------     ---------
          End of period................................    (47,498)       --           68,502      (236,443)
                                                          --------     --------     ---------     ---------

RETAINED EARNINGS, beginning of period.................     --           42,880       175,929       149,568
Net income (loss)......................................     34,421        --         (133,049)       26,361
Adjustment to reflect purchase accounting method.......     --          (42,880)       --            --
                                                          --------     --------     ---------     ---------
          End of period................................     34,421        --           42,880       175,929
                                                          --------     --------     ---------     ---------

          Total stockholder's equity...................   $750,961     $745,604     $ 605,876     $ 433,980
                                                          ========     ========     =========     =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                                   PREACQUISITION
                                                                              -------------------------
                                                                 1996           1995           1994
                                                              -----------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $    34,421     $(133,049)    $    26,361
  Reconcilement of net income (loss) to net cash provided:
     Realized investment losses (gains).....................      (13,602)      318,700          54,557
     Interest credited and other charges....................      230,298       237,984         242,591
     Deferred insurance acquisition costs...................      (25,504)      (22,447)        (11,043)
     Amortization of value of business acquired.............       21,530        --             --
     Amortization of goodwill...............................       10,195        --             --
     Amortization of discount and premium on investments....       25,743         4,586          (1,383)
     Deferred income taxes..................................         (897)       38,423          20,809
     Net change in Federal income tax receivable............      108,806       (86,990)            809
     Other, net.............................................      (22,283)      (29,905)        (14,161)
                                                              -----------     ---------     -----------
          Net cash provided from operating activities.......      368,707       327,302         318,540
                                                              -----------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity......................      264,383       320,143         144,717
     Fixed maturities sold prior to maturity................      891,995       297,637         910,913
     Mortgage loans, policy loans and other invested
       assets...............................................      168,727       450,573         536,668
  Cost of investments purchased or loans originated:
     Fixed maturities.......................................   (1,369,091)     (549,867)     (1,447,393)
     Mortgage loans, policy loans and other invested
       assets...............................................     (119,044)     (131,966)       (281,059)
  Short-term investments, net...............................      300,819      (168,351)        198,299
  Net change in receivable and payable for securities
     transactions...........................................      (31,667)       (1,397)        (16,553)
  Net reductions in other assets............................          105         1,996           2,678
                                                              -----------     ---------     -----------
          Net cash provided by investing activities.........      106,237       218,768          48,270
                                                              -----------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................      141,159       247,778         215,034
     Withdrawals............................................     (700,084)     (755,917)       (652,513)
  Capital contributions from parent.........................       18,434            --          82,500
  Other.....................................................       42,512       (35,309)          3,871
                                                              -----------     ---------     -----------
          Net cash used in financing activities.............     (497,979)     (543,448)       (351,108)
                                                              -----------     ---------     -----------
               Net increase (decrease) in cash..............      (23,035)        2,622          15,702
CASH, beginning of period...................................       25,811        23,189           7,487
                                                              -----------     ---------     -----------
CASH, end of period.........................................  $     2,776     $  25,811     $    23,189
                                                              ===========     =========     ===========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"). On January 4, 1996, an investor group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of the change in control, Zurich and Insurance Partners own 80 percent and 20 percent, respectively, of Kemper and therefore the Company.

The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated.

PURCHASE ACCOUNTING METHOD

The acquisition of the Company on January 4, 1996, was accounted for using the purchase method of accounting. The consolidated financial statements of the Company prior to January 4, 1996, were prepared on a historical cost basis in accordance with generally accepted accounting principles. The accompanying financial statements and notes thereto prepared prior to January 4, 1996 have been labeled "preacquisition". The accompanying consolidated financial statements of KILICO as of January 4, 1996 (the acquisition date) and as of and for the year ended December 31, 1996, have been prepared in conformity with the purchase method of accounting. The Company has presented January 4, 1996 (the acquisition date), as the opening purchase accounting balance sheet for comparative purposes throughout the accompanying financial statements and notes thereto.

Under purchase accounting, the Company's assets and liabilities have been marked to their relative fair market values as of the acquisition date. The difference between the cost of acquiring the Company and the net fair market values of the Company's assets and liabilities as of the acquisition date has been recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years. The allocated cost of acquiring the Company was $745.6 million and the acquisition resulted in goodwill of $254.9 million as of January 4, 1996.

The Company reviews goodwill to determine if events or changes in circumstances may have affected the recoverability of the outstanding goodwill as of each reporting period. In the event that the Company determines that goodwill is not recoverable, it would amortize such amounts as additional goodwill expense in the accompanying financial statements. As of December 31, 1996, the Company believes that no such adjustment is necessary.

Purchase accounting adjustments primarily affected the recorded historical values of fixed maturities, mortgage loans, other invested assets, deferred insurance acquisition costs, future policy benefits and deferred income taxes.

Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996, have been replaced by the value of business acquired.

The value of business acquired reflects the estimated fair value of the Company's life insurance business in force and represents the portion of the cost to acquire the Company that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the present value of the actuarially determined projected cash flows for the acquired policies.

A 15 percent discount rate was used to determine such value and represents the rate of return required by Zurich and Insurance Partners to invest in the business being acquired. In selecting the rate of return used to value the policies purchased, the Company considered the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows, the cost of capital available to fund the acquisition, the perceived likelihood of changes in insurance regulations and tax laws, the complexity of the Company's business, and the prices paid (i.e., discount rates used in determining other life insurance company valuations) on similar blocks of business sold in recent periods.

The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2001 are as follows:

                                                                                                     PROJECTED
                     (IN THOUSANDS)                        BEGINNING                  ACCRETION OF    ENDING
                 YEAR ENDED DECEMBER 31                     BALANCE    AMORTIZATION     INTEREST      BALANCE
--------------------------------------------------------   ---------   ------------   ------------   ---------
1996....................................................   $190,222      $(31,427)      $ 9,897      $168,692
1997....................................................    168,692       (26,330)       10,152       152,514
1998....................................................    152,514       (26,769)        9,085       134,830
1999....................................................    134,830       (26,045)        8,000       116,785
2000....................................................    116,785       (24,288)        6,834        99,331
2001....................................................     99,331       (21,538)        5,867        83,660

The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to stockholder's equity, net of income tax. As of December 31, 1996, this adjustment increased the value of business acquired and stockholder's equity by approximately $20.9 million and $13.6 million, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the accompanying financial statements. As further discussed in the accompanying notes to the consolidated financial statements, significant estimates and assumptions affect deferred insurance acquisition costs, the value of business acquired, provisions for real estate-related losses and reserves, other-than-temporary declines in values for fixed maturities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

LIFE INSURANCE REVENUE AND EXPENSES

Revenue for annuities and interest-sensitive life insurance products consists of investment income, and policy charges such as mortality, expense and surrender charges. Expenses consist of benefits and interest credited to contracts, policy maintenance costs and amortization of deferred insurance acquisition costs. Also reflected in fees and other income is a ceding commission experience adjustment received in 1995 as a result of certain reinsurance transactions entered into by the Company during 1992. (See note captioned "Reinsurance".)

Premiums for term life policies are reported as earned when due. Profits for such policies are recognized over the duration of the insurance policies by matching benefits and expenses to premium income.

DEFERRED INSURANCE ACQUISITION COSTS

The costs of acquiring new business after January 4, 1996, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Deferred insurance acquisition costs related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio, through a credit or charge to stockholder's equity, net of income tax. The deferred insurance acquisition costs for term-life insurance products are being amortized over the premium paying period of the policies.

FUTURE POLICY BENEFITS

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 4.0 percent to

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

7.5 percent. Future minimum guaranteed interest rates vary from 3.0 percent to
4.5 percent. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 3.0 percent to 12.0 percent.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Estimated future investment yields are a level 7 percent for reinsurance assumed and for direct business, 8 percent for three years; 7 percent for year four; and 6 percent thereafter.

INVESTED ASSETS AND RELATED INCOME

Investments in fixed maturities are carried at fair value. Short-term investments are carried at cost, which approximates fair value. (See note captioned "Fair Value of Financial Instruments".)

The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and asset-backed securities, over the estimated life of the security. Such amortization is included in net investment income. Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturities deemed to be impaired on an other-than-temporary basis, or on mortgage loans, real estate-related bonds and other real estate loans where the likelihood of collection of interest is doubtful.

Mortgage loans are carried at their unpaid balance, net of unamortized discount and any applicable reserves or write-downs. Other real estate-related investments net of any applicable reserve and write-downs include notes receivable from real estate ventures; investments in real estate ventures, adjusted for the equity in the operating income or loss of such ventures; common stock carried at fair value and real estate owned carried at fair value.

Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions and calculated in conformity with Statement of Financial Accounting Standards ("SFAS") 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, indicate a likelihood of loss. At year-end 1995, reflecting the Company's change in strategy with respect to its real estate portfolio, and the disposition thereof, and on January 4, 1996, reflecting the acquisition of the Company, real estate-related investments were valued using an estimate of the investments observable market price, net of estimated costs to sell. Prior to year-end 1995, the Company evaluated its real estate-related assets (including accrued interest) by estimating the probabilities of loss utilizing various projections that included several factors relating to the borrower, property, term of the loan, tenant composition, rental rates, other supply and demand factors and overall economic conditions. Generally, at that time, the reserve was based upon the excess of the loan amount over the estimated future cash flows from the loan, discounted at the loan's contractual rate of interest taking into consideration the effects of recourse to, and subordination of loans held by, affiliated non-life realty companies.

Under purchase accounting, the market value of the Company's policy loans and other invested assets consisting primarily of venture capital investments and a leveraged lease, became the Company's new cost basis in such investments. Investments in policy loans and other invested assets after January 4, 1996 are carried at cost. Other invested assets also include equity securities, not related to real estate-related investments, which are carried at fair value.

Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Net unrealized gains or losses on revaluation of investments are credited or charged to stockholder's equity. Such unrealized gains are recorded net of deferred income tax expense, while unrealized losses are not tax benefitted.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SEPARATE ACCOUNT BUSINESS

The assets and liabilities of the separate accounts represent segregated funds administered and invested by the Company for purposes of funding variable annuity and variable life insurance contracts for the exclusive benefit of variable annuity and variable life insurance contract holders. The Company receives administrative fees from the separate account and retains varying amounts of withdrawal charges to cover expenses in the event of early withdrawals by contract holders. The assets and liabilities of the separate accounts are carried at fair value.

INCOME TAX

The operations of the Company prior to January 4, 1996 have been included in the consolidated Federal income tax return of Kemper. Income taxes receivable or payable have been determined on a separate return basis, and payments have been received from or remitted to Kemper pursuant to a tax allocation arrangement between Kemper and its subsidiaries, including the Company. The Company generally had received a tax benefit for losses to the extent such losses can be utilized in Kemper's consolidated Federal tax return. Subsequent to January 4, 1996, the Company and its subsidiaries will file separate Federal income tax returns.

Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) CASH FLOW INFORMATION

The Company defines cash as cash in banks and money market accounts. Federal income tax refunded by Kemper under the tax allocation arrangement for the period from January 1, 1996 to January 4, 1996 and for the years ended December 31, 1995 and 1994 amounted to $108.8 million, $25.2 million and $10.7 million, respectively. The Company paid $28.1 million of Federal income taxes directly to the United States Treasury Department during 1996.

Not reflected in the statement of cash flows are rollovers of mortgage loans, other loans and investments totaling approximately $57.0 million in 1994.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturities are considered available for sale. The carrying value (estimated fair value) of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, were as follows:

                                                                                        ESTIMATED UNREALIZED
                                                               CARRYING    AMORTIZED    ---------------------
                                                                VALUE         COST       GAINS       LOSSES
                       (in thousands)                          --------    ---------     -----       ------
DECEMBER 31, 1996
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $   92,238   $   93,202     $   --     $   (964)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      30,853       31,519         --         (666)
Debt securities issued by foreign governments...............     105,394      108,456        504       (3,566)
Corporate securities........................................   1,896,615    1,935,511      5,918      (44,814)
Mortgage and asset-backed securities........................   1,741,331    1,760,962      1,990      (21,621)
                                                              ----------   ----------     ------     --------
       Total fixed maturities...............................  $3,866,431   $3,929,650     $8,412     $(71,631)
                                                              ==========   ==========     ======     ========

JANUARY 4, 1996
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $  215,637   $  215,637     $   --     $     --
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      24,241       24,241         --           --
Debt securities issued by foreign governments...............     139,361      139,361         --           --
Corporate securities........................................   1,695,268    1,695,268         --           --
Mortgage and asset-backed securities........................   1,674,816    1,674,816         --           --
                                                              ----------   ----------     ------     --------
       Total fixed maturities...............................  $3,749,323   $3,749,323     $   --     $     --
                                                              ==========   ==========     ======     ========

Upon default or indication of potential default by an issuer of fixed maturity securities, the Company-owned issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other than temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

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

The Company's $267.7 million real estate portfolio at December 31, 1996 consists of joint venture and third-party mortgage loans and other real estate-related investments.

At December 31, 1996 and January 4, 1996, total impaired loans were as follows:

                                                                DECEMBER 31     JANUARY 4
                                                                    1996           1996
                       (in millions)                            -----------     ---------
Impaired loans without reserves--gross......................       $39.8          $--
Impaired loans with reserves--gross.........................         7.6           21.9
                                                                   -----          -----
       Total gross impaired loans...........................        47.4           21.9
Reserves related to impaired loans..........................        (4.4)          (6.5)
                                                                   -----          -----
       Net impaired loans...................................       $43.0          $15.4
                                                                   =====          =====

Impaired loans without reserves include loans in which the deficit in equity investments in real estate-related investments is considered in determining reserves and write-downs. At December 31, 1996, the Company's deficit in

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED) equity investments considered in determining reserve and write-downs amounted to $5.9 million. The Company had an average balance of $30.8 million and $124.2 million in impaired loans for 1996 and 1995, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

At December 31, 1996 and January 4, 1996, loans on nonaccrual status amounted to $43.5 million and $3.5 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

At December 31, 1996, securities carried at approximately $6.1 million were on deposit with governmental agencies as required by law.

At December 31, 1996, the Company had six separate asset-backed securities included in fixed maturity investments from trusts formed to securitize assets underwritten by Green Tree Financial Corporation, which in aggregate amounted to $90.7 million. No other investments exceeded ten percent of the Company's stockholder's equity at December 31, 1996.

Proceeds from sales of investments in fixed maturities prior to maturity were $892.0 million, $297.6 million and $910.9 million during 1996, 1995 and 1994, respectively. Gross gains of $9.9 million, $21.2 million and $6.0 million and gross losses of $16.2 million, $11.9 million and $55.9 million were realized on sales of fixed maturities in 1996, 1995 and 1994, respectively.

The following table sets forth the maturity aging schedule of fixed maturity investments at December 31, 1996:

                                                                 CARRYING     AMORTIZED
                                                                  VALUE       COST VALUE
                       (in thousands)                            --------     ----------
One year or less............................................    $   36,814    $   36,862
Over one year through five..................................       643,741       648,811
Over five years through ten.................................     1,170,034     1,200,620
Over ten years..............................................       274,511       282,395
Securities not due at a single maturity date(1).............     1,741,331     1,760,962
                                                                ----------    ----------
       Total fixed maturities...............................    $3,866,431    $3,929,650
                                                                ==========    ==========

---------------
(1) Weighted average maturity of 4.6 years.

The sources of net investment income were as follows:

                                                                                   PREACQUISITION
                                                                               -----------------------
                                                                  1996           1995           1994
                       (in thousands)                           --------       --------       --------
Interest and dividends on fixed maturities..................    $250,683       $269,934       $274,231
Dividends on equity securities..............................         646            681          1,751
Income from short-term investments..........................       9,130         13,159         10,668
Income from mortgage loans..................................      20,257         40,494         41,713
Income from policy loans....................................      20,700         19,658         18,517
Income from other real estate-related investments...........       4,917         15,565         21,239
Income from other loans and investments.....................       2,480          1,555          3,533
                                                                --------       --------       --------
       Total investment income..............................     308,813        361,046        371,652
Investment expense..........................................      (9,125)       (12,598)       (18,568)
                                                                --------       --------       --------
       Net investment income................................    $299,688       $348,448       $353,084
                                                                ========       ========       ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
Realized gains (losses) for the years ended December 31, 1996, 1995 and 1994, were as follows:

                                                                         REALIZED GAINS (LOSSES)
                                                                ------------------------------------------
                                                                                      PREACQUISITION
                                                                                --------------------------
                                                                 1996             1995              1994
(in thousands)                                                  -------         ---------         --------
Real estate-related.........................................    $17,462         $(325,611)        $(41,720)
Fixed maturities............................................     (6,344)            9,336          (49,857)
Equity securities...........................................      --                 (346)          28,243
Other.......................................................      2,484            (2,079)           8,777
                                                                -------         ---------         --------
  Realized investment gains (losses) before income tax
     expense (benefit)......................................     13,602          (318,700)         (54,557)
Income tax expense (benefit)................................      4,761          (111,545)         (19,095)
                                                                -------         ---------         --------
  Net realized investment gains (losses)....................    $ 8,841         $(207,155)        $(35,462)
                                                                =======         =========         ========

Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity securities and other--the difference between fair value and cost. The change in unrealized investment gains (losses) by class of investment for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                    CHANGE IN UNREALIZED GAINS (LOSSES)
                                                              ------------------------------------------------
                                                                                             PREACQUISITION
                                                                                          --------------------
                                                                                              DECEMBER 31
                                                              DECEMBER 31    JANUARY 4    --------------------
                                                                  1996          1996        1995       1994
(in thousands)                                               ------------   ----------   --------   ---------
Fixed maturities............................................    $(63,219)       $--       $351,964   $(351,646)
Equity securities...........................................       1,256         --            180     (32,710)
Adjustment to deferred insurance acquisition costs..........       1,307         --        (14,277)     11,325
Adjustment to value of business acquired....................      20,947         --          --         --
                                                                --------        ---       --------   ---------
  Unrealized gain (loss) before income tax expense
     (benefit)..............................................     (39,709)        --        337,867    (373,031)
Income tax expense (benefit)................................       7,789         --         32,922     (43,492)
                                                                --------        ---       --------   ---------
       Net unrealized gain (loss) on investments............    $(47,498)       $--       $304,945   $(329,539)
                                                                ========        ===       ========   =========

(4) UNCONSOLIDATED INVESTEES

At December 31, 1996, the Company, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

As of December 31, 1996 and January 4, 1996, the Company's net equity investment in unconsolidated investees amounted to $11.7 million and $11.4 million, respectively. The Company's share of net income related to such unconsolidated investees amounted to $223 thousand for the year ended December 31, 1996, compared with net losses of $453 thousand, and $6.3 million for the years ended December 31, 1995 and 1994, respectively.

Also at January 4, 1996, the Company had joint venture-related loans totaling $21.8 million before reserves to partnerships in which Lumbermens Mutual Casualty Company, an affiliate until August 1993 ("Lumbermens"), had equity interests. These joint venture-related loans were sold during 1996.

(5) CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage-backed securities (see "INVESTMENTS" beginning on page 10) and real estate.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONCENTRATION OF CREDIT RISK (CONTINUED)
The Company's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:

GEOGRAPHIC DISTRIBUTION AS OF DECEMBER 31, 1996

California...........................   35.2%
Illinois.............................   13.5
Hawaii...............................   11.0
Colorado.............................    7.9
Oregon...............................    7.6
Washington...........................    7.4
Florida..............................    5.4
Texas................................    4.2
Ohio.................................    2.7
Other states.........................    5.1
                                       -----
          Total......................  100.0%
                                       =====

DISTRIBUTION BY PROPERTY TYPE AS OF DECEMBER 31, 1996

Hotel................................   38.8%
Land.................................   24.4
Office...............................   14.1
Residential..........................    9.1
Retail...............................    2.6
Industrial...........................    1.0
Other................................   10.0
                                       -----
          Total......................  100.0%
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

Undeveloped land represented approximately 24.4 percent of the Company's real estate portfolio at December 31, 1996. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including Kemper's and the Company's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. The values of certain development projects have been written down as of December 31, 1995, reflecting changes in plans in connection with the Zurich-led acquisition of Kemper. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and the Company's plans with respect to such projects may not change substantially.

Approximately half of the Company's real estate loans are on properties or projects where the Company, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners. (See note captioned "Unconsolidated Investees".)

At December 31, 1996, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), have interests constituted approximately $101.3 million, or 37.8 percent, of the Company's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At December 31, 1996, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At December 31, 1996, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, constituted approximately $53.0 million, or 19.8 percent, of the Company's real estate portfolio. The Company's interest in the MLP is a less than one percent limited partnership interest and Kemper's interest is 75 percent at December 31, 1996. At December 31, 1996, MLP-related commitments accounted for approximately $9.4 million of the Company's off-balance-sheet legal commitments, which the Company expects to fund.

At December 31, 1996, the Company's loans to and investments in projects with the Prime Group, Inc. or its affiliates totaled approximately $(5.3) million. Negative amounts represent the Company's share of project related operating losses in excess of the Company's investment. Prime Group-related commitments, however, accounted for $145.2 million of the off-balance-sheet legal commitments at December 31, 1996, of which the Company expects to fund $15.9 million.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                               PREACQUISITION
                                                                           ----------------------
                                                               1996          1995          1994
                       (in thousands)                         -------      ---------      -------
Current.....................................................  $26,300      $(113,087)     $(6,898)
Deferred....................................................     (897)        38,423       21,329
                                                              -------      ---------      -------
          Total.............................................  $25,403      $ (74,664)     $14,431
                                                              =======      =========      =======

Included in the 1995 current tax benefit is the recognition of a net operating loss carryover at December 31, 1995 which was utilized against taxable income on Kemper's consolidated short-period Federal income tax return for the January 1 through January 4, 1996 tax year. Beginning January 5, 1996, the Company and its subsidiaries will each file a stand alone Federal income tax return. Previously, the Company had filed a consolidated Federal income tax return with Kemper. In 1996, the Company and Kemper settled all outstanding balances under the tax allocation agreement.

The actual income tax expense (benefit) for 1996, 1995 and 1994 differed from the "expected" tax expense (benefit) for those years as displayed below. "Expected" tax expense (benefit) was computed by applying the U.S. Federal corporate tax rate of 35 percent in 1996, 1995, and 1994 to income (loss) before income tax expense (benefit).

                                                                              PREACQUISITION
                                                                           ---------------------
                                                               1996          1995         1994
                       (in thousands)                         -------      --------      -------
Computed expected tax expense (benefit).....................  $20,938      $(72,700)     $14,277
Difference between "expected" and actual tax expense
  (benefit):
  State taxes...............................................      913        (1,370)         645
  Amortization of goodwill..................................    3,568         --           --
  Foreign tax credit........................................    --             (183)        (155)
  Other, net................................................      (16)         (411)        (336)
                                                              -------      --------      -------
          Total actual tax expense (benefit)................  $25,403      $(74,664)     $14,431
                                                              =======      ========      =======

Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company only records deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance recorded for the portion that is not likely to be realized.

The Company has established a valuation allowance to reduce the deferred Federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's Federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. The change in the valuation allowance is related solely to the change in the net deferred Federal tax asset or liability from unrealized gains or losses on investments.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred Federal tax liability were as follows:

                                                                                          Preacquisition
                                                                                       ---------------------
                                                                                            December 31
                                                           December 31    January 4    ---------------------
                                                              1996          1996         1995         1994
                     (in thousands)                        -----------    ---------    ---------    --------
Deferred Federal tax assets:
  Unrealized losses on investments.......................   $ 16,624      $  --        $      --    $ 85,331
  Life policy reserves...................................     46,452        46,654        42,512      51,519
  Real estate-related....................................     20,642        27,736        21,920      39,360
  Other investment-related...............................      5,409         1,773         1,725       7,435
  Other..................................................      8,159         9,750         6,864       6,415
                                                            --------      --------     ---------    --------
     Total deferred Federal tax assets...................     97,286        85,913        73,021     190,060
  Valuation allowance....................................    (31,825)      (15,201)      (15,201)   (100,532)
                                                            --------      --------     ---------    --------
     Total deferred Federal tax assets after valuation
       allowance.........................................     65,461        70,712        57,820      89,528
                                                            --------      --------     ---------    --------
Deferred Federal tax liabilities:
  Deferred insurance acquisition costs...................      9,384         --          111,523     108,663
  Value of business acquired.............................     66,373        66,578        --           --
  Other investment-related...............................     28,855        37,919        --           --
  Unrealized gains on investments........................     --             --           37,919       --
  Depreciation and amortization..........................     15,473        15,490        18,767      18,878
  Other..................................................      5,738         4,197         2,320       3,351
                                                            --------      --------     ---------    --------
     Total deferred Federal tax liabilities..............    125,823       124,184       170,529     130,892
                                                            --------      --------     ---------    --------
Net deferred Federal tax liabilities.....................   $(60,362)     $(53,472)    $(112,709)   $(41,364)
                                                            ========      ========     =========    ========

The valuation allowance is subject to future adjustments based on, among other items, the Company's estimates of future operating earnings and capital gains.

The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1993 are currently under examination by the IRS.

(7) RELATED-PARTY TRANSACTIONS

The Company received cash capital contributions of $18.4 million and $82.5 million during 1996 and 1994, respectively.

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 1996 and January 4, 1996, joint venture mortgage loans totaled $111.0 million and $110.2 million, respectively, and during 1996, 1995 and 1994, the Company earned interest income on these joint venture loans of $9.5 million, $19.6 million and $22.0 million, respectively.

All of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. The Company is allocated expenses for the utilization of FKLA employees and facilities, the investment management services of Zurich Kemper Investments, Inc. ("ZKI"), an affiliated company, and the information systems of Kemper Service Company ("KSvC"), a ZKI subsidiary, based on the Company's share of administrative, legal, marketing, investment management, information systems and operation and support services. During 1996, 1995 and 1994, expenses allocated to the Company from ZKI and KSvC amounted to $1.7 million, $4.4 million and $6.5 million, respectively. The Company also paid to ZKI investment management fees of $3.6 million, $3.4 million and $6.0 million during 1996, 1995 and 1994, respectively. In addition, expenses allocated to the Company from FKLA during 1996, 1995 and 1994 amounted to $10.5 million, $14.3 million and $11.1 million, respectively.

During 1995 and 1994, the Company sold certain mortgages and real estate-related investments, net of reserves, amounting to approximately $3.5 million and $154.0 million, respectively, to an affiliated non-life realty company, in

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) RELATED-PARTY TRANSACTIONS (CONTINUED)

exchange for cash. No gain or loss was recognized on these sales. During 1996, the Company purchased approximately $24.5 million of real estate-related investments from such affiliated non-life realty subsidiaries for cash. The Company also paid to Kemper real estate subsidiaries $1.8 million in both 1996 and 1995, related to the management of the Company's real estate portfolio.

(8) REINSURANCE

In the ordinary course of business, the Company enters into reinsurance agreements to diversify risk and limit its overall financial exposure to certain blocks of fixed-rate annuities and to individual death claims. The Company generally cedes 100 percent of the related annuity liabilities under the terms of the reinsurance agreements. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liabilities and obligations to policyholders. As such, these amounts paid or deemed to have been paid are recorded on the Company's consolidated balance sheet as reinsurance recoverables and ceded future policy benefits.

In 1992 and 1991, the Company entered into 100 percent indemnity reinsurance agreements ceding $515.7 million and $416.3 million, respectively, of its fixed-rate annuity liabilities to FLA. FLA is a mutual insurance company that shares common management and common board members with the Company, FKLA and Kemper. As of December 31, 1996 and January 4, 1996, the reinsurance recoverable related to the fixed-rate annuity liabilities ceded to FLA amounted to $427.0 million and $502.8 million, respectively. During 1995, the Company recorded income of $4.4 million related to a ceding commission experience adjustment from the 1992 reinsurance agreement.

In December 1996, the Company assumed on a yearly renewable term basis approximately $14.4 billion (face amount) of term life insurance from FKLA. As a result of this transaction, the Company recorded premiums and reserves of approximately $7.3 million. The difference between the cash transferred, which represents the statutory reserves of the business assumed, and the reserves recorded under generally accepted accounting principles, of approximately $18.4 million, was deemed to be a capital contribution from Kemper and was recorded as additional paid-in-capital during 1996.

The Company's retention limit on term life insurance is $300 thousand (face amount) on the life of any one individual with the excess amounts ceded to outside reinsurers. The term life insurance business assumed from FKLA during 1996 did not have any individual contracts greater than $300 thousand in face amount. Reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $102 thousand as of December 31, 1996.

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

FKLA sponsors a welfare plan that provides medical and life insurance benefits to its retired and active employees and the Company is allocated a portion of the costs of providing such benefits. The Company is self insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $10,000 per participant.

The allocated accumulated postretirement benefit obligation accrued by the Company amounted to $1.7 million and $687 thousand at December 31, 1996 and January 4, 1996, respectively.

The discount rate used in determining the allocated postretirement benefit obligation was 7.75 percent and 7.25 percent for 1996 and 1995, respectively. The assumed health care trend rate used was based on projected experience for 1996 and 1997, 10 percent in 1998, gradually declining to 5.0 percent by the year 2001 and remaining at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and January 4, 1996 by $56 thousand and $146 thousand, respectively.

During 1995, the Company adopted certain severance-related policies to provide benefits, generally limited in time, to former or inactive employees after employment but before retirement. The effect of adopting these policies was immaterial.

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

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 1996 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders. The Company is also contingently liable for any future guaranty fund assessments related to insolvencies of unaffiliated insurance companies, for which the life insurance industry has been unable to estimate the cost to cover losses to policyholders. No specific amount can be reasonably estimated for such insolvencies as of December 31, 1996.

(11) FINANCIAL INSTRUMENTS--OFF-BALANCE-SHEET RISK

At December 31, 1996, the Company had future legal loan commitments and stand-by financing agreements totaling $197.4 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be secured by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. The Company presently expects to fund approximately $39.6 million of these arrangements. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company was party to derivative financial instruments in the normal course of business for other than trading purposes to hedge exposures in foreign currency fluctuations related to certain foreign fixed maturity securities held by the Company. The Company sold its interest in such securities during 1996. The following table summarizes various information regarding these derivative financial instruments as of January 4, 1996:

                                                                                                              WEIGHTED
                       (In thousands)                                                             WEIGHTED     AVERAGE
                                                                                                  AVERAGE     REPRICING
                                                              NOTIONAL   CARRYING   ESTIMATED     YEARS TO    FREQUENCY
                      JANUARY 4, 1996                          AMOUNT     VALUE     FAIR VALUE   EXPIRATION    (DAYS)
                      ---------------                         --------   --------   ----------   ----------   ---------
Non-trading foreign exchange forward options................  $43,754      $112        $112         .32          30

The Company's hedges relating to foreign currency exposure were implemented using forward contracts on foreign currencies. These are generally short-duration contracts with U.S. money-center banks. The Company records realized and unrealized gains and losses on such investments in net income on a current basis. The amounts of gain (loss)

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) included in net income during 1996, 1995 and 1994 totaled $227 thousand, $(1.0) million and $6.4 million, respectively.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. A significant portion of the Company's financial instruments are carried at fair value. (See note captioned "Invested Assets and Related Income".) Fair value estimates for financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Fixed maturities and equity securities: Fair values for fixed maturity securities and for equity securities were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, ZKI.

Cash and short-term investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values.

Mortgage loans and other real estate-related investments: Fair values for mortgage loans and other real estate-related investments were estimated based upon the investments observable market price, net of estimated costs to sell. The estimates of fair value should be used with care given the inherent difficulty of estimating the fair value of real estate due to the lack of a liquid quotable market.

Other loans and investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values. The fair values of policy loans were estimated by discounting the expected future cash flows using an interest rate charged on policy loans for similar policies currently being issued.

Life policy benefits: Fair values of the life policy benefits regarding investment contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1996 to be 4.75 percent, while the assumed average market crediting rate was 5.8 percent in 1996.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
The carrying values and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                                                DECEMBER 31, 1996              JANUARY 4, 1996
                                                             ------------------------      ------------------------
                                                              CARRYING        FAIR          CARRYING        FAIR
                                                               VALUE         VALUE           VALUE         VALUE
                     (in thousands)                          ----------    ----------      ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities(1)....................................    $3,866,431    $3,866,431      $3,749,323    $3,749,323
  Cash and short-term investments........................        74,472        74,472         398,326       398,326
  Mortgage loans and other real estate-related assets....       267,713       267,713         288,940       288,940
  Policy loans...........................................       288,302       288,302         289,390       289,390
  Other invested assets..................................        23,507        23,507          19,215        19,215
Financial instruments recorded as liabilities:
  Life policy benefits...................................     4,249,264     4,101,588       4,585,148     4,585,148

---------------
(1) Includes $112 thousand carrying value and fair value for January 4, 1996, of derivative securities used to hedge the foreign currency exposure on certain specific foreign fixed maturity investments.

(14) STOCKHOLDER'S EQUITY--RETAINED EARNINGS

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. (See "Restrictions on dividends" on page 6.) The maximum amount of dividends which can be paid by the Company without prior approval in 1997 is $40.9 million. The Company paid no cash dividends in 1996, 1995 or 1994.

The Company's net income (loss) and stockholder's equity as determined in accordance with statutory accounting principles were as follows:

                                                                  1996          1995          1994
                       (in thousands)                           --------      --------      --------
Net income (loss)...........................................    $ 37,287      $(64,707)     $ 44,491
                                                                ========      ========      ========
Statutory surplus...........................................    $411,837      $383,374      $416,243
                                                                ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                       POSITION WITH KILICO AND                OTHER BUSINESS EXPERIENCE DURING
           NAME AND AGE                    YEAR OF ELECTION                          PAST 5 YEARS OR MORE
           ------------                ------------------------                --------------------------------
John B. Scott (52)................  Chief Executive Officer since    Chief Executive Officer, President and Director of
                                    February 1992. President since   Federal Kemper Life Assurance Company (FKLA) and
                                    November 1993. Director since    Fidelity Life Association (FLA) since 1988. Chief
                                    1992.                            Executive Officer, President and Director of Zurich
                                                                     Life Insurance Company of America (ZLICA) and Zurich
                                                                     Direct, Inc. (ZD) since March 1996. Chairman of the
                                                                     Board and Director of Investors Brokerage Services,
                                                                     Inc. (IBS) and Investors Brokerage Services
                                                                     Insurance Agency, Inc. (IBSIA) since 1993. Chairman
                                                                     of the Board of FKLA and FLA from April 1988 to
                                                                     January 1996. Chairman of the Board of KILICO from
                                                                     February 1992 to January 1996. Executive Vice
                                                                     President and Director of Kemper Corporation
                                                                     (Kemper) from January 1994 and March 1996,
                                                                     respectively. Executive Vice President of Kemper
                                                                     Financial Companies, Inc. from January 1994 to
                                                                     January 1996 and Director from 1992 to January 1996.

Jerome J. Cwiok (49)..............  Executive Vice President since   Executive Vice President of FKLA and FLA since 1995.
                                    1995.                            Executive Vice President of ZLICA and ZD since March
                                                                     1996. Director of IBS and IBSIA since 1994. Director
                                                                     of FKLA from October 1995 to January 1996. Senior
                                                                     Vice President of KILICO, FKLA and FLA from November
                                                                     1993 to March 1995. Vice President of FKLA, KILICO
                                                                     and FLA since 1993. Executive Vice President of
                                                                     Academy Insurance Group from 1986 to 1993.

Eliane C. Frye (49)...............  Executive Vice President since   Executive Vice President of FKLA and FLA since 1995.
                                    1995.                            Executive Vice President of ZLICA and ZD since March
                                                                     1996. Director of IBS and IBSIA since 1995. Senior
                                                                     Vice President of KILICO, FKLA and FLA from 1993 to
                                                                     1995. Vice President of FKLA and FLA from 1988 to
                                                                     1993.

Frederick L. Blackmon (45)........  Senior Vice President and Chief  Senior Vice President and Chief Financial Officer of
                                    Financial Officer since          FKLA since December 1995. Senior Vice President and
                                    December 1995.                   Chief Financial Officer of FLA since January 1996.
                                                                     Senior Vice President and Chief Financial Officer of
                                                                     ZLICA since March 1996. Senior Vice President, Chief
                                                                     Financial Officer and Director of ZD since March
                                                                     1996. Treasurer and Chief Financial Officer of
                                                                     Kemper since January 1996. Chief Financial Officer
                                                                     of Alexander Hamilton Life Insurance Company from
                                                                     April 1989 to November 1995.

James C. Harkensee (38)...........  Senior Vice President since      Senior Vice President of FKLA and FLA since January
                                    January 1996.                    1996. Senior Vice President of ZLICA since 1995.
                                                                     Senior Vice President of ZD since 1995. Vice
                                                                     President of ZLICA from 1992 to 1995. Chief Actuary
                                                                     of ZLICA from 1991 to 1994. Assistant Vice President
                                                                     of ZLICA from 1990 to 1992. Vice President of ZD
                                                                     from 1994 to 1995.

                                       POSITION WITH KILICO AND                OTHER BUSINESS EXPERIENCE DURING
           NAME AND AGE                    YEAR OF ELECTION                          PAST 5 YEARS OR MORE
           ------------                ------------------------                --------------------------------
James E. Hohmann (41).............  Senior Vice President and Chief  Senior Vice President and Chief Actuary of FKLA
                                    Actuary since December 1995.     since December 1995. Senior Vice President and Chief
                                                                     Actuary of FLA since January 1996. Senior Vice
                                                                     President and Chief Actuary of ZLICA since March
                                                                     1996. Senior Vice President, Chief Actuary and
                                                                     Director of ZD since March 1996. Managing Principal
                                                                     (Partner) of Tillinghast-Towers Perrin from January
                                                                     1991 to December 1995. Consultant/Principal
                                                                     (Partner) of Tillinghast-Towers Perrin from November
                                                                     1986 to January 1991.

Edward K. Loughridge (42).........  Senior Vice President and        Senior Vice President and Corporate Development
                                    Corporate Development Officer    Officer of FKLA and FLA since January 1996. Senior
                                    since January 1996.              Vice President and Corporate Development Officer for
                                                                     ZLICA and ZD since March 1996. Senior Vice President
                                                                     of Human Resources of Zurich-American Insurance
                                                                     Group from February 1992 to March 1996.

Debra P. Rezabek (41).............  Senior Vice President since      Senior Vice President of FKLA and FLA since March
                                    1996. General Counsel since      1996. Corporate Secretary of FKLA and FLA since
                                    1992. Corporate Secretary since  January 1996. Vice President of KILICO, FKLA and FLA
                                    January 1996.                    since 1995. General Counsel and Director of
                                                                     Government Affairs of FKLA and FLA since 1992 and of
                                                                     KILICO since 1993. Senior Vice President, General
                                                                     Counsel and Corporate Secretary of ZLICA since March
                                                                     1996. Senior Vice President, General Counsel,
                                                                     Corporate Secretary and Director of ZD since March
                                                                     1996. Secretary of IBS and IBSIA since 1993.
                                                                     Director of IBS and IBSIA from 1993 to 1996.
                                                                     Assistant General Counsel of FKLA and FLA from 1988
                                                                     to 1992. General Counsel and Assistant Secretary of
                                                                     KILICO, FKLA and FLA from 1992 to 1996. Assistant
                                                                     Secretary of Kemper since January 1996.

George Vlaisavljevich (54)........  Senior Vice President since      Senior Vice President of FKLA, FLA and ZLICA since
                                    October 1996.                    October 1996. Director of IBS and IBSIA since
                                                                     October 1996. Executive Vice President of The
                                                                     Copeland Companies from April 1983 to September
                                                                     1996.

Loren J. Alter (58)...............  Director since January 1996.     Director of FKLA, FLA and Zurich Kemper Investments,
                                                                     Inc. (ZKI) since January 1996. Director of ZLICA
                                                                     since May 1979. Executive Vice President of Zurich
                                                                     Insurance Company since 1979. President, Chief
                                                                     Executive Officer and Director of K-Corp. since
                                                                     January 1996.

William H. Bolinder (53)..........  Chairman of the Board and        Chairman of the Board and Director of FKLA and FLA
                                    Director since January 1996.     since January 1996. Chairman of the Board of ZLICA
                                                                     and ZD since March 1995. Chairman of the Board of
                                                                     Kemper since January 1996. Vice Chairman and
                                                                     Director of ZKI since January 1996. Member of the
                                                                     Corporate Executive Board of Zurich Insurance Group
                                                                     since October 1994. Chairman of the Board of
                                                                     American Guarantee and Liability Insurance Company,
                                                                     Zurich American Insurance Company of Illinois,
                                                                     American Zurich Insurance Company and Steadfast
                                                                     Insurance Company since 1995. Chief Executive
                                                                     Officer of American Guarantee and Liability
                                                                     Insurance Company, Zurich American Insurance Company
                                                                     of Illinois, American Zurich Insurance Company and
                                                                     Steadfast Insurance Company from 1986 to June 1995.
                                                                     President of Zurich Holding Company of America since
                                                                     1986. Manager of Zurich Insurance Company, U.S.
                                                                     Branch since 1986. Underwriter for Zurich American
                                                                     Lloyds since 1986.

                                       POSITION WITH KILICO AND                OTHER BUSINESS EXPERIENCE DURING
           NAME AND AGE                    YEAR OF ELECTION                          PAST 5 YEARS OR MORE
           ------------                ------------------------                --------------------------------
Daniel L. Doctoroff (38)..........  Director since January 1996.     Director of FKLA, FLA and Kemper since January 1996.
                                                                     Director of ZLICA since March 1996. Managing Partner
                                                                     of Insurance Partners Advisors, L.P. since February
                                                                     1994. Vice President of Keystone, Inc. since October
                                                                     1992. Managing Director of Rosecliff Inc./Oak Hill
                                                                     Partners, Inc. since August 1987. Director of Bell &
                                                                     Howell Company since 1989; National Re Corporation
                                                                     since 1990; Specialty Foods Corporation since 1993;
                                                                     and Transport Holdings, Inc. since 1995.

Steven M. Gluckstern (45).........  Vice Chairman and Director       Director of FKLA, FLA and K-Corp. since January
                                    since January 1996.              1996. Director of ZLICA since March 1996. Vice
                                                                     Chairman of FKLA and FLA since January 1996. Member
                                                                     of the Corporate Executive Board of Zurich Insurance
                                                                     Group since March 1997. Chairman of the Board and
                                                                     Director of ZKI since January 1996. Chairman of the
                                                                     Board and Chief Executive Officer of Zurich
                                                                     Reinsurance Centre, Inc. since May 1993. President
                                                                     of Centre Re, Bermuda from December 1986 to May
                                                                     1993.

Michael P. Stramaglia (37)........  Director since January 1996.     Director of FKLA and FLA since January 1996.
                                                                     Director of ZLICA since March 1996. President of
                                                                     Zurich Life Insurance Company of Canada (ZLICC)
                                                                     since June 1994. Chief Operating Officer of ZLICC
                                                                     since March 1997. President of KEZMO, L.L.C. and
                                                                     President of KEZLI, L.L.C. since 1995. Chief
                                                                     Executive Officer of ZLICC from June 1994 to March
                                                                     1997. Executive Vice President and Chief Operating
                                                                     Officer of ZLICC from June 1993 to June 1994. Senior
                                                                     Vice President of the Corporate Division of ZLICC
                                                                     from January 1990 to June 1993. Director of ZLICC,
                                                                     Zurich Life of Canada Holdings Limited, Zurich
                                                                     Indemnity Company of Canada, Zurich Canadian
                                                                     Holdings Limited, and Zurmex Canada Holdings
                                                                     Limited.

Paul H. Warren (41)...............  Director since January 1996.     Director of FKLA , FLA and Kemper since January
                                                                     1996. Director of ZLICA since March 1996. Partner of
                                                                     Insurance Partners Advisors, L.P. since March 1994.
                                                                     Managing Director of International Insurance
                                                                     Advisors since March 1992. Vice President of J.P.
                                                                     Morgan from June 1986 to March 1992. Director of
                                                                     Unionamerica Holdings plc since June 1993;
                                                                     Unionamerica Insurance Company since September 1993;
                                                                     Tarquin plc since November 1994; Charman
                                                                     Underwriting Agencies Ltd. since November 1994; and
                                                                     Corporate Health Dimensions since March 1997.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                                LONG TERM
                                                                                                             COMPENSATION
                                                                            ANNUAL COMPENSATION                    AWARDS
                                                      -------------------------------------------------------------------
(A)                                           (B)           (C)           (D)             (E)            (F)         (G)
                                                                                          OTHER    RESTRICTED
                                                                                         ANNUAL         STOCK    OPTIONS/
 NAME AND                                                                 BONUS    COMPENSATION      AWARD(S)        SARS
 PRINCIPAL POSITION                           YEAR    SALARY ($)         ($)(2)          ($)(3)        ($)(4)      (#)(5)
-------------------------------------------------------------------------------------------------------------------------
John B. Scott..............................   1996     $212,500      $ --            $ --           $ --         $ --
Chief Executive Officer(1)                    1995      172,800       129,600          20,035         --          15,360
                                              1994      163,200       160,800         396,801        125,280      16,080
Jerome J. Cwiok............................   1996      112,500        --              --             --           --
Executive Vice President(1)                   1995       95,000        67,500          23,381         --           9,000
                                              1994       84,896        59,000         113,926         40,600       2,000
Eliane C. Frye.............................   1996      105,000        --              --             --           --
Executive Vice President(1)                   1995       91,200        67,200           9,261         --          10,560
                                              1994       73,800        58,560          57,525         38,976       1,920
James E. Hohmann...........................   1996      113,333        --              --             --           --
Senior Vice President and Chief Actuary(1)
Frederick L. Blackmon......................   1996      100,583        --              27,924         --           --
Senior Vice President and Chief Financial
  Officer(1)

(A)
                                                ALL OTHER
 NAME AND                                    COMPENSATION
 PRINCIPAL POSITION                          ($)(6)(7)(8)
----------------------------------------------------------------------
John B. Scott..............................    $142,498
Chief Executive Officer(1)                      260,106
                                                256,915
Jerome J. Cwiok............................      32,882
Executive Vice President(1)                      28,357
                                                  9,922
Eliane C. Frye.............................      58,520
Executive Vice President(1)                      41,546
                                                 57,913
James E. Hohmann...........................      11,333
Senior Vice President and Chief Actuary(1)
Frederick L. Blackmon......................      11,226
Senior Vice President and Chief Financial
  Officer(1)

---------------
(1) Also served in same positions for FKLA, ZLICA and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) Annual bonuses are paid pursuant to an annual incentive plan. The amount of the bonus earned in 1996 was not available as of the date of this filing.

(3) The amounts disclosed in this column include:

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

    (d) Relocation expense reimbursements of $109,760 in 1994 and $15,474 in 1995 for Mr. Cwiok and $21,437 in 1996 for Mr. Blackmon.

    (e) Compensation income reported in 1994 of $384,822 for Mr. Scott and $55,974 for Ms. Frye, based on the market value on the vesting date of restricted stock awarded under Kemper's long-term incentive plans.

(4) Due to the June 1994 vesting of all outstanding shares of restricted stock granted in 1992 or earlier and the cancellation of shares awarded in 1993 and 1994, no shares of restricted stock were held by any of the named executive officers on or after December 31, 1995.

(5) Options were granted under Kemper stock option plans maintained for selected officers and employees of Kemper and its subsidiaries.

(6) The amounts in this column include:

    (a) The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations.

    (b) Distributions from the Kemper and FKLA supplemental plans.

(7) Pursuant to the Conseco Merger Agreement, the restricted stock awards for 1993 and 1994 were cancelled. To replace these awards, on June 30, 1994, the Committee, under the Kemper Bonus Restoration Plan and in its sole discretion, granted cash awards to the named executive officers and other affected executives entitling each of them to receive an amount in cash immediately prior to the effective time of the then-planned Conseco merger equal to the product of the number of shares of restricted stock previously granted to such individual under the 1993 Senior Executive Long-Term Incentive Plan multiplied by the consideration payable in the merger. As a result of the termination of the Conseco Merger Agreement, no cash awards were paid pursuant to the Kemper Bonus Restoration Plan.

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

(8) Pursuant to the terms of a Termination Protection Agreement with Kemper dated March 17, 1994, Mr. Scott received payments in 1995 and 1996. These payments were made by Kemper and no portion of the payments were allocated to KILICO.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                        (a)                                  (b)                  (c)                      (d)
                                                                                                NUMBER OF UNEXERCISED
                                                                                                 OPTIONS/SARS AT
                                                                                                  FY-END (#)(1)
                                                      Shares Acquired on
Name                                                  Exercise (#)         Value Realized ($)   Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
John B. Scott(2)...................................        133,325             $1,525,185                  --

                        (a)                                     (e)
                                                       Value of Unexercised
                                                       In-the-Money Options/
                                                       SARs at FY-End ($)(1)

Name                                                 Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
John B. Scott(2)...................................             --

---------------

(1) All unexercised Kemper stock options were cancelled immediately prior to the January 4, 1996 effectiveness of the acquisition of Kemper by Zurich and Insurance Partners. Optionees were paid the spread between their option exercise price and $49.80 per share. Mr. Cwiok and Ms. Frye received $84,150 and $112,370, respectively, in 1996 as a result of such payments.

(2) Includes options granted related to service for FKLA.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) AS OF MARCH 1, 1997, 100% OF THE OUTSTANDING SHARES OF KILICO WERE OWNED BY KEMPER CORPORATION, 1 KEMPER DRIVE, LONG GROVE, ILLINOIS 60049.

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

(C) INDEBTEDNESS OF MANAGEMENT--not applicable.

(D) TRANSACTIONS WITH PROMOTERS--not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 17 in ITEM 8.

(A)(2) SCHEDULES.

The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 1996 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

SCHEDULE                               TITLE                              PAGE
--------                               -----                              ----
   IV       Reinsurance, for the year ended December 31, 1996...........   44
   V        Valuation and qualifying accounts, for the year ended
            December 31, 1996*..........................................   45

---------------
* This schedule for the years ended December 31, 1995 and 1994 is incorporated by reference to KILICO's Form 10-K filed on March 25, 1996 and on March 28, 1995, respectively.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits on page 46 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1996.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Frederick L. Blackmon, Senior Vice President and Chief Financial Officer, and Robert A. Daniel, Treasurer and Controller, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Investors Life Insurance Company to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 24th day of March, 1997.

                                     KEMPER INVESTORS LIFE INSURANCE COMPANY

                                     By:  /s/  JOHN B. SCOTT
                                        ---------------------------------
                                       John B. Scott
                                       President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 24TH DAY OF MARCH, 1997.

                         SIGNATURE                                                         TITLE
                         ---------                                                         -----
/s/  WILLIAM H. BOLINDER                                          Chairman of the Board
-----------------------------------------------------------
William H. Bolinder

/s/  JOHN B. SCOTT                                                President, Chief Executive Officer and Director
-----------------------------------------------------------
John B. Scott

/s/  FREDERICK L. BLACKMON                                        Senior Vice President and Chief Financial Officer
-----------------------------------------------------------
Frederick L. Blackmon

/s/  LOREN J. ALTER                                               Director
-----------------------------------------------------------
Loren J. Alter

/s/  DANIEL L. DOCTOROFF                                          Director
-----------------------------------------------------------
Daniel L. Doctoroff

                                                                     SCHEDULE IV
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                          YEAR ENDED DECEMBER 31, 1996
                                 (in thousands)

                                                        CEDED TO         ASSUMED                          PERCENTAGE OF
                                          GROSS           OTHER         FROM OTHER           NET              AMOUNT
             DESCRIPTION                  AMOUNT        COMPANIES      COMPANIES(1)        AMOUNT         ASSUMED TO NET
             -----------                  ------        ---------      ------------        ------         --------------
Life insurance in force...............  $1,764,531      $(308,521)      $14,405,573      $15,861,583          90.8%
                                        ==========      =========       ===========      ===========          =====
Life insurance premiums...............  $      659      $     (94)      $     7,257      $     7,822          92.8%
                                        ==========      =========       ===========      ===========          =====

---------------
(1) Premiums assumed during 1996 were from an affiliated company, Federal Kemper Life Assurance Company.

                                                                      SCHEDULE V
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1996
                                 (in thousands)

                                                                          ADDITIONS
                                                               --------------------------------
                                               BALANCE AT      CHARGED TO         CHARGED TO                           BALANCE AT
                                               BEGINNING       COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--        END OF
                 DESCRIPTION                   OF PERIOD        EXPENSES           DESCRIBE            DESCRIBE          PERIOD
                 -----------                   ----------      ----------      ----------------      ------------      ----------
Asset valuation reserves:
  Joint venture mortgage loans...............   $    71          $2,289              $ --               $--              $2,360
  Third-party mortgage loans.................     6,533           --                   --                6,186              347
  Other real estate-related investments......     8,829           --                   --                1,987            6,842
                                                -------          ------             -----               ------           ------
       Total                                    $15,433          $2,289              $ --               $8,173(1)        $9,549
                                                =======          ======             =====               ======           ======

---------------
(1) These deductions represent the net effect on the valuation reserve of write-downs, sales, foreclosures and restructurings.

INDEX TO EXHIBITS

     EXHIBIT NO.
 3(a) Articles of Incorporation are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12,
                      1996.
 3(b) Bylaws are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.
                      333-02491) filed on or about April 12, 1996.
 4(a)                 Form of Variable and Market Value Adjusted Deferred Annuity
                      Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.
                      33-43462) filed October 23, 1991.
 4(b)                 Form of Certificate to Variable and Market Value Adjusted
                      Deferred Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 33-43462) filed
                      October 23, 1991.
 4(c)                 Form of Individual Variable and Market Value Adjusted
                      Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Post-Effective
                      Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No.
                      33-43501) filed November 19, 1993.
 4(d)                 Form of Endorsement to Variable and Market Value Adjusted
                      Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment
                      No. 4 to the Registration Statement on Form N-4 for KILICO
                      Variable Annuity Separate Account (File No. 33-43501) filed
                      November 19, 1993.
 4(e)                 Form of Endorsement to Certificate to Variable and Market
                      Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective
                      Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No.
                      33-43501) filed November 19, 1993.
 4(f)                 Form of Revised Variable and Market Value Adjusted Deferred
                      Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the
                      Registration Statement on Form N-4 for KILICO Variable
                      Annuity Separate Account (File No. 33-43501) filed November
                      19, 1993.
 4(g)                 Form of Revised Certificate to Variable and Market Value
                      Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment
                      No. 4 to the Registration Statement on Form N-4 for KILICO
                      Variable Annuity Separate Account (File No. 33-43501) filed
                      November 19, 1993.
10(a)                 Distribution Agreement between Kemper Investors Life
                      Insurance Company and Investors Brokerage Services, Inc. is incorporated herein by reference to Exhibits filed with Amendment No. 4 to Registration Statement on Form S-1 (File
                      No. 33-43462) filed on April 14, 1995.