Form 10-Q
period 1997-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1997-05-14
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
   	Exchange Act of 1934. For the quarterly period ended March 31, 1997.

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

As of May 1, 1997, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* 	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                               FORM 10-Q



PART I.	  FINANCIAL STATEMENTS			                            			PAGE NO.



     Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996.........................3


     Consolidated Statements of Operations -
          Three months ended March 31, 1997 and 1996...................4


     Consolidated Statements of Cash Flows -
          Three months ended March 31, 1997 and 1996...................5


     Notes to Consolidated Financial Statements........................6


     Management's Discussion and Analysis
          Results of Operations........................................8
          Investments.................................................12
          Liquidity and Capital Resources.............................19



PART II.	 OTHER INFORMATION


     ITEM 6. Exhibits and Reports on Form 8-K.........................20


     Signatures.......................................................21

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
                                                 	 March 31  		December 31
                                                    	1997	        1996
	                                                ------------ 	-----------
ASSETS
Investments:
  Fixed maturities, available for sale, at
    market (cost: March 31, 1997, $3,917,075;
	   December 31, 1996, $3,929,650)	               $3,787,420   	$3,866,431
  Short-term investments	                             17,883	       71,696
  Joint venture mortgage loans                      	104,474      	110,971
  Third-party mortgage loans	                        115,783	      106,585
  Other real estate-related investments              	48,753       	50,157
  Policy loans                                      	284,933      	288,302
  Other invested assets                              	28,994       	23,507
                                                 	----------   	----------
  Total investments                               	4,388,240	    4,517,649

Cash	                                                  1,115	        2,776
Accrued investment income                           	115,846      	115,199
Reinsurance recoverable                             	417,056      	427,165
Goodwill	                                            242,141	      244,688
Value of business acquired                          	167,533	      189,639
Federal income tax recoverable	                         -           	3,840
Deferred insurance acquisition costs                 	32,959	       26,811
Receivable on sales of securities                    	20,569       	32,569
Other assets and receivables                          	4,407	       30,277
Assets held in separate accounts                  	2,105,125    	2,127,247
                                                 	----------   	----------
  Total assets	                                   $7,494,991   	$7,717,860
                                                 	==========   	==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits	                           $4,194,258   	$4,256,521
Ceded future policy benefits	                        417,056	      427,165
Benefits and claims payable to policyholders	         15,128	       36,142
Other accounts payable and liabilities               	51,197	       59,462
Deferred income taxes                                	56,117       	60,362
Liabilities related to separate accounts          	2,105,125	    2,127,247
                                                		----------   	----------
  Total liabilities	                               6,838,881    	6,966,899
                                                 	----------   	----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
 	300,000 shares; outstanding 250,000 shares          	2,500	       2,500
Additional paid-in capital                          	761,538     	761,538
Net unrealized loss on investments                 	(125,642)    	(47,498)
Retained earnings	                                    17,714      	34,421
                                                		----------  	----------
  Total stockholder's equity	                        656,110     	750,961
	                                                 ----------  	----------
  Total liabilities and stockholder's equity     	$7,494,991  	$7,717,860
	                                                 ==========  	==========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)


                                                     	Three Months Ended
 	                                                       		March 31
                                                		-------------------------
                                                 	  1997        			 	1996
                                          			 				--------	       	--------
REVENUE
Net investment income                            	$ 74,249        	$ 72,302
Net realized investment gains (losses)                	889	          (1,248)
Premium income                                      	5,008	             130
Fees and other income                               	8,909	           8,028
                                                 	 -------		        -------
  Total revenue                                    	89,055          	79,212
                                                 		-------         	-------

BENEFITS AND EXPENSES
Benefits and interest credited to
  policyholders	                                    53,567          	58,296
Claims incurred	                                     4,292            	-
Commissions, taxes, licenses and fees	               8,023	           6,868
Operating expenses	                                 	7,175          		5,440
Amortization of value of business acquired          	4,821           	4,234
Amortization of goodwill                           		2,547          		2,547
Deferral of insurance acquisition costs            	(8,102)         	(5,114)
Amortization of insurance acquisition costs	           886              	82
                                                 	 -------         	-------
  Total benefits and expenses	                      73,209          	72,353
                                               				-------         	-------

Income before income tax expense                   	15,846           	6,859


Income tax expense (benefit)
  Current                                           	5,451           	4,257
		Deferred                                            	227            	(744)
                                                 		-------         	-------
  Total income tax expense                          	5,678           	3,513
                                                 		-------         	-------

Net income                                       	$ 10,168     	   $  3,346
                                                 		=======         	=======




See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                         Three Months Ended
 			                                                          March 31
		                                                       ------------------
			                                                       1997        1996
                                                      	 	------     	------
Cash flows from operating activities
  Net income                                          	$ 10,168   	$  3,346
  Reconcilement of net income to net cash provided:
    Realized investment losses (gains)  	                  (889)	     1,248
    Interest credited, premiums and other charges       	56,636     	57,196
    Amortization of value of business acquired	           4,821     	 4,234
    Amortization of goodwill                             	2,547   	   2,547
    Deferred insurance acquisition costs             	   (7,216)    	(5,032)
    Amortization of discount and premium on investments	  4,764      	9,210
    Deferred income taxes	                                2,238       	(745)
    Federal income taxes recoverable                     	3,840     	36,358
    Other, net	                                          13,589     	(4,512)
                                                      	--------   	--------
    Net cash flow provided from operating activities    	90,498    	103,850
                                                      	--------  		--------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                   	63,773    		56,966
    Fixed maturities sold prior to maturity             	65,398    	152,250
    Mortgage loans, policy loans and other invested
      assets                                            	22,048     	57,711
  Cost of investments purchased or loans originated:
    Fixed maturities  	                                (122,314)  	(489,106)
    Mortgage loans, policy loans and other invested
      assets	                                           (22,861)   	(55,249)
  Short-term investments, net                           	53,813    	231,647
  Net change in receivable and payable for securities
    transactions                                        	12,000	      5,481
  Net change in other assets                                	44         	53
	                                                      --------   	--------
    Net cash provided by (used in) investing
      activities                                        	71,901    	(40,247)
                                                      	--------   	--------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                            	34,320    	52,228
    Withdrawals                                       	(153,220) 	(167,036)
    Dividends to parent                                	(26,875)     	-
    Other	                                              (18,285)   	27,630
                                                      	--------  	--------
    Net cash used in financing activities	             (164,060)  	(87,178)
                                                   	   --------  	--------
Net decrease in cash	                                    (1,661)  	(23,575)
Cash at the beginning of period                          	2,776    	25,811
                                                      	--------  	--------
Cash at the end of the period	                         $  1,115  	$  2,236
                                                      	========  	========



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

    The acquisition of the Company on January 4, 1996 was accounted for using the purchase method of accounting. Under the purchase method of accounting, KILICO's assets and liabilities have been marked to their relative fair market values as of the acquisition date. The difference between the cost of acquiring KILICO and the net fair market values of KILICO's assets and liabilities as of the
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

    The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2002 are as follows:

    (in thousands)

                                                            					Projected
   	Year ended    	Beginning	                   	Accretion of     	ending
    December 31    	balance    	Amortization      	interest      	balance
    -----------   	---------    ------------    	------------	   ---------
    1997         	 $ 168,692    	$ (26,711)       	$  9,925     	$ 151,906
    1998	            151,906   	   (26,449)	          8,851    	   134,308
    1999	            134,308   	   (25,736)           7,775     	  116,347
    2000	            116,347	      (24,002)          	6,630	        98,975
 			2001             	98,975   	   (21,297)          	5,683     	   83,361
    2002	             83,361      	(19,404)          	4,813        	68,770

                                   6

    The projected ending balance of the value of business acquired will be
   	further adjusted to reflect the impact of unrealized gains or losses on
    fixed	maturities held as available for sale in the investment portfolio.
    Such adjustments are not recorded in KILICO's net income but rather
    are recorded	as a credit or charge to stockholder's equity, net of
    income tax. As of March 31, 1997, this adjustment increased the value of
    business acquired	and stockholder's equity by approximately $3.7
    million and $2.4 million, respectively.

2. 	In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1996 Annual Report on Form 10-K.

3.	 The change in net unrealized losses on fixed maturities and equity
    securities 	is not reflected as a component of KILICO's net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS

As previously discussed in the notes to the consolidated financial statements, Kemper, and therefore KILICO, were acquired on January 4, 1996 by an investor group led by Zurich. In connection with the acquisition, KILICO's assets and liabilities were marked to their respective fair market values as of the acquisition date in conformity with the purchase method of accounting.


RESULTS OF OPERATIONS

KILICO recorded improved net income of $10.2 million in the first quarter of 1997, compared with net income of $3.3 million in the first quarter of 1996. The improvement in net income in the first quarter of 1997, compared with the first quarter of 1996, was primarily related to an increase in operating earnings.

The following table reflects the components of net income:

Net income:
(in millions)
                                               						Three months ended
								                                              		  March 31
                                                     -----------------
                                                      1997       1996
                                                      ----       ----
Operating earnings                                 	$  9.6    	$  4.1
Net realized capital gains (losses)                    	.6	       (.8)
                                                     	----     	 ----
	 Net income                                       	$ 10.2	    $  3.3
                                                     	====      	====

The following table reflects the major components of net realized capital gains and losses included in net income. (See "INVESTMENTS" below.)

Net realized capital gains (losses)
                                                  		Three months ended
	                                                      		March 31
		                                                  ------------------
                                                    		1997    		1996
                                                     	----		    ----
Real estate-related gains (losses)		                $  1.6   	$  (.3)
Fixed maturity write-downs                           	(1.0)       	-
Other gains (losses), net		                             .3      	(.9)
                                                    		----     	----
Realized investment gains (losses)                     	.9     	(1.2)
Income tax expense (benefit)		                          .3	      (.4)
                                                   			----     	----
 	Net capital gains (losses)                      		$   .6   	$  (.8)
                                                   			====     	====

Operating earnings (net income excluding realized investment results) increased to $9.6 million in the first quarter of 1997, compared with $4.1 million in the first quarter of 1996, primarily due to an increase in spread revenue, caused by both an increase in investment income and a decrease in interest credited. In addition, the 1997 first quarter results were positively impacted by term life insurance premiums assumed from Federal Kemper Life Assurance Company ("FKLA"), a wholly-owned subsidiary of Kemper, and an increase in fees and other income. These improvements were partially offset by an increase in claims incurred related to the assumed reinsurance business discussed above and an increase in operating expenses.

Investment income was positively impacted in the first quarter of 1997, compared with the first quarter of 1996, by a $440 million repositioning of the bond portfolio during the second half of 1996, from lower yielding U.S. treasuries and cash, to higher yielding U.S. corporate bonds and asset-backed securities. Investment income in 1996 was also negatively impacted by lower yielding investments and a higher than normal level of cash and short-term investments held during the first quarter of 1996, as proceeds from the sale of real estate investments at December 31, 1995 were in the process of being reinvested.

Interest credited declined in 1997, compared with 1996, due to crediting rate reductions in early 1997, as well as from a decrease in total annuity liabilities in force due to surrenders and withdrawals during 1996 and 1997.

Sales
(in millions)
                                                    	Three Months Ended
	                                                        	March 31
	                                                    ------------------
	                                                      1997     	1996
                                                     	------	   ------
Annuities:
  General account                                  	 $  33.9  	$  52.2
  Separate account                                     	71.4     	42.5
                                                      	-----    	-----
    Total annuities	                                   105.3     	94.7
Life insurance:
 	Term life	                                             5.0       	.1
	 Interest sensitive life                                	.4        	-
                                                     		-----    	-----
   	Total life	                                          5.4	       .1
                                                     		-----    	-----
Total sales	                                         $ 110.7  	$  94.8
                                                      	=====	    =====

Sales of annuity products consist of total deposits received. The decrease in the first quarter 1997 general account (fixed annuity) sales, compared with the first quarter of 1996, is reflective of the current interest rate environment as well as the strong stock market which has made variable annuities more attractive to consumers in the first quarter of 1997.

The increase in separate account (variable sales) in the first quarter of 1997, compared with the first quarter of 1996, was in part due to improvements in KILICO's financial strength and performance ratings in January 1996, the addition of new separate account investment fund options, new investment fund managers and a strong underlying stock market. Sales of variable annuities not only increase administrative fees earned but they also pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stock and bonds.

Beginning in 1995, KILICO began to sell low-cost term life insurance products offering initial level premiums for 5, 10, 15, and 20 years in order to balance its product mix and asset-liability structure. In December 1996, KILICO also assumed $14.4 billion (face amount) of term life insurance premiums from FKLA. Through March 31, 1997, KILICO has assumed $5.0 million of premiums and $3.9 million of claims under the terms of the reinsurance agreement. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $194 thousand in the first quarter of 1997, compared with $130 thousand in the first quarter of 1996. Face amount of new business issued during 1997 and 1996 amounted to approximately $70 million and $53 million, respectively.

Included in fees and other income are administrative fees received from KILICO's separate account products of $7.3 million in the first quarter of 1997, compared with $5.9 million in the first quarter of 1996. Administrative fee revenue increased due to growth in average separate account assets. Other income also included surrender charge revenue of $1.5 million in the first quarter of 1997, compared with $1.4 million in the first quarter of 1996. The increase in surrender charge revenue reflects a slight increase in total general account and separate account policyholder surrenders and withdrawals in the first quarter of 1997, compared with the first quarter of 1996.

Policyholder surrenders and withdrawals
(in millions)
                                                     Three Months Ended
                                                        		March 31
                                                     ------------------
	                                                      1997		    1996
                                                     	------   	------
  General account	                                   $ 146.2	  $ 151.8
  Separate account		                                    61.2     	46.5
                                                    		------   	------
  Total	                                             $ 207.4  	$ 198.3
                                                     	======   	======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

KILICO expects that the level of future surrender and withdrawal activity, compared with such activity experienced in 1996, could be adversely affected by the current rise in interest rates and by reductions to crediting rates during the first quarter of 1997.

Commissions, taxes, licenses and fees and the deferral of insurance acquisition costs increased in the first quarter of 1997, compared with the first quarter of 1996, primarily due to an increase in commissions related to the increase in sales in the first quarter of 1997.

Operating expenses increased in the first quarter of 1997, compared with the first quarter of 1996, primarily due to an increase in headcount as the life operations restaffed subsequent to the acquisition by Zurich and an increase in data processing expenses related to new product introductions and system enhancements.

Operating earnings were negatively impacted by an increase in the amortization of insurance acquisition costs in the first quarter of 1997, compared with the first quarter of 1996, primarily due to an increase in the amount of deferred insurance acquisition costs as of March 31, 1997, compared with March 31, 1996 due to deferable expenses related to new businss production after January 4, 1996. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The net amortization of the value of business acquired in the first quarter of 1997, compared with the first quarter of 1996, was adversely impacted by net realized capital gains in 1997, compared with net realized capital losses in 1996. Net realized capital gains generally accelerate the amortization of both the value of business acquired and deferred insurance acquisition costs as they tend to decrease KILICO's projected future estimated gross profits. Net realized capital losses generally defer such amortization into future periods as they tend to increase KILICO's projected future estimated gross profits.

The difference between the cost of acquiring KILICO and the net fair market value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, its evaluation of risk and return in various markets, consistency with KILICO's business strategy and investment guidelines approved by the board of directors, the interest rate environment, liability durations and changes in market and business conditions. In addition, KILICO's strategy is to continue to reduce its overall exposure to real estate-related investments and mortgage-backed fixed maturity investments.

Invested assets and cash
(in millions)
                                        		March 31, 1997  	December 31, 1996
		                                        --------------  	-----------------
Cash and short-term investments          	$	   19	   .4%  	$    74 	    1.6%
Fixed maturities:
  Investment grade:
    NAIC <F1> Class 1                      	3,202 	73.0     	3,231	    71.5
    NAIC <F1> Class 2                        	576 	13.1	       621    	13.7
  Below investment grade:
    Performing	                                 8	   .2        	13	      .3
    Nonperforming                              	1	    -         	1       	-
Joint venture mortgage loans                 	104  	2.4       	111     	2.4
Third-party mortgage loans                   	116  	2.6       	107	     2.4
Other real estate-related investments	         49	  1.1	        50	     1.1
Policy loans	                                 285  	6.5	       288     	6.4
Other                                        		29   	.7        	24      	.6
                                           	-----	-----     	-----	   -----
    Total                                 	$4,389	100.0%	   $4,520	   100.0%
                                           	=====	=====     	=====   	=====
_____________________________________

 <F1> National Association of Insurance Commissioners ("NAIC").
     	--  Class 1 = A- and above
	     --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at March 31, 1997 was $129.7 million, compared with $63.2 million at December 31, 1996. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1997, investment-grade fixed maturities and cash and short-term investments accounted for 86.5 percent of KILICO's invested assets and cash, compared with 86.8 percent at December 31, 1996.

Approximately 35.9 percent of KILICO's investment-grade fixed maturities at March 31, 1997 were mortgage-backed securities, down from 36.4 percent at December 31, 1996 due to paydowns. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

As a result of the previously discussed 1996 repositioning of KILICO's fixed maturity investment portfolio, as well as purchases in 1997, approximately 9.8 percent of KILICO's investment-grade fixed maturities at March 31, 1997 consisted of corporate asset-backed securities, compared with 8.8 percent at December 31, 1996. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At March 31, 1997, KILICO had unamortized premiums and discounts of $23.4 million and $5.5 million, respectively, related to mortgage-backed and asset-backed securities. Reductions to investment income related to the amortization of premiums and discounts amounted to $4.8 million during the first quarter of 1997, compared with $9.2 million in the first quarter of 1996. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in further reductions to future investment income for the remainder of 1997.

Real estate-related investments

The $269.0 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 6.1 percent of cash and invested assets at March 31, 1997, compared with $267.7 million, or
5.9 percent, at December 31, 1996.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $196.4 million at March 31, 1997, compared with $197.4 million at December 31, 1996.
As of March 31, 1997, KILICO expects to fund approximately $38.2 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund.
The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. KILICO anticipates that as certain mortgages mature they could be rolled over, restructured or foreclosed if not earlier disposed of.

Excluding the $6.6 million of real estate owned and $11.6 million of net equity investments in joint ventures, KILICO's real estate loans totaled $250.8 million at March 31, 1997, after reserves and writedowns. Of this amount, $212.7 million are on accrual status with a weighted average interest rate of approximately 8.6 percent. Of these accrual loans, 15.5 percent have terms requiring current periodic payments of their full contractual interest, 58.3 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 26.2 percent defer all interest to maturity.

Real estate portfolio
(in millions)

                                 Mortgage loans
                               ------------------
                               Joint      Third-
                               venture    party
                               -------    -------
Balance at December 31, 1996   $ 111.0    $ 106.6
Additions (deductions):
Fundings                           1.4          -
Interest added to principal        2.8         .2
Sales/paydowns/distributions      (1.6)       (.1)
Operating gain                       -          -
Realized investments gains
  (losses)                          .1          -
Other transactions, net           (9.2)       9.1
                                 -----      -----
Balance at March 31, 1997      $ 104.5    $ 115.8
                                 =====      =====

Real estate portfolio
(in millions)
                   	          Other real estate-related investments
                              -------------------------------------------
                              Other      Real estate    Equity
                              loans <F2>   owned     	investments 	Total
		                            -------   	----------- 	----------- 	-----
Balance at December 31, 1996	 $ 30.9	      $  7.5      	$ 11.7    	$267.7 <F1>
Additions (deductions):
Fundings	                         	-           	-           	-	       1.4
Interest added to principal	       -	           -	           -	       3.0
Sales/paydowns/distributions	   	(.3)       	(1.0)          	-	      (3.0)
Operating gain	                    -	           -           .2        	.2
Realized investments gains
  (losses)	                      1.8           	-         	(.3)      	1.6
Other transactions, net	        (1.9)         	.1	           -	      (1.9)
                              	-----     	  -----	       -----     	-----
Balance at March 31, 1997    	$ 30.5      	 $ 6.6       	$11.6    	$269.0 <F3>
                               =====	       =====       	=====     	=====
   __________________________

<F1> 	Net of $11.8 million reserve and writedowns. Excludes $9.7 million
      of real	estate-related accrued interest.
<F2>  The other real estate loans were notes receivable evidencing financing, primarily to joint ventures.  These loans were issued
      by KILICO generally to provide	financing for Kemper's or KILICO's
      joint ventures for various purposes.
<F3> 	Net of $11.6 million reserve and writedowns.  Excludes $8.4
      million of real estate-related accrued interest.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of  	       Distribution by property type as of
March 31, 1997.	                       March 31, 1997.

	  California	   35.7 %                   	Hotel	       38.6 %
	  Illinois	     12.9                     	Land	        24.4
  	Hawaii    	   10.9	                     Office	      13.9
	  Colorado	      8.0	                     Residential	  9.1
  	Oregon        	7.6                      Retail       	2.7
  	Washington    	7.4                     	Industrial	    .9
  	Florida       	5.3                     	Other       	10.4
  	Texas         	4.2                                		-----
  	Ohio          	2.7                                		100.0 %
  	Other states  	5.3                                		=====
              		-----
  	  Total	     100.0 %
              		=====

Real estate markets have been depressed in recent periods in areas where most of KILICO's real estate portfolio is located. Portions of California's and Hawaii's real estate market conditions have continued to be worse than in many other areas of the country. Real estate markets in northern California and Illinois continue to show some stabilization and improvement.

Undeveloped land represented approximately 24.4 percent of KILICO's real estate portfolio at March 31, 1997. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

Approximately half of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At March 31, 1997, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt") have an interest constituted approximately $101.5 million, or 37.7 percent, of KILICO's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At March 31, 1997, KILICO did not have any Nesbitt-related off-balance sheet legal funding commitments outstanding.

At March 31, 1997, loans to and investment in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $55.6 million, or 20.7 percent, of KILICO's real estate portfolio. KILICO's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent as of March 31, 1997. At March 31, 1997, MLP-related commitments accounted for approximately $9.4 million of KILICO's off-balance sheet legal commitments, which KILICO expects to fund.

At March 31, 1997, KILICO's loans to and investments in projects with the Prime Group, Inc. or its affiliates totaled approximately $(5.4) million. Negative amounts represent KILICO's share of project-related operating losses in excess of the Company's investment. Prime Group-related commitments, however, accounted for $144.3 million of the off-balance sheet legal commitments at March 31, 1997, of which KILICO expects to fund $14.9 million.

Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
			                                           March 31    	December 31
			                                             1997         	1996
                                            ------------  	-----------
Potential problem loans <F1>                 	 $ 3.2       		$ 3.2
Past due loans <F2>                            	   -	            -
Nonaccrual loans <F3>                       	   43.4         	43.5
Restructured loans (currently performing) <F4>     -	            -
Real estate owned                               	6.6	          7.5
                                               -----	        -----
  Total	                                       $53.2        	$54.2
                                             		=====        	=====
____________________________________________________________

<F1> 	These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers'
      abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
<F2> 	Interest more than 90 days past due but not on nonaccrual status.
<F3> 	KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $38.1 million and $38.2 million at March 31, 1997 and December 31, 1996, respectively.
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

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of each investment's observable market price, net of estimated costs to sell. Real estate-related reserves amounted to $9.0 million and $9.5 million at March 31, 1997 and December 31, 1996, respectively. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate-related investments are expected to continue to decline further through future sales. Although the real estate-related investments have been valued using an estimate of each investment's observable market price, net of estimated costs to sell, KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change.

Net investment income

KILICO's pre-tax net investment income totaled $74.2 million in the first quarter of 1997, compared with $72.3 million in the first quarter of 1996. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status. As previously discussed, KILICO's net investment income in the first quarter of 1997 has been positively impacted by a repositioning of the bond portfolio during the second half of 1996.

KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                                    Three months ended
                                                       	 March 31
                                                    ------------------
                                                     	1997	     1996
                                                     	----     	----
Fixed maturities                                     $  .1   	 $  .6
Real estate-related investments                        	.9       	.1
                                                     	----     	----
Total                                               	$ 1.0 	   $  .7
                                                     	====     	====
Basis points                                            	9        	6
                                                     	====     	====


Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at March 31, 1997, KILICO estimates foregone investment income in 1997, will increase compared with the 1996 level. Any increase in non-performing securities, and either worsening or stagnating real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. Other mitigating factors include marketing advantages that could result from KILICO having lower levels of investment risk and higher financial strength and claims-paying ability ratings.

Realized investment results

Reflected in net income are after-tax net realized investment gains of $.6 million for the first quarter of 1997, compared with net realized investment losses of $.8 million for the first quarter of 1996.

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


Interest rates

The rising interest rate environment in the first quarter of 1997 contributed to an increase in unrealized fixed maturity investment losses which negatively impacted KILICO's capital resources. The rising interest rate environment should also contribute to an increase in future investment income and to future investment losses in the event fixed maturities are sold prior to maturity. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have also influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. However, approximately 57 percent of KILICO's fixed and variable annuity liabilities as of March 31, 1997 were no longer subject to significant surrender fees.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, claims, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, premium income, other operating revenue and cash provided from maturing or sold investments. (See the "Policyholder surrenders and withdrawals" table and related discussion and "INVESTMENTS" above.)

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

Stockholder's equity

Stockholder's equity totaled $656.1 million at March 31, 1997, compared with $751.0 million at December 31, 1996. The 1997 decrease in stockholder's equity was primarily due to a $78.1 million net change in the unrealized loss position of KILICO's fixed maturity investment portfolio, due to rising interest rates in the first quarter of 1997, and a $26.9 million dividend paid to Kemper. These decreases in stockholder's equity were offset by net income of $10.2 million in the first quarter of 1997.

PART II.	   OTHER INFORMATION

ITEM 6.	 Exhibits and Reports on Form 8-K.

            (a)	EXHIBIT INDEX.

                Exhibit No.
                -----------
                27 Financial Data Schedule

            (b)	REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the three
			         months ended March 31, 1997.

                 Kemper Investors Life Insurance Company
                               FORM 10-Q
                For the fiscal period ended March 31, 1997
               --------------------------------------------

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Kemper Investors Life Insurance Company
                                    (Registrant)


    Date:    	May 9, 1997    		By: /s/JOHN B. SCOTT
                                   ----------------------------------
   	                               John B. Scott
                                   President, Chief Executive Officer and
                                   Director

    Date:    	May 9, 1997	     By: /S/FREDERICK L. BLACKMON
                                   ---------------------------------
                                   Frederick L. Blackmon
                                   Sr. Vice President and
                                   Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FIRST QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 	1,000

[PERIOD-TYPE]	3-MOS.
[FISCAL-YEAR-END]                                     		DEC-31-1997
[PERIOD-START]		                                        JAN-01-1997
[PERIOD-END]		                                          MAR-31-1997
[DEBT-HELD-FOR-SALE]	                                     3,787,420
[DEBT-CARRYING-VALUE]                                    	3,787,420
[DEBT-MARKET-VALUE]                                     		3,787,420
[EQUITIES]		                                                      0
<MORTGAGES>	                                               	220,257
[REAL-ESTATE]                                              		48,753
[TOTAL-INVEST]	                                          	4,388,240
[CASH]	                                                      	1,115
[RECOVER-REINSURE]                                        		417,056
[DEFERRED-ACQUISITION]                                      	32,959
[TOTAL-ASSETS]                                          		7,494,991
[POLICY-LOSSES]                                         		4,194,258
[UNEARNED-PREMIUMS]                                             		0
[POLICY-OTHER]                                                  		0
<POLICY-HOLDER-FUNDS)	                                       15,128
[NOTES-PAYABLE]                                                 		0
[COMMON]	                                              	      2,500
[PREFERRED-MANDATORY]                                            	0
[PREFERRED]                                                     		0
[OTHER-SE]		                                                653,610
[TOTAL-LIABILITY-AND-EQUITY]	                             7,494,991
[PREMIUMS]                                                  		5,008
[INVESTMENT-INCOME]                                        		74,249
[INVESTMENT-GAINS]                                            		889
[OTHER-INCOME]	                                              	8,909
[BENEFITS]                                                 		57,859
[UNDERWRITING-AMORTIZATION]                                    	886
[UNDERWRITING-OTHER]	                                             0
[INCOME-PRETAX]                                            		15,846
<INCOME-TAX)                                                		5,678
[INCOME-CONTINUING]                                        		10,168
<DISCOUNTED>                                                    		0
[EXTRAORDINARY]                                                 		0
[CHANGES]	                                                       	0
[NET-INCOME]                                               		10,168
[EPS-PRIMARY]                                                   		0
[EPS-DILUTED]	                                                   	0
[RESERVE-OPEN]                                                  		0
[PROVISION-CURRENT]                                             		0
[PROVISION-PRIOR]	                                               	0
[PAYMENTS-CURRENT]	                                              	0
[PAYMENTS-PRIOR]                                                		0
[RESERVE-CLOSE]                                                 		0
[CUMULATIVE-DEFICIENCY]	                                          0