Form 10-Q
period 1997-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1997-08-14
CIK 351754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended June 30, 1997.

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

As of August 1, 1997, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.


*	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                  KEMPER INVESTORS LIFE INSURANCE COMPANY
                                FORM 10-Q



PART I.	   FINANCIAL STATEMENTS	                            					PAGE NO.



     Consolidated Balance Sheet -
           June 30, 1997 and December 31,1996...........................3


     Consolidated Statement of Operations -
           Six months and three months ended
          	June 30, 1997 and 1996.......................................4


     Consolidated Statement of Cash Flows -
           Six months ended June 30, 1997 and 1996......................5


     Notes to Consolidated Financial Statements.........................6


     Management's Discussion and Analysis
           Results of Operations........................................8
           Investments.................................................11
           Liquidity and Capital Resources.............................16



PART II.  	OTHER INFORMATION

   	 ITEM 4.  Submission of Matters to a Vote of Security Holders......18


     ITEM 6.  Exhibits and Reports on Form 8-K.........................18


     Signatures........................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                                 	June 30  	December 31
                                                  	1997       	1996
                                              	------------	-----------
ASSETS

Investments
  Fixed maturities, available for sale, at
    market (cost: June 30, 1997,
    $3,835,802; December 31,1996, $3,929,650)	   $3,774,369 	$3,866,431
  Short-term investments                             	8,970     	71,696
  Joint venture mortgage loans                      	66,752    	110,971
  Third-party mortgage loans	                       115,973    	106,585
  Other real estate-related investments	             54,213     	50,157
  Policy loans                                     	284,399    	288,302
  Other invested assets                             	29,074     	23,507
                                                	---------- 	----------
  Total investments                              	4,333,750  	4,517,649

Cash                                                 	2,363      	2,776
Accrued investment income	                          117,318    	115,199
Reinsurance recoverable                            	404,082    	427,165
Goodwill                                           	239,591    	244,688
Value of business acquired	                         165,679    	189,639
Federal income tax recoverable                           	-      	3,840
Deferred insurance acquisition costs                	40,258     	26,811
Receivable on sales of securities                   	18,892     	32,569
Other assets and receivables	                         4,403     	30,277
Assets held in separate accounts                 	2,382,375  	2,127,247
                                                	---------- 	----------
  Total assets                                  	$7,708,711 	$7,717,860
                                                	========== 	==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits                          	$4,083,355 	$4,256,521
Ceded future policy benefits                       	404,082    	427,165
Benefits and claims payable to policyholders        	15,540	     36,142
Other accounts payable and liabilities              	30,691	     59,462
Deferred income taxes                               	54,259	     60,362
Liabilities related to separate accounts         	2,382,375  	2,127,247
                                                	----------	 ----------
  Total liabilities	                              6,970,302  	6,966,899
                                                	---------- 	----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
   300,000 shares; outstanding 250,000 shares        	2,500      	2,500
Additional paid-in capital	                         761,538	    761,538
Net unrealized loss on investments	                 (53,974)	   (47,498)
Retained earnings                                   	28,345     	34,421
                                                	---------- 	----------
  Total stockholder's equity                       	738,409    	750,961
                                                	---------- 	----------
  Total liabilities and stockholder's equity    	$7,708,711	 $7,717,860
                                                	========== 	==========

See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)

                                     Six Months Ended    	Three Months Ended
                                   	   		June 30              	June 30
                                  		------------------  		------------------
                                   		 1997     	1996	       1997  	   1996
                               		 				----     	----       	----     	----
REVENUE
Net investment income               	$148,299	$146,949	   $ 74,050	 $ 74,647
Realized investment gains (losses)     	9,050	  (3,687)     	8,161   	(2,439)
Premium income                         	9,129     	239      	4,121      	109
Fees and other income                 	21,870  	17,447     	12,961	    9,419
                                     	------- 	-------    	-------  	-------
  Total revenue	                      188,348 	160,948     	99,293   	81,736
                                     	------- 	-------    	-------  	-------

BENEFITS AND EXPENSES
Benefits and interest credited to
  policyholders                      	105,920 	115,556     	52,353   	57,260
Claims incurred                        	8,582      	75	      4,290	       75
Commissions, taxes, licenses and fees 	17,498  	13,354      	9,475    	6,486
Operating expenses                    	15,955  	10,360      	8,780    	4,920
Amortization of value of business
  acquired	                            11,812	   7,021      	6,991	    2,787
Amortization of goodwill	               5,099   	5,099	      2,552    	2,552
Deferral of insurance acquisition
  costs                              	(15,790)	(13,262)    	(7,688)  	(8,148)
Amortization of insurance acquisition
  costs	                                1,697     	928        	811      	846
                                    		------- 	-------    	-------   	------
  Total benefits and expenses        	150,773 	139,131     	77,564	   66,778
                                    		------- 	-------    	-------   	------
Income before income tax expense      	37,575  	21,817     	21,729  	 14,958
                                    		------- 	-------   	 -------   	------
Income tax expense (benefit)
  Current	                             16,028  	13,381     	10,577    	9,124
  Deferred                            	(1,627)	 (3,466)    	(1,854)  	(2,722)
                                    		------- 	-------    	-------   	------
  Total income tax expense            	14,401   	9,915	      8,723	    6,402
                                    		------- 	-------    	-------   	------

Net income                          	$ 23,174	$ 11,902   	$ 13,006  	$ 8,556
                                    		======= 	=======    	=======  	=======



See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)
                                                         Six Months Ended
                                                          			June 30
                                                      	  ------------------
                                                       	   1997      1996
                                                     	 	   ----	     ----
Cash flows from operating activities
  Net income	                                            $23,174   	$11,902
  Reconcilement of net income to net cash provided:
    Realized capital losses (gains)                      	(9,050)    	3,687
    Interest credited and other charges	                 101,886   	112,501
    Amortization of value of business acquired           	11,812    	 7,021
    Amortization of goodwill                              	5,099  	   5,099
    Deferred insurance acquisition costs                	(14,093)  	(12,334)
    Amortization of discount and premium on investments	   8,997	    16,633
    Deferred income taxes                                	(1,587)      	(93)
    Federal income taxes recoverable                      	3,840   	112,646
    Other, net	                                           11,455      	(873)
                                                        	-------		 --------
    Net cash flow provided from operating activities    	141,533   	256,189
                                                        	------- 		--------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity	                   104,154   	123,660
    Fixed maturities sold prior to maturity             	209,569   	229,455
    Mortgage loans, policy loans and other invested
      assets                                            	117,093   		84,107
  Cost of investments purchased or loans originated:
    Fixed maturities                                   	(229,921) 	(643,531)
    Mortgage loans, policy loans and other invested
      assets                                            	(76,014)	  (74,834)
  Short-term investments, net	                            62,729   	247,355
  Net change in receivable and payable for securities
    transactions	                                         13,677       	870
  Net change in other assets                                	114       	121
                                                        	-------   	-------
    Net cash provided by (used in) investing activities 	201,401	   (32,797)
                                                        	-------   	-------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                             	67,412    	85,251
    Withdrawals	                                        (343,675)	 (354,440)
  Dividends to parent                                   	(29,250)        	-
  Other                                                 	(37,834)   	22,266
                                                        	-------	   -------
    Net cash used in financing activities              	(343,347) 	(246,923)
                                                       	--------  	--------
  Net decrease in cash	                                     (413)  	(23,531)
Cash at the beginning of period                           	2,776    	25,811
                                                        	-------   	-------
Cash at the end of the period	                           $ 2,363   	$ 2,280
                                                        	=======   	=======



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

    The acquisition of the Company on January 4, 1996 was accounted for using the purchase method of accounting. Under the purchase method of accounting, KILICO's assets and liabilities were marked to their relative fair market values as of the acquisition date. The difference between the cost of acquiring KILICO and the net fair market values of KILICO's assets and liabilities as of the acquisition date was recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

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

(in thousands)

                                                             					Projected
Year ended     	Beginning                       		Accretion of      ending
December 31	     balance      	Amortization 	       interest 	     balance
-----------    -----------    	------------	      ------------   -----------

1997	          $  168,692 	      $(29,414)        	 $  9,865     	$ 149,144
1998	             149,144     	   (25,949)         	   8,728    	   131,922
1999	             131,922     	   (25,260)	            7,672     	  114,335
2000	             114,335	        (23,560)	            6,545	        97,320
2001	              97,320	        (20,926)            	5,613 	       82,007
2002              	82,007        	(19,075)            	4,757        	67,689


    The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio.
    Such	adjustments are not recorded in KILICO's net income but rather are recorded as a credit or charge to stockholder's equity, net of income tax.
    As of June 30, 1997, this adjustment increased the value of business acquired and stockholder's equity by approximately $8.8 million and $5.7 million, respectively.

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


RESULTS OF OPERATIONS

KILICO recorded improved net income of $23.2 million in the first six months of 1997, compared with net income of $12.1 million in the first six months of 1996. The improvement in net income in 1997, compared with 1996, was related to both an increase in operating earnings and improved realized investment results.

The following table reflects the components of net income:

Net income:
(in millions)
                                               							 	Six months ended
                                                           	June 30
                                                        -----------------
                                                          1997      1996
                                                          ----      ----
Operating earnings                                      $ 17.3    	$14.5
Net realized capital gains (losses)                      	 5.9	     (2.4)
                                                         	----	     ----
Net income	                                             $ 23.2    	$12.1
                                                        	=====    	=====

The following table reflects the major components of realized capital gains and losses included in net income. (See "INVESTMENTS" below.)

Realized capital gains (losses)
(in millions)
	                                      Six months ended  	Three months ended
                                           June 30 	            June 30
                                       ---------------- 	 ------------------
                                       	1997    		1996   	  1997     	1996
                                       	----     	----    	 ----     	----

Real estate-related gains	             $ 9.3	    $  .6	    $ 7.7   		$  .9
Fixed maturity write-downs	             (1.0)    	(1.1)		      -	     (1.1)
Other gains (losses), net                	.8     	(3.2)     		.5      (2.3)
                                      		----	     ----   		 ----     	----
Realized investment gains (losses)	      9.1     	(3.7)    	 8.2     	(2.5)
Income tax expense (benefit)	            3.2     	(1.3)	     2.9       (.9)
                                      		----      ----   		 ----     	----
Net realized capital gains (losses)   	$ 5.9    	$(2.4)    	$5.3    	$(1.6)
                                     		 ====    		====    		====	     ====


Operating earnings (net income excluding realized capital gains and losses) increased to $17.3 million in the first six months of 1997, compared with $14.5 million in the first six months of 1996, primarily due to an increase in spread revenue, caused by both an increase in investment income and a decrease in interest credited. In addition, the 1997 first half results were positively impacted by term life insurance premiums assumed from Federal Kemper Life Assurance Company ("FKLA"), a wholly-owned subsidiary of Kemper, and an increase in fees and other income. These improvements were partially offset by an increase in claims incurred related to the assumed reinsurance business discussed above and an increase in operating expenses.


Investment income was positively impacted in the first half of 1997, compared with the first half of 1996, by a $440 million repositioning of the bond portfolio during the second half of 1996, from lower yielding U.S.
treasuries and cash, to higher yielding U.S. corporate bonds and asset-backed securities. Investment income in 1996 was also negatively impacted by lower yielding investments and a higher than normal level of cash and short-term investments held during the first quarter of 1996, as proceeds from the sale of real estate investments at December 31, 1995 were in the process of being reinvested.

Interest credited declined in 1997, compared with 1996, due to crediting rate reductions in early 1997, as well as from a decrease in total annuity liabilities in force due to surrenders and withdrawals during 1996 and 1997.

    Sales
    (in millions)
                                       Six months ended	  Three months ended
                                           June 30            	June 30
                                       ----------------  	------------------
                                         1997    	1996     	1997     	1996
                                         ----	    ----     	----     	----
    Annuities:
  		  General account	                 $ 67.2  	$ 84.8    $ 33.3    $ 32.7
  	 	 Separate account                 	133.7    105.5     	62.3     	62.9
                                       	-----	   -----	    -----    	-----
      	 Total annuities	                200.9    190.3     	95.6     	95.6
    Life insurance:
     	Separate account bank
	       owned life insurance	            80.0	       -	     80.0        	-
     	Term life                          	9.0      	.3	      3.7	       .2
     	Interest sensitive life	             .2      	.2       	.1	       .2
                                       	-----   	-----    	-----    	-----
        Total life	                      89.2	      .5     	83.8       	.4
                                       	-----   	-----    	-----    	-----
    Total sales	                       $290.1  	$190.8  	$ 179.4   	$ 96.0
                                       	=====   	=====	    =====	    =====

Sales of annuity products consist of total deposits received. The decrease in the first half of 1997 general account (fixed annuity) sales, compared with the first half of 1996, is reflective of the current interest rate environment as well as the strong stock market which has made variable annuities more attractive to consumers in the first half of 1997.

The increase in separate account (variable sales) in the first half of 1997, compared with the first half of 1996, was in part due to improvements in KILICO's financial strength and performance ratings in January 1996, KILICO's association with Zurich, the addition of new separate account investment fund options, the addition of new investment fund managers and a strong underlying stock market. Sales of variable annuities not only increase administrative fees earned but they also pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

Beginning in 1995, KILICO began to sell low-cost term life insurance products offering initial level premiums for 5, 10, 15, and 20 years in order to balance its product mix and asset-liability structure. In
December 1996, KILICO also assumed $14.4 billion (face amount) of term life insurance premiums from FKLA. Through June 30, 1997, KILICO has assumed $8.7 million of premiums and $8.0 million of claims under the terms of the reinsurance agreement. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $280 thousand in the first half of 1997, compared with $333 thousand in the first half of 1996. Face amount of new business issued during 1997 and 1996 amounted to approximately $160 million and $136 million, respectively.

Included in fees and other income are administrative fees received from KILICO's separate account products of $16.8 million in the first six months of 1997, compared with $12.1 million in the first six months of 1996. Administrative fee revenue increased due to growth in average separate account assets and the receipt of $80.0 million of bank owned life insurance ("BOLI") premiums which generated $2.4 million of expense loads and fees. Other income also included surrender charge revenue of $2.8 million in in the first six months of 1997, compared with $2.9 million in the first six months of 1996.


Policyholder surrenders and withdrawals
(in millions)
                               		Six months ended    		Three months ended
                                    	June 30              	 June 30
                              		------------------   		------------------
                                 	1997     	1996        	1997     	1996
                                 	----     	----        	----     	----
General account	                 $326.0   	$324.1      	$179.8   	$172.3
Separate account	                 110.1	     91.3        	48.9     	44.8
                               		------   	------	       -----    	-----
Total	                           $436.1   	$415.4      	$228.7   	$217.1
                                	======   	======      	======   	======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

KILICO expects that the level of future surrender and withdrawal activity, compared with such activity experienced in 1996, could be adversely affected by a future rise in interest rates and by reductions to crediting rates during the first quarter of 1997.

Commissions, taxes, licenses and fees and the deferral of insurance acquisition costs increased in the first half of 1997, compared with the first half of 1996, primarily due to an increase in commissions related to the increase in sales in the first half of 1997.

Operating expenses increased in the first half of 1997, compared with the first half of 1996, primarily due to an increase in headcount as the life operations restaffed subsequent to the acquisition by Zurich and an increase in data processing expenses related to new product introductions and system enhancements.

Operating earnings were negatively impacted by an increase in the amortization of insurance acquisition costs in the first half of 1997, compared with the first half of 1996, primarily due to an increase in the amount of deferred insurance acquisition costs as of June 30, 1997, compared with June 30, 1996 due to deferrable expenses related to new business production after January 4, 1996. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The net amortization of the value of business acquired in the first half of 1997, compared with the first half of 1996, was adversely impacted by net realized capital gains in 1997, compared with net realized capital losses in 1996. Net realized capital gains generally accelerate the amortization of both the value of business acquired and deferred insurance acquisition costs as they tend to decrease KILICO's projected future estimated gross profits. Net realized capital losses generally defer such amortization into future periods as they tend to increase KILICO's projected future estimated gross profits.

The difference between the cost of acquiring KILICO and the net fair market value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors, its evaluation of risk and return in various markets, consistency with KILICO's business strategy and investment guidelines approved by the board of directors, the interest rate environment, liability durations and changes in market and business conditions. In addition, as previously discussed, KILICO's strategy is to continue to reduce its overall exposure to real estate-related investments and mortgage-backed fixed maturity investments.


Invested assets and cash
(in millions)
                             							  	 June 30, 1997   	December 31, 1996
                                   				---------------	  -----------------
Cash and short-term investments       	 $   11   	.3%	    $   74    	1.6%
Fixed maturities:
  Investment grade
    NAIC <F1> Class 1                   	3,173 	73.2     	 3,231   	71.5
    NAIC <F1> Class 2                     	593 	13.7        	621   	13.7
  Below investment grade:
    Performing                              	8	   .2	         13     	.3
    Nonperforming                           	1	    -	          1      	-
Joint venture mortgage loans               	67  	1.5        	111    	2.4
Third-party mortgage loans                	116  	2.7        	107    	2.4
Other real estate-related investments      	54  	1.2         	50    	1.1
Policy loans	                              284  	6.5        	288    	6.4
Other                                    			29   	.7         	24     	.6
                                       		----- -----     		-----  	-----
    Total                             		$4,336	100.0%    	$4,520  	100.0%
                                       		=====	=====	     	=====  	=====

<F1> National Association of Insurance Commissioners ("NAIC").
     --  Class 1 = A- and above
     --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation, on fixed maturities at June 30, 1997 was $61.4 million, compared with $63.2 million at December 31, 1996. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.


At June 30, 1997, investment-grade fixed maturities and cash and short-term investments accounted for 87.2 percent of KILICO's invested assets and cash, compared with 86.8 percent at December 31, 1996.

Approximately 35.8 percent of KILICO's investment-grade fixed maturities at June 30, 1997 were mortgage-backed securities, down from 36.4 percent at December 31, 1996. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

As a result of the previously discussed 1996 repositioning of KILICO's fixed maturity investment portfolio, as well as purchases in 1997, approximately 9.4 percent of KILICO's investment-grade fixed maturities at June 30, 1997 consisted of corporate asset-backed securities, compared with 8.8 percent at December 31, 1996. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At June 30, 1997, KILICO had unamortized premiums and discounts of $22.1 million and $5.4 million, respectively, related to mortgage-backed and asset-backed securities. Reductions to investment income related to the amortization of premiums and discounts amounted to $9.0 million during the first half of 1997, compared with $16.6 million in the first half of 1996. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in reductions to future investment income for the remainder of 1997.

Real estate-related investments

The $236.9 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.4 percent of cash and invested assets at June 30, 1997, compared with $267.7 million, or 5.9 percent, at December 31, 1996.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. Total future legal commitments were $128.6 million at June 30, 1997, compared with $197.4 million at December 31, 1996. As of June 30, 1997, KILICO expects to fund approximately $36.7 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exemmpt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. KILICO anticipates that as certain mortgages mature they could be rolled over, restructured or foreclosed if not earlier disposed of.

Excluding the $6.7 million of real estate owned and $12.0 million of net equity investments in joint ventures, KILICO's real estate loans totaled $218.2 million at June 30, 1997. Of this amount, $175.4 million are on accrual status with a weighted average interest rate of approximately 8.6 percent. Of these accrual loans, 18.4 percent have terms requiring current periodic payments of their full contractual interest, 49.6 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 32.0 percent defer all interest to maturity.


Real estate portfolio
(in millions)
                                 Mortgage loans
                                ----------------
                                Joint     Third-
                                venture   party
                                -------   -----
Balance at December 31, 1996     $111.0  $106.6
Additions (deductions):
Fundings                            2.7       -
Interest added to principal         2.8      .4
Sales/paydowns/distributions      (40.7)    (.2)
Operating gain                        -       -
Realized investments gains          6.0      .1
Other transactions, net           (15.1)    9.1
                                  ----     ----
Balance at June 30, 1997         $ 66.7  $116.0
                                 ======  ======


Real estate portfolio
(in millions)
                                 Other real estate-related investments
                                ------------------------------------------
                                Other     Real estate    Equity
                               	loans<F2>    owned   	 investments  Total
                                --------- -----------	 ----------- 	----
Balance at December 31, 1996	   	$ 30.9    	$  7.5       	$11.7 	  $267.7 <F1>
Additions (deductions):
Fundings	                           5.0	         -	           -	      7.7
Interest added to principal	         	-         	-           	-      	3.2
Sales/paydowns/distributions	      	(.3)     	(1.9)      	 (1.0)   	(44.1)
Operating gain	                       -         	-	          .7	       .7
Realized investments gains	        	1.9        	.7	          .6      	9.3
Other transactions, net           	(2.0) 	      .4	           -	     (7.6)
                                   ---- 	     ----         ----	     ----
Balance at June 30, 1997	        $ 35.5	    $  6.7	       $12.0	   $236.9 <F3>
                                 	=====    		=====       	=====    	=====

<F1>	 Net of $11.8 million reserve and writedowns.  Excludes $9.7 million of real estate-related accrued interest.
<F2> 	The other real estate loans were notes receivable evidencing
      financing,	primarily to joint ventures.  These loans were issued by
      KILICO generally to provide financing for Kemper's or KILICO's joint ventures.
<F3>  Net of $11.4 million reserve and writedowns.  Excludes $9.3 million of real estate-related accrued interest.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of      	Distribution by property type as of
June 30, 1997.                     	June 30, 1997.

   	California 	40.9 %               		 Hotel      	 43.9 %
   	Hawaii	     14.4		                  Land       	 26.8
   	Colorado    	9.1                  		Residential  10.3
   	Oregon	      8.6                  		Retail      	 3.0
   	Washington  	8.4	                  	Industrial 	  1.0
				Florida     	6.0	                  	Office        	.8
   	Texas        4.7	                  	Other      	 14.2
  		Michigan    	3.4                             			-----
  		Ohio        	3.1                  		Total       100.0 %
   	Other       	1.4                               	=====
               	----
  	 Total		    100.0 %
             		=====


Real estate markets in which KILICO has investments are generally improving, particularly the hotel market. However, the Hawaiian market continues to be soft and shows little signs of improvement.


Undeveloped land represented approximately 26.8 percent of KILICO's real estate portfolio at June 30, 1997. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.


Approximately half of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At June 30, 1997, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt") have an interest constituted approximately $101.5 million, or 42.9, percent of KILICO's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At June 30, 1997, KILICO had $100 thousand of Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At June 30, 1997, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately
$56.2 million, or 23.7 percent, of KILICO's real estate portfolio. KILICO's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent as of June 30, 1997. At June 30,
1997, MLP-related commitments accounted for approximately $8.8 million of KILICO's off-balance-sheet legal commitments, which KILICO expects to fund.

At June 30, 1997, KILICO loans to and investment in projects with the Prime Group, Inc. or its affiliates totaled approximately $(5.8) million. Negative amounts represent KILICO's share of project-related operating losses in excess of the Company's investment. Prime Group-related commitments, however, accounted for $77.5 million of the off-balance-sheet legal commitments at June 30, 1997, of which KILICO expects to fund $14.2 million.

Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:


Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                               				June 30   	December 31
                                                			 1997         1996
                                              				--------- 	-------------
    Potential problem loans <F1> 	                  $  2.5    		$   3.2
    Past due loans <F2>                              	   -	           -
    Nonaccrual loans <F3>                         	   48.3        	43.5
    Restructured loans (currently performing) <F4>   	   -       	    -
    Real estate owned	                                 6.7	         7.5
                                                     -----       	-----
      Total	                                        $	57.5       	$54.2
                                              		 		 	=====	       =====
    ______________________________________________________________

<F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
<F2>	Interest more than 90 days past due but not on nonaccrual status.
<F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $42.8 million and $38.2 million at June 30, 1997 and December 31, 1996, respectively.




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

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of each investment's observable market price, net of estimated costs to sell. Real estate-related reserves amounted to $9.0 million and $9.5 million at June 30, 1997 and December 31, 1996, respectively. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

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

Net investment income

KILICO's pre-tax net investment income totaled $148.3 million in the first half of 1997, compared with $146.9 million in the first half of 1996. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status. As previously discussed, KILICO's net investment income in the first half of 1997 has been positively impacted by a repositioning of the bond portfolio during the second half of 1996.

KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:


Foregone investment income
(dollars in millions)
                                           Six months ended
                                              	June 30
                                          ------------------
                                          		1997     	1996
                                          		----     	----
Fixed maturities                          	$  .3    	$  .5
Real estate-related investments	             1.9       	.2
                                           	----     	----
Total                                     	$ 2.2    	$  .7
                                           	====     	====
Basis points                                 	10	        5
	                                          	====     	====


Based on the level of nonaccrual real estate-related investments at June 30, 1997, KILICO estimates foregone investment income in 1997, will increase compared with the 1996 level. Any increase in non-performing securities, and either worsening or stagnating real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. Other mitigating factors include marketing advantages that could result from KILICO having lower levels of investment risk and higher financial strength claims-paying ability ratings.

Realized investment results

Reflected in net income are after-tax net realized investment gains of $5.9 million for the first half of 1997, compared with net realized investment losses of $2.4 million for the first half of 1996.

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


Interest rates

Interest rates at June 30, 1997 are relatively consistent with the level experienced at December 31, 1996. Although interest rates have fluctuated during the first half of 1997, they have stabilized as of the end of the second quarter of 1997. Interest rate fluctuations can cause significant fluctuations in both future investment income and future investment gains and losses. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have also influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somehwat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. However, approximately 51 percent of KILICO's fixed and variable annuity liabilities as of June 30, 1997 were no longer subject to significant surrender fees.

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


Stockholder's equity

Stockholder's equity totaled $738.4 million at June 30, 1997, compared with $751.0 million at December 31, 1996. The 1997 decrease in stockholder's equity was primarily due to $29.3 million of cash dividends paid to Kemper during the first half of 1997 and a $6.5 million increase in KILICO's unrealized loss position, offset by net income of $23.2 million.

PART II.    	OTHER INFORMATION

ITEM 4.     	Submission of Matters to a Vote of Security Holders.

           		At the Annual Meeting of Shareholders of KILICO held on May 13,
             1997, the following directors were elected:

                		Loren J. Alter
                		William H. Bolinder
                		David A. Bowers
                		Daniel L. Doctoroff
                		Markus Rohrbasser
                		John B. Scott
                		Paul H. Warren


ITEM 6.     	Exhibits and Reports on Form 8-K.

             (a)  	  EXHIBIT INDEX.

                     Exhibit No.
                     -----------
                     27 Financial Data Schedule

             (b)	    REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed during the three months ended June 30, 1997.

                 Kemper Investors Life Insurance Company
                                FORM 10-Q
                For the fiscal period ended June 30, 1997
                -----------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Kemper Investors Life Insurance Company
                              (Registrant)


Date:	   August 12, 1997   	   By:/s/JOHN B. SCOTT
                                  ----------------------------------
                              	John B. Scott
                               President, Chief Executive Officer and
                               Director

Date:    August 12, 1997     		By:/s/FREDERICK L. BLACKMON
                               -----------------------------------
                               Frederick L. Blackmon
                               Sr. Vice President and
                               Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE SECOND QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 	1,000

[PERIOD-TYPE]	6-MOS.
[FISCAL-YEAR-END]		                                         DEC-31-1997
[PERIOD-START]		                                            JAN-01-1997
[PERIOD-END]		                                             JUNE-30-1997
[DEBT-HELD-FOR-SALE]                                         	3,774,369
[DEBT-CARRYING-VALUE]                                        	3,774,369
[DEBT-MARKET-VALUE]	                                         	3,774,369
[EQUITIES]		                                                          0
<MORTGAGES>	                                                   	182,725
[REAL-ESTATE]                                                  		54,213
[TOTAL-INVEST]                                              		4,333,750
[CASH]	                                                          	2,363
[RECOVER-REINSURE]		                                            404,082
[DEFERRED-ACQUISITION]	                                          40,258
[TOTAL-ASSETS]		                                              7,708,711
[POLICY-LOSSES]	                                             	4,083,355
[UNEARNED-PREMIUMS]		                                                 0
[POLICY-OTHER]		                                                      0
[POLICY-HOLDER-FUNDS]	                                           15,540
[NOTES-PAYABLE]		                                                     0
[COMMON]		                                                        2,500
[PREFERRED-MANDATORY]	                                                0
[PREFERRED]		                                                         0
[OTHER-SE]		                                                    735,909
[TOTAL-LIABILITY-AND-EQUITY]                                 	7,708,711
[PREMIUMS]		9,129
[INVESTMENT-INCOME]                                           		148,299
[INVESTMENT-GAINS]		                                              9,050
[OTHER-INCOME]		                                                 21,870
[BENEFITS]	                                                    	114,502
[UNDERWRITING-AMORTIZATION]	                                      1,697
[UNDERWRITING-OTHER]                                                 	0
[INCOME-PRETAX]		                                                37,575
[INCOME-TAX]	                                                   	14,401
[INCOME-CONTINUING]		                                            23,174
<DISCOUNTED>		                                                        0
[EXTRAORDINARY]	                                                     	0
[CHANGES]		                                                           0
[NET-INCOME]		                                                   23,174
[EPS-PRIMARY]		                                                       0
[EPS-DILUTED]		                                                       0
[RESERVE-OPEN]		                                                      0
[PROVISION-CURRENT]	                                                 	0
[PROVISION-PRIOR]		                                                   0
[PAYMENTS-CURRENT]		                                                  0
[PAYMENTS-PRIOR]		                                                    0
[RESERVE-CLOSE]		                                                     0
[CUMULATIVE-DEFICIENCY]	                                              0