Form 10-Q
period 1997-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1997-11-14
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X]  	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended September 30, 1997.

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

As of November 1, 1997, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.


*  	Pursuant to Rule 429 under the Securities Act of 1933, this Form
    10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                               FORM 10-Q



PART I.    FINANCIAL STATEMENTS                               PAGE NO.



     Consolidated Balance Sheet -
     September 30, 1997 and December 31, 1996....................3


     Consolidated Statement of Operations -
     Nine months and three months ended
          September 30, 1997 and 1996............................4


     Consolidated Statement of Cash Flows -
     Nine months ended September 30, 1997 and 1996...............5


     Notes to Consolidated Financial Statements..................6


     Management's Discussion and Analysis
          Results of Operations..................................8
          Investments...........................................11
          Liquidity and Capital Resources.......................16



PART II.   OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K..................18


     Signatures.................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheet
(in thousands, except share data)
(unaudited)
                                                  September 30   December 31
                                                     1997          	1996
                                                 	------------- 	-----------
ASSETS

Investments
  Fixed maturities, available for sale, at
    market (cost: September 30, 1997,
    $3,762,070; December 31,1996, $3,929,650)      $3,759,897    	$3,866,431
    Short-term investments       	                     22,452	        71,696
    Joint venture mortgage loans 	                     74,766        110,971
    Third-party mortgage loans	                       102,547	       106,585
    Other real estate-related investments	             46,873	        50,157
    Policy loans	                                     283,624	       288,302
    Other invested assets	                             29,378	        23,507
        	                                          ----------    	----------
    Total investments	                              4,319,537	     4,517,649

Cash	                                                   9,589	         2,776
Accrued investment income	                            118,441	       115,199
Reinsurance recoverable	                              393,775	       427,165
Goodwill	                                             237,042	       244,688
Value of business acquired	                           150,324	       189,639
Federal income tax recoverable	                         6,355    	     3,840
Deferred insurance acquisition costs	                  47,094	        26,811
Receivable on sales of securities	                     12,973	        32,569
Other assets and receivables	                           7,148	        30,277
Assets held in separate accounts	                   2,626,614    	 2,127,247
	                                                  ----------    	----------
    Total assets	                                  $7,928,892	    $7,717,860
	                                                  ==========    	==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Future policy benefits	                            $3,979,763    	$4,256,521
Ceded future policy benefits	                         393,775	       427,165
Benefits and claims payable to policyholders	          21,928	        36,142
Other accounts payable and liabilities	                61,345	        59,462
Deferred income taxes	                                 49,604	        60,362
Liabilities related to separate accounts	           2,626,614    	 2,127,247
	                                                  ----------    	----------
    Total liabilities	                              7,133,029    	 6,966,899
        	                                          ----------    	----------

Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
  300,000 shares; outstanding 250,000 shares	           2,500	        2,500
Additional paid-in capital	                           761,538	      761,538
Net unrealized loss on investments	                      (624)      (47,498)
Retained earnings                                 	    32,449	       34,421
        	                                           ---------   	----------
    Total stockholder's equity	                       795,863    	  750,961
              	                                     ---------	   ----------
    Total liabilities and stockholder's equity 	   $7,928,892    $7,717,860
              	                                    ==========	   ==========

See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Operations
(in thousands)
(unaudited)

                                   Nine Months Ended      Three Months Ended
  	                                  September 30       		   September 30
		                                ------------------	     ------------------
		                                  1997   	  1996      	   1997	     1996
	                                   ----      ---	          ----      ----
REVENUE
Net investment income	            $221,249  $223,019      $ 72,950  $ 76,070
Realized capital gains (losses)		    6,018     9,831        (3,032)   13,518
Premium income	                     13,067 	     389         3,938       150
Fees and other income               34,085    25,925        12,215     8,478
                                   -------   -------       -------   -------
  Total revenue                    274,419   259,164        86,071    98,216
                                   -------   -------       -------   -------

BENEFITS AND EXPENSES
Benefits and interest credited to
  policyholders	                   157,809	  173,069	       51,889	   57,512
Claims incurred                     14,658        74         6,076      --
Commissions, taxes, licenses
  and fees	                         25,887	   20,173	        8,389	    6,819
Operating expenses	                 25,969 	  17,334	       10,014	    6,974
Amortization of value of
  business acquired                 18,555	   18,603	        6,743	   11,582
Amortization of goodwill	            7,648 	   7,648	        2,549  	  2,549
Deferral of insurance
  acquisition costs                (23,999)  (20,793)       (8,209)   (7,531)
Amortization of insurance
  acquisition costs                  2,435	    3,025	          738	    2,097
                                   -------	  -------	      -------  	 ------
  Total benefits and expenses	     228,962   219,133        78,189    80,002
		                                 -------	  -------	      -------  	 ------
Income before income tax expense	   45,457	   40,031	        7,882	   18,214
                                   -------	  -------	      -------	   ------
Income tax expense (benefit)
  Current                           21,223 	  22,289         5,195     8,908
  Deferred	                         (3,044)	  (4,983)	      (1,417) 	 (1,517)
                                   -------	  -------	      -------  	 ------
  Total income tax expense 	        18,179	   17,306    	    3,778  	  7,391
		                                 ------- 	 -------	      -------	   ------

Net income	                       $ 27,278 	$ 22,725	     $  4,104	  $10,823
                                   =======	  =======	      =======  	=======



See accompanying notes to consolidated financial statements.



Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)
                                                     Nine Months Ended
                                                   		  September 30
                                                   		-----------------

	                                                      1997     1996
                                                    	  ----    	----
Cash flows from operating activities
  Net income	                                      $ 27,278  $ 22,725
  Reconcilement of net income to net
    cash provided:
    Realized capital gains		                         (6,018)	  (9,831)
    Interest credited and other charges	            153,726   168,467
    Amortization of value of business acquired	      18,555	   18,603
    Amortization of goodwill	                         7,648	    7,648
    Deferred insurance acquisition costs	           (21,564) 	(17,768)
    Amortization of discount and premium
      on investments	                                13,561  	 21,451
    Deferred income taxes	                           (3,044) 	 (3,834)
    Federal income taxes recoverable	                (2,515)	 112,646
    Other, net	                                      19,601	   (8,956)
                                                    -------		--------
    Net cash flow provided from operating
      activities	                                   207,228  	311,151
                                                    -------		--------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity               155,760	  212,636
    Fixed maturities sold prior to maturity         462,556  	512,297
    Mortgage loans, policy loans and other
      invested assets                               229,747  	127,850
  Cost of investments purchased or loans
    originated:
    Fixed maturities	                              (468,660) (854,695)
    Mortgage loans, policy loans and other
      invested assets	                             (174,555) (130,723)
  Short-term investments, net                        49,244	  194,704
  Net change in receivable and payable for
    securities	transactions	                         19,596	  (12,365)
  Net change in other assets	                           148	      140
	                                                   -------	  -------
    Net cash provided by investing activities			    273,836	   49,844
                                                    -------	  -------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                        106,565   111,587
    Withdrawals                                    (537,049) (526,547)
  Dividends to parent                               (29,250)     --
  Other                                             (14,517)	  30,367
                                                    -------	  -------
    Net cash used in financing activities          (474,251) (384,593)
                                                   --------	 --------
  Net increase (decrease)in cash                      6,813	  (23,598)
Cash at the beginning of period                       2,776	   25,811
                                                   --------   -------
Cash at the end of the period                     $   9,589   $ 2,213
                                                    =======	  =======



See accompanying notes to consolidated financial statements.

                                   5

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

   The acquisition of KILICO on January 4, 1996 was accounted for using the purchase method of accounting. Under the purchase method of accounting, KILICO's assets and liabilities were marked to their relative fair market values as of the acquisition date. The difference between the cost of acquiring KILICO and the net fair market values of KILICO's assets and liabilities as of the acquisition date was recorded as goodwill. KILICO is amortizing goodwill on a straight-line basis over twenty-five years.

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

(in thousands)

                                                             					Projected
Year ended     	Beginning                      		Accretion of     	ending
December 31     	balance       Amortization       	interest 	      balance
-----------	    ---------	     ------------     	------------	    ---------
1997   	       $  168,692	       $(33,007)	        $ 10,015       $ 145,700
1998	             145,700	        (26,040)	           9,047	        128,707
1999	             128,707	        (24,083)	           7,969	        112,593
2000              112,593         (22,009)          	 6,957	         97,541
2001               97,541         (19,340)          	 6,041        	 84,242
2002               84,242         (18,040)	           5,224	         71,426


   The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in KILICO's net income but rather are
   recorded	as a credit or charge to stockholder's equity, net of income tax. As of September 30, 1997, this adjustment increased the value of business acquired and stockholder's equity by approximately $.2 million and $.1 million, respectively.

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


RESULTS OF OPERATIONS

KILICO recorded improved net income of $27.3 million in the first nine months of 1997, compared with net income of $22.7 million in the first nine months of 1996. The improvement in net income in 1997, compared with 1996, was related to an increase in operating earnings offset by a decrease in realized investment results.

The following table reflects the components of net income:

Net income:
(in millions)
                                   							               Nine months ended
                                                            September 30
                                                        -------------------
                                                          1997        1996
                                                          ----        ----
Operating earnings	                                      $ 23.4	     $ 16.3
Net realized capital gains                                  3.9         6.4
                                                          -----	      -----
Net income	                                              $ 27.3	     $ 22.7
	                                                         =====      	=====


The following table reflects the major components of realized capital gains and losses included in net income. (See "INVESTMENTS" below.)

Realized capital gains (losses)
(in millions)
	                                     Nine months ended  	Three months ended
                                         September 30        September 30
                                      -----------------   ------------------
     	                                  1997   	 1996	      1997     	1996
	                                       ----	    ----	      ----     	----
Real estate-related gains (losses)     $ 8.9	   $ 8.5	     $ (.4)   $  7.9
Fixed maturity write-downs              (1.2)    (1.2)	      (.2)   	  (.1)
Other gains (losses), net               (1.7)     2.5       (2.4)      5.7
		                                      ----	    ----	   	  ----    	 ----
Realized investment gains (losses)	      6.0	     9.8	      (3.0)   	 13.5
Income tax expense (benefit)	            2.1   	  3.4	      (1.0)	     4.7
		                                      ----	    ----		     ----    	 ----
Net realized capital gains (losses)	   $ 3.9   	$ 6.4	     $(2.0)   $  8.8
          		                           =====	   =====	  	  =====     =====


Operating earnings (net income excluding realized capital gains and losses) increased to $23.4 million in the first nine months of 1997, compared with $16.3 million in the first nine months of 1996, due to an increase in spread revenue, caused by a decrease in interest credited, an increase in term life insurance premium production and an increase in fees and other income, offset by an increase in death claims incurred and operating expenses.


Investment income was negatively impacted in the first nine months of 1997, compared with the first nine months of 1996, by a decrease in KILICO's average total invested assets due to policyholder surrenders and withdrawals during 1997 and dividends paid to KILICO's parent. This decrease in investment income was somewhat offset by a $440 million repositioning of the bond portfolio during the second half of 1996, from lower yielding U.S. treasuries and cash, to higher yielding U.S. corporate bonds and asset-backed securities.

Interest credited declined in 1997, compared with 1996, due to crediting rate reductions in early 1997, as well as from a decrease in total annuity liabilities in force due to surrenders and withdrawals during 1996 and 1997.


Sales
(in millions)
                                Nine months ended       Three months ended
                                  September 30            September 30
                                -----------------       ------------------
                                  1997     1996           1997      1996
                                  ----     ----           ----      ----
  Annuities:
  		General account	             $106.6	  $110.8	        $ 39.4	   $ 26.0
  		Separate account	             197.2	   173.9	          64.1	     68.4
	                                 -----	   -----	         -----	    -----
	     Total annuities	            303.8	   284.7	         103.5	     94.4
                                  -----    -----          -----     -----
  Life insurance:.
	   Separate account bank
	     owned variable
       universal life              80.0        -              -         -
    Separate account variable
      universal life                4.3        -            3.7         -
   	Term life                      13.0      0.5            4.0       0.2
   	Interest sensitive life           -      0.3           (0.2)      0.1
                                  -----    -----          -----     -----
     	Total life	                  97.3	     0.8	           7.5	      0.3
                                  -----    -----          -----     -----

  Total sales                    $401.1   $285.5         $111.0    $ 94.7
	                                 =====	   =====	         =====	    =====

Sales of annuity products consist of total deposits received. The decrease in the first nine months of 1997 general account (fixed annuity) sales, compared with the first nine months of 1996, is reflective of the current interest rate environment as well as the overall strong stock market which has made variable annuities more attractive to consumers in the first nine months of 1997.

The increase in separate account (variable sales) in the first nine months of 1997, compared with the first nine months of 1996, was in part due to improvements in KILICO's financial strength and performance ratings in January 1996, KILICO's association with Zurich, the addition of new separate account investment fund options, the addition of new investment fund managers and a strong overall underlying stock market. Sales of variable annuities not only increase administrative fees earned but they also pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

Beginning in 1995, KILICO began to sell low-cost term life insurance products offering initial level premiums for 5, 10, 15, and 20 years in order to balance its product mix and asset-liability structure. In December 1996, KILICO also assumed $14.4 billion (face amount) of term life insurance premiums from Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. Through September 30, 1997, KILICO has assumed $12.5 million of premiums and $13.1 million of claims under the terms of the reinsurance agreement. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $523 thousand in the first nine months of 1997, compared with $558 thousand in the first nine months of 1996. Face amount of new business issued during 1997 and 1996 amounted to approximately $301 million and $235 million, respectively.

Beginning in late 1996 and in early 1997, KILICO introduced several new separate account variable universal life insurance products; bank owned and variable universal life and flexible premium variable universal life insurance.

The separate account bank owned and variable universal life insurance products are primarily marketed to banks, while the separate account flexible premium variable universal life products are primarily sold to individuals. In addition to the premiums shown in the table above, KILICO also received an additional $1.0 billion of bank owned variable universal life insurance premiums on October 31, 1997.

Included in fees and other income are administrative fees received from KILICO's separate account products of $26.6 million in the first nine months of 1997, compared with $18.4 million in the first nine months of 1996. Administrative fee revenue increased due to growth in average separate account assets and the receipt of $80.0 million of bank owned variable universal life insurance ("BOLI") premiums which generated $3.7 million of expense loads and fees. Other income also included surrender charge revenue of $4.0 million in the first nine months of 1997, compared with $4.2 million in the first nine months of 1996.


Policyholder surrenders and withdrawals
(in millions)
                               		Nine months ended		    Three months ended
         	                          September 30		         September 30
             		                  -----------------	     ------------------
                                  1997	      1996	       1997	       1996
                                	 ----	      ----        ----	       ----
General account	                 $515.4    	$491.6	     $189.4   	  $167.5
Separate account	                 177.9      140.1	       67.8	       48.8
             		                  ------    	------	      -----	      -----
Total	                           $693.3    	$631.7   	  $257.2	     $216.3
              	                  ======    	======	     ======	     ======


Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

KILICO expects that the level of future surrender and withdrawal activity, compared with such activity experienced in 1997, could be adversely affected by a future rise in interest rates and by reductions to crediting rates during 1997 as interest rates also declined.


Commissions, taxes, licenses and fees and the deferral of insurance acquisition costs increased in the first nine months of 1997, compared with the first nine months of 1996, primarily due to an increase in commissions related to the increase in sales in the first nine months of 1997 and as a result of $2.0 million in premium taxes related to $80.0 million of BOLI premiums received in 1997.

Operating expenses increased in the first nine months of 1997, compared with the first nine months of 1996, primarily due to an increase in headcount as the life operations restaffed subsequent to the acquisition by Zurich and an increase in data processing expenses related to new product introductions and system enhancements.

The net amortization of the value of business acquired in the first nine months of 1997 and 1996 were adversely impacted by net realized capital gains. Net realized capital gains generally accelerate the amortization of both the value of business acquired and deferred insurance acquisition costs as they tend to decrease KILICO's projected future estimated gross profits. Net realized capital losses generally defer such amortization into future periods as they tend to increase KILICO's projected future estimated gross profits.

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

Invested assets and cash
(in millions)
                      						       September 30, 1997	    December 31, 1996
            				                   ------------------     -----------------
Cash and short-term investments	    $   32   	   .7%	      $   74	    1.6%
Fixed maturities:
  Investment grade
    NAIC <F1> Class 1                3,148	    72.7	        3,231     71.5
    NAIC <F1> Class 2	                 603   	 13.9	          621     13.7
  Below investment grade:
    Performing	                          9	      .2	           13     	 .3
    Nonperforming	                       -	       -	            1     	  -
Joint venture mortgage loans	           75	     1.7	          111	     2.4
Third-party mortgage loans             102	     2.4	          107     	2.4
Other real estate-related investments	  47	     1.1	           50	     1.1
Policy loans	                          284	     6.6	          288	     6.4
Other	                                  29	      .7	           24	      .6
         		                          -----	   -----     		  -----    -----
    Total		                         $4,329	   100.0%	      $4,520    100.0%
	                                    =====    =====         =====	   =====

<F1> National Association of Insurance Commissioners ("NAIC").
     --  Class 1 = A- and above
     --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized depreciation, on fixed maturities at September 30, 1997 was $2.2 million, compared with $63.2 million at December 31, 1996. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 1997, investment-grade fixed maturities and cash and short-term investments accounted for 87.3 percent of KILICO's invested assets and cash, compared with 86.8 percent at December 31, 1996.

Approximately 35.5 percent of KILICO's investment-grade fixed maturities at September 30, 1997 were mortgage-backed securities, down from 36.4 percent at December 31, 1996. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage

Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

As a result of the previously discussed 1996 repositioning of KILICO's fixed maturity investment portfolio, as well as purchases in 1997, approximately
9.1 percent of KILICO's investment-grade fixed maturities at September 30, 1997 consisted of corporate asset-backed securities, compared with 8.8 percent at December 31, 1996. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At September 30, 1997, KILICO had unamortized premiums and discounts of $20.9 million and $5.2 million, respectively, related to mortgage-backed and asset-backed securities. Reductions to investment income related to the amortization of premiums and discounts amounted to $13.6 million during the first nine months of 1997, compared with $21.5 million in the first nine months of 1996. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in reductions to future investment income for the remainder of 1997.

Real estate-related investments

The $224.2 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.2 percent of cash and invested assets at September 30, 1997, compared with $267.7 million, or 5.9 percent, at December 31, 1996.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. Total future legal commitments were $124.6 million at September 30, 1997, compared with $197.4 million at December 31, 1996. As of September 30, 1997, KILICO expects to fund approximately $36.2 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Generally, at the inception of a real estate loan, KILICO anticipated that it would roll over the loan and reset the interest rate at least one time in the future, although KILICO is not legally committed to do so. KILICO anticipates that as certain mortgages mature they could be rolled over, restructured or foreclosed if not earlier disposed of.

Excluding the $5.6 million of real estate owned and $11.9 million of net equity investments in joint ventures, KILICO's real estate loans totaled $206.7 million at September 30, 1997. Of this amount, $164.4 million are on accrual status with a weighted average interest rate of approximately
8.7 percent. Of these accrual loans, 11.2 percent have terms requiring current periodic payments of their full contractual interest, 52.7 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 36.1 percent defer all interest to maturity.

Real estate portfolio
(in millions)
                                               Mortgage loans
                                             ------------------
                                              Joint     Third-
                                             Venture    Party
                                             -------    ------
Balance at December 31, 1996                 $111.0     $106.6
Additions (deductions):
Fundings                                        9.2          -
Interest added to principal                     5.6         .4
Sales/paydowns/distributions                  (42.4)     (13.7)
Operating gain                                    -          -
Realized investments gains                      6.9         .1
Other transactions, net                       (15.5)       9.1
                                             ------      -----
Balance at September 30, 1997                $ 74.8     $102.5
                                             ======      =====


Real estate portfolio
(in millions)

                                 Other real estate-related investments
                             ----------------------------------------------
                               Other     Real estate    Equity
                               loans<F2>    owned  	  investments 	 Total
                               -------	  ----------	  ----------- 	------
Balance at December 31, 1996	  $  30.9     $  7.5	       $11.7 	   $267.7 <F1>
Additions (deductions):
Fundings	                            -	         -  	         -	       9.2
Interest added to principal          -	         -	           -	       6.0
Sales/paydowns/distributions	     (1.2)      (3.0) 	      (1.2)   	 (61.5)
Operating gain	                      -	         -	          .8	        .8
Realized investments gains	         .9	        .6	          .4        8.9
Other transactions, net	          (1.2)	       .5	          .2	      (6.9)
                                 -----  	   -----        -----	     -----
Balance at September 30, 1997  $  29.4	    $  5.6	       $11.9	    $224.2 <F3>
	                                =====	     =====	       =====	     =====

<F1> 	Net of $11.8 million reserve and writedowns.  Excludes $9.7 million of real estate-related accrued interest.
<F2>  The other real estate loans were notes receivable evidencing
      financing,	primarily to joint ventures.  These loans were issued by
      KILICO generally to provide	financing for Kemper's or KILICO's
      joint ventures.
<F3>  Net of $11.6 million reserve and writedowns.  Excludes $7.9 million of real estate-related accrued interest.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of  	    Distribution by property type as of
September 30, 1997.	                September 30, 1997.

  California    38.2%                 Hotel                40.4%
  Hawaii        14.8                  Land                 29.0
  Colorado       9.6                  Residential          13.1
  Oregon         9.0                  Retail                3.2
  Washington     8.9                  Industrial            1.0
  Florida        6.3                  Office                0.7
  Texas          5.0                  Other                12.6
  Michigan       3.5                                       -----
  Ohio           3.3                     Total            100.0%
  Other          1.4                                      =====
                ----
    Total      100.0%
               =====


Real estate markets in which KILICO has investments are generally improving, with the hotel market being particularly strong. However, the Hawaiian market continues to be soft and continues to show little signs of improvement.


Undeveloped land represented approximately 29.0 percent of KILICO's real estate portfolio at September 30, 1997. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including

Kemper's and KILICO's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

Approximately half of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At September 30, 1997, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt") have an interest constituted approximately $88.1 million, or 39.3, percent of KILICO's real estate portfolio. The Nesbitt ventures primarily consist of eleven hotel properties. At September 30, 1997, KILICO had $100 thousand of Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At September 30, 1997, loans to and investments in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $59.5 million, or 26.5 percent, of KILICO's real estate portfolio. KILICO's interest in the MLP is a less than one percent limited partnership interest, and Kemper's interest is 75 percent as of September 30, 1997. At September 30, 1997, MLP-related commitments accounted for approximately $8.3 million of KILICO's off-balance-sheet legal commitments, which KILICO expects to fund.

At September 30, 1997, KILICO loans to and investment in projects with the Prime Group, Inc. or its affiliates totaled approximately $(5.8) million. Negative amounts represent KILICO's share of project-related operating losses in excess of the Company's investment. Prime Group-related commitments, however, accounted for $74.1 million of the off-balance-sheet legal commitments at September 30, 1997, of which KILICO expects to fund $14.2 million.

Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
         				                                September 30      December 31
				                                             1997	             1996
	                                            ------------      -----------

Potential problem loans <F1>                    $ 2.0             $ 3.2
Past due loans <F2>                                 -                 -
Nonaccrual loans <F3>                            47.9              43.5
Restructured loans (currently performing)<F4>       -                 -
Real estate owned                                 5.6               7.5
                                                 ----              ----
  Total		         	                             $55.5             $54.2
                                                 ====              ====
___________________________________________________________

<F1> 	These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
<F2> 	Interest more than 90 days past due but not on nonaccrual status.
<F3> 	KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $42.3 million and $38.2 million at September 30, 1997 and December 31, 1996, respectively.



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


KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of each investment's observable market price, net of estimated costs to sell. Real estate-related reserves amounted to $9.2 million and $9.5 million at September 30, 1997 and December 31, 1996, respectively. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors.

KILICO's real estate-related investments are expected to continue to be reduced further through future sales. Although the real estate-related investments have been valued using an estimate of each investment's observable market price, net of estimated costs to sell, KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change.

Net investment income

KILICO's pre-tax net investment income totaled $221.2 million in the first nine months of 1997, compared with $223.0 million in the first nine months of 1996. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status. As previously discussed, KILICO's net investment income in the first nine months of 1997 has been positively impacted by a repositioning of the bond portfolio during the second half of 1996.

KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                                 Nine months ended
               	                                   September 30
                                                 ------------------
               		                                  1997	     1996
               		                                  ----	     ----
Fixed maturities	                                  $ .4	     $ .6
Real estate-related investments	                    2.9	       .4
                                                   ----	     ----
Total	                                             $3.3   	  $1.0
                                                   ====	     ====
Basis points	                                        10	        3
		                                                 ====	     ====


Based on the level of nonaccrual real estate-related investments at September 30, 1997, KILICO estimates foregone investment income in 1997 will increase compared with the 1996 level. Any increase in non-performing securities, and either worsening or stagnating real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Future net investment income, results of operations and cash flow will reflect KILICO's current levels of investments in investment-grade securities, real estate fundings treated as equity investments, nonaccrual real estate loans and joint venture operating losses. Other mitigating factors include marketing advantages that have resulted from KILICO having lower levels of investment risk and higher financial strength and claims-paying ability ratings.

Realized investment results

Reflected in net income are after-tax net realized investment gains of $3.9 million and $6.4 million for the first nine months of 1997 and 1996, respectively.

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

Interest rates

Interest rates at September 30, 1997 are down compared with the level experienced at December 31, 1996. Although interest rates have fluctuated during the first nine months of 1997, they have been on a downward trend since the first quarter of the year. Interest rate fluctuations can cause significant fluctuations in both future investment income and future investment gains and losses. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have also influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. However, approximately 49 percent of KILICO's fixed and variable annuity liabilities as of September 30, 1997 were no longer subject to significant surrender fees.

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

In October 1997, Zurich announced a planned merger with B.A.T. Industries plc. In connection with that merger, Zurich's and KILICO's claims-paying ability ratings were negatively impacted by certain ratings agencies. KILICO's claims-paying ability ratings were impacted as follows:


                                     Current Rating     Current Status

     A. M. Best Company            A    (Excellent)     Affirmed
     Moody's Investors Service     Aa3  (Excellent)     Under review--
                                                          possible downgrade
     Duff & Phelps Credit
       Rating Co.                  AA   (Very High)     Rating watch--
                                                          developing
     Standard & Poor's             AA-  (Excellent)     Affirmed


Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating.


Stockholder's equity

Stockholder's equity totaled $795.9 million at September 30, 1997, compared with $751.0 million at December 31, 1996. The 1997 increase in stockholder's equity was primarily due a $46.7 million decrease in KILICO's unrealized loss position and net income of $27.3 million, offset by $29.3 million of cash dividends paid to Kemper during the first nine months of 1997.

PART II.     OTHER INFORMATION


ITEM 6.     	Exhibits and Reports on Form 8-K.

             (a)	EXHIBIT INDEX.

                 Exhibit No.
                 -----------
                 27 Financial Data Schedule

             (b) REPORTS ON FORM 8-K.

             A report on Form 8-K was filed on September 12, 1997. Such report indicated that KILICO dismissed its prior auditors, KPMG Peat Marwick, L.L.P. and retained Coopers & Lybrand, L.L.P. ("Coopers") as its new auditors. The decision to change auditors, which was approved by KILICO's Board of Directors, reflects the fact that Coopers is Zurich's primary world-wide auditor.

                 Kemper Investors Life Insurance Company
                                FORM 10-Q
              For the fiscal period ended September 30, 1997
                -----------------------------------------

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Kemper Investors Life Insurance Company
                          (Registrant)


     Date: November 12, 1997      By: /s/JOHN B. SCOTT
                                  --------------------------------------
                                  John B. Scott,
                                  President, Chief Executive Officer and
                                  Director

     Date: November 12, 1997     	By: /s/FREDERICK L. BLACKMON
                                  --------------------------------------
                                  Frederick L. Blackmon,
                                  Sr. Vice President and Chief Financial
                                  Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE SECOND QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 	1,000

[PERIOD-TYPE]	9-MOS.
[FISCAL-YEAR-END]                                        		DEC-31-1997
[PERIOD-START]		                                           JAN-01-1997
[PERIOD-END]		                                       SEPTEMBER-30-1997
[DEBT-HELD-FOR-SALE]                                        	3,759,897
[DEBT-CARRYING-VALUE]                                       	3,759,897
[DEBT-MARKET-VALUE]		                                        3,759,897
[EQUITIES]	                                                         	0
<MORTGAGES>	                                                  	177,313
[REAL-ESTATE]		                                                 46,873
[TOTAL-INVEST]                                             		4,319,537
[CASH]                                                         		9,589
[RECOVER-REINSURE]                                           		393,775
[DEFERRED-ACQUISITION]                                         	47,094
[TOTAL-ASSETS]		                                             7,928,892
[POLICY-LOSSES]	                                            	3,979,763
[UNEARNED-PREMIUMS]                                                		0
[POLICY-OTHER]	                                                     	0
[POLICY-HOLDER-FUNDS]                                          	21,928
[NOTES-PAYABLE]	                                                    	0
[COMMON]	                                                 	      2,500
[PREFERRED-MANDATORY]	                                               0
[PREFERRED]                                                        		0
[OTHER-SE]		                                                   793,363
[TOTAL-LIABILITY-AND-EQUITY]                                	7,928,892
[PREMIUMS]                                                    		13,067
[INVESTMENT-INCOME]	                                          	221,249
[INVESTMENT-GAINS]		                                             6,018
[OTHER-INCOME]		                                                34,085
[BENEFITS]                                                   		172,467
[UNDERWRITING-AMORTIZATION]                                     	2,435
[UNDERWRITING-OTHER]                                                	0
[INCOME-PRETAX]                                               		45,457
[INCOME-TAX]                                                  		18,179
[INCOME-CONTINUING]                                           		27,278
<DISCOUNTED>	                                                       	0
[EXTRAORDINARY]                                                   	 	0
[CHANGES]		                                                          0
[NET-INCOME]	                                                  	27,278
[EPS-PRIMARY]	                                                      	0
[EPS-DILUTED]                                                      		0
[RESERVE-OPEN]                                                     		0
[PROVISION-CURRENT]                                                		0
[PROVISION-PRIOR]                                                  		0
[PAYMENTS-CURRENT]                                                 		0
[PAYMENTS-PRIOR]	                                                   	0
[RESERVE-CLOSE]	                                                    	0
[CUMULATIVE-DEFICIENCY]                                             	0