Form 10-K
period 1997-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1998-03-20
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1997.

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

As of March 1, 1998, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

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

CORPORATE CONTROL EVENTS

On January 4, 1996, an investor group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of that change in control, Zurich and Insurance Partners owned 80 percent and 20 percent, respectively, of Kemper and therefore KILICO. On February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper and KILICO became wholly-owned subsidiaries of Zurich.

The acquisition of KILICO was accounted for using the purchase method of accounting. The consolidated financial statements of KILICO prior to January 4, 1996, were prepared on a historical cost basis and have been labeled as "preacquisition" throughout this Annual Report on Form 10-K.

Under purchase accounting, KILICO's assets and liabilities have been marked to their relative fair values as of the acquisition date. The difference between the allocated cost of $745.6 million of acquiring KILICO and the net fair values of KILICO's assets and liabilities as of the acquisition date resulted in $254.9 million of goodwill. KILICO originally began to amortize goodwill on a straight-line basis over twenty-five years, however, in the fourth quarter of 1997, KILICO changed its amortization period to twenty years. The change in amortization periods was made to conform to Zurich's accounting practices and policies and resulted in an increase in goodwill amortization of $5.1 million in 1997. KILICO has presented January 4, 1996 (the acquisition date) as the opening purchase accounting balance sheet for comparative purposes, where appropriate, throughout the Annual Report on Form 10-K.

Purchase accounting adjustments primarily affected the recorded historical values of fixed maturities, mortgage loans, other invested assets, deferred insurance acquisition costs, future policy benefits and deferred income taxes. (See note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.)

STRATEGIC INITIATIVES

Since the early 1990's, KILICO has intensified the management of its real estate-related investments due to adverse market conditions. KILICO also successfully implemented strategies over the last several years to reduce both its joint venture operating losses and the level of its real estate-related investments. These strategies included individual property sales, refinancings and restructurings, as well as bulk sale transactions completed in December 1995 in anticipation of the 1996 change in control. As a result of these strategies, KILICO reduced its holdings of real estate-related investments from 36.2 percent of its total invested assets and cash at year-end 1991 to 4.9 percent at year-end 1997.

The management, operations and strategic directions of KILICO were also integrated by the end of 1993 with those of another Kemper subsidiary, Federal Kemper Life Assurance Company ("FKLA"). The integration streamlined management, controlled costs, improved profitability, increased operating efficiencies and productivity, and helped to expand both companies' distribution capabilities. Headquartered in Long Grove, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products through brokerage general agents and other independent distributors.

Beginning in 1995, KILICO also began to introduce and expand new and existing product lines. In late 1995, KILICO began to sell term life insurance products in order to balance its product mix and asset-liability structure. Over the last three years, KILICO increased the competitiveness of its variable annuity products by adding multiple variable subaccount investment options and investment managers to existing variable annuity products. In 1996, KILICO introduced a registered flexible individual variable life insurance product and in 1997 KILICO introduced a non-registered individual and group variable bank-owned life insurance contract ("BOLI") and a series of individual variable life insurance contracts.

NARRATIVE DESCRIPTION OF BUSINESS

KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual term life, universal life and individual and group variable life insurance products through various distribution channels. KILICO offers investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO's products. KILICO's sales mainly consist of deposits received on certain long duration annuity and variable life insurance contracts as well as reinsurance premiums assumed from FKLA beginning in 1996. (See note captioned "Reinsurance" in the notes to the consolidated financial statements and see the table captioned "Sales" on page 10.)

KILICO's fixed and variable annuities generally have surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

Over the last several years, in part reflecting the current interest rate environment, KILICO has increased its emphasis on marketing its existing and new separate account products. Unlike the fixed-rate annuity business where KILICO manages spread revenue, variable annuities pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds. KILICO, in turn, receives administrative fee revenue as well as cost of insurance charges which compensate KILICO for providing life insurance coverage to the contractholder potentially in excess of their cash surrender values.

As a result of this strategy, KILICO's separate account assets and related sales of its variable annuity and life products have increased as follows (in millions):

                                                                  DECEMBER 31       JANUARY 4
                                                              -------------------   ----------
                                                                1997       1996        1996
                                                              --------   --------   ----------
Separate account assets.....................................  $5,122.0   $2,127.2    $1,761.1
                                                              ========   ========    ========

                                                                    YEAR ENDED DECEMBER 31
                                                              ----------------------------------
                                                                                  PREACQUISITION
                                                                                  --------------
                                                                1997      1996         1995
                                                              --------   ------   --------------
Variable annuity sales......................................  $  259.8   $254.6      $  151.1
Variable life sales.........................................   2,708.6       .2            --
                                                              --------   ------      --------
  Total separate account sales..............................  $2,968.4   $254.8      $  151.1
                                                              ========   ======      ========

Rating improvements in 1996 (see "Rankings and ratings" on page 6) and the 1996 change in control also helped to increase KILICO's sales in 1997 and 1996, compared with 1995.

In order to increase variable annuity sales, KILICO introduced Kemper PASSPORT in 1992. Kemper PASSPORT is a variable and market value adjusted annuity featuring a choice of investment portfolios, an increasing estate benefit, tax-free transfers and guaranteed rates for a variety of terms. In 1994, KILICO changed Kemper PASSPORT from a single premium annuity to one with a flexible premium structure and also added a small capitalization equity subaccount as another investment portfolio option. In 1995 and 1996, KILICO also added several new subaccounts and new investment managers as investment portfolio choices for certain purchasers of the Kemper Advantage III variable annuity product. During late 1996, KILICO introduced POWER V, a registered flexible premium variable life insurance product. During mid-1997, KILICO also introduced variable BOLI which is primarily marketed to banks and other large corporate entities and a series of non-registered variable individual universal life insurance contracts which are marketed primarily to high net worth individuals. These products are being marketed and distributed by Investors Brokerage Services, Inc., ("IBS") a wholly-owned subsidiary of KILICO. Excluding these contracts marketed and distributed by IBS which accounted for $2,705.8 million of KILICO's first year sales, INVEST Financial Corporation, ("INVEST") an affiliated company until June 28, 1996, and certain other unrelated companies of INVEST's new parent First American National Bank, and EVEREN Securities, Inc., an affiliated company until September 13, 1995, accounted for approximately 23.0 percent and 5.0 percent, respectively, in 1997 of KILICO's first-year sales, compared with 24 percent and 12 percent, respectively, in 1996.

Current crediting rates, a conservative investment strategy and the interest rate environment have impacted general account annuity sales for KILICO over the last several years. KILICO's general account fixed annuity sales were as follows (in millions):

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                                PREACQUISITION
                                                                                --------------
                                                               1997     1996         1995
                                                              ------   ------   --------------
General account fixed annuity sales.........................  $145.7   $140.6       $247.6
                                                              ======   ======       ======

Beginning in early 1995, KILICO began raising crediting rates on certain of its existing and new general account products, reflecting both competitive conditions and a rising interest rate environment. As a result of these actions, sales of general account annuities increased. During late 1995, as interest rates fell, KILICO began reducing crediting rates on certain of its existing and new general account products reflecting both competitive conditions and the falling interest rate environment. As a result of these events, as well as a strong stock and bond market during 1996 and most of 1997, which influenced potential buyers of fixed annuity products to purchase variable annuity products, sales of general account annuities have increased only slightly in 1997, compared with 1996.

Beginning in 1995, KILICO began to sell term life insurance products in order to balance its product mix and asset-liability structure. During 1997 and 1996, KILICO also assumed $21.1 million and $7.3 million, respectively, of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, net of reinsurance ceded, amounted to $1.1 million in 1997, compared with $565 thousand in 1996 and $236 thousand in 1995.

FEDERAL INCOME TAX DEVELOPMENTS

In early 1998, the Clinton Administration's Fiscal Year 1998 Budget ("Budget") was released and contained certain proposals to change the taxation of non-qualified fixed and variable annuities and variable life insurance contracts. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final 1999 Budget approved by Congress. If the current Budget proposals are accepted, certain of KILICO's non-qualified fixed and variable annuities and certain of its variable life insurance products, including BOLI and the nonregistered individual variable universal life insurance contract introduced during 1997, may no longer be tax advantaged products and therefore no longer attractive to those customers who purchase them because of their favorable tax attributes. Additionally, sales of such products during 1998 may also be negatively impacted until the likelihood of the current proposals being enacted into law has be determined.

YEAR 2000 COMPLIANCE

Many existing computer programs were originally designed without considering the impact of the year 2000 and currently use only two digits to identify the year in the date field. This issue affects nearly all companies and organizations and could cause computer applications and systems to fail or create erroneous results to occur for any transaction with a date of January 1, 2000, or later.

Many companies must undertake major projects to address the year 2000 issue and each companies costs and uncertainties will depend on a number of factors, including its software and hardware, and the nature of the industry. Companies must also coordinate with other entities with which they electronically interact, including suppliers, customers, creditors and other financial services institutions.

If a company does not successfully address its year 2000 issues it could face material adverse consequences in the form of lawsuits against the company, lost business, erroneous results and substantial operating problems after January 1, 2000.

KILICO has taken substantial steps over the last several years to ensure that its systems will be compliant for the year 2000. Such steps have included the replacement of older systems with new systems which are already compliant. In 1996, KILICO replaced its investment accounting system and in 1997 KILICO replaced its general ledger and accounts payable system. KILICO has also ensured that new systems developed to support new product introductions in 1996 and 1997 are already year 2000 compliant. Data processing expenses related solely to bringing KILICO's systems in compliance with the year 2000 amounted to $88 thousand in 1997 and KILICO anticipates that it will cost an additional $895 thousand to bring all remaining systems into compliance.

KILICO has also undertaken steps which require that all other entities with which KILICO electronically interacts, including suppliers and other financial services institutions, attest in writing to KILICO that their systems are year 2000 compliant.

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

Based on statutory financial data as of December 31, 1997, KILICO had three ratios outside the usual ranges, the change in reserving ratio, the change in premium ratio and the change in product mix ratio. KILICO's change in reserving ratio reflected the level of interest-sensitive life surrenders and withdrawals during 1997, as well as the 1997 reinsurance agreement with FKLA. KILICO's change in premium ratio and change in product mix ratio reflected the $2.7 billion increase in BOLI premiums received during 1997. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to KILICO's IRIS ratios for 1997 or earlier years.

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

In the early 1990s, there were a number of failures of life insurance companies. KILICO's financial statements include provisions for all known assessments that will be levied against KILICO by various state guaranty associations as well as an estimate of amounts (net of estimated future premium tax recoveries) that KILICO believes will be assessed in the future for failures which have occurred to date and for which the life insurance industry has estimated the cost to cover losses to policyholders. Assessments levied against KILICO and charged to expense in 1997, 1996 and 1995 amounted to $1.2 million, $601 thousand and $5.8 million, respectively. Such amounts relate to accrued guaranty fund assessments of $4.8 million, $5.8 million and $5.0 million at December 31, 1997, 1996 and 1995, respectively. Additional assessments charged to expense reflect accruals for the life insurance industry's new or revised loss estimates for certain insolvent insurance companies.

RISK-BASED CAPITAL

Since the early 1990s, reflecting a recessionary environment and the insolvencies of a few large life insurance companies, both state and federal legislators have increased scrutiny of the existing insurance regulatory framework. While various initiatives, such as the codification of statutory accounting principles, are being considered for future implementation by the NAIC, it is not presently possible to predict the future impact of potential regulatory changes on KILICO.

Under asset adequacy and risk-based capital rules in Illinois, state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The asset adequacy rules are designed to assure that reserves and assets are adequate to cover liabilities under a variety of economic scenarios. The focus of the capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. KILICO has capital levels substantially exceeding any which would mandate action under the risk-based capital rules and is in compliance with applicable asset adequacy rules.

RESERVES AND REINSURANCE

The following table provides a breakdown of KILICO's reserves for future policy benefits by product type (in millions):

                                                              DECEMBER 31   DECEMBER 31
                                                                 1997          1996
                                                              -----------   -----------
General account annuities...................................    $3,137        $3,507
Interest-sensitive life insurance and other.................       709           743
Term life reserves..........................................        10             7
Ceded future policy benefits................................       383           427
                                                                ------        ------
          Total.............................................    $4,239        $4,684
                                                                ======        ======

Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions in which KILICO insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"), an affiliated mutual insurance company. FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA produces policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1997 and 1996, KILICO's reinsurance recoverable from FLA related to these coinsurance transactions totaled approximately $382.6 million and $427.2 million, respectively. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses.

During December 1997, KILICO entered into a funds held reinsurance agreement with another Zurich affiliated company, EPICENTRE Reinsurance (Bermuda) Limited ("EPICENTRE"). Under the terms of this agreement, KILICO ceded, on a yearly renewable term basis, ninety percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to variable BOLI, which is held in KILICO's separate accounts. During 1997, KILICO ceded to EPICENTRE approximately $24.3 million of separate account fees (cost of insurance charges) paid to KILICO by these policyholders for the life insurance coverage provided under the terms of each separate account contract. KILICO has also withheld approximately $23.4 million of such funds due to EPICENTRE under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheet in
ITEM 8 of this Annual Report on Form 10-K as of December 31, 1997. KILICO remains primarily liable to its policyholders for these amounts.

During 1996, KILICO assumed on a yearly renewable term basis approximately $14.4 billion (face amount) of term life insurance from FKLA. As a result of this transaction, KILICO also recorded reserves in 1997 and 1996 of approximately $7.9 million and $7.3 million, respectively. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.)

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

KILICO's principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents. Certain of KILICO's financial strength ratings and claims-paying/ performance ratings, however, were lower in 1995 than in earlier years, and were under review in 1995, due to uncertainty with respect to Kemper's and KILICO's ownership. These ratings impacted sales efforts in certain markets; however, increases in KILICO's financial strength ratings and claims-paying/performance ratings in January 1996 favorably impacted variable annuity sales during 1997 and 1996 and should continue to favorably impact future sales.

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

RANKINGS AND RATINGS

According to BEST'S AGENTS GUIDE TO LIFE INSURANCE COMPANIES, 1997, as of December 31, 1996, KILICO ranked 74th of 1,249 life insurers by admitted assets; 156th of 1,034 by insurance in force; and 171st of 1,183 by net premiums written.

Following the January 1996 change in control, certain of KILICO's financial strength ratings and claims-paying ability ratings were upgraded. In October 1997, Zurich announced a planned merger with B.A.T. Industries plc. In connection with that merger, Zurich's and KILICO's claims-paying ability ratings were placed on ratings watch with negative implications by certain rating agencies. KILICO's current ratings and their current status are as follows:

                                           CURRENT RATING              CURRENT STATUS
                                           ---------------   ----------------------------------
A.M. Best Company........................  A (Excellent)     Affirmed
Moody's Investors Service................  Aa3 (Excellent)   Under review -- possible downgrade
Duff & Phelps Credit Rating Co...........  AA (Very High)    Rating watch -- developing
Standard & Poor's........................  AA- (Excellent)   Affirmed

EMPLOYEES

At December 31, 1997, KILICO utilized the services of approximately 620 employees of FKLA, which are also shared with FLA and Zurich Life Insurance Company of America ("ZLICA"). On January 5, 1996, KILICO, FKLA, FLA and ZLICA began to operate under the trade name Zurich Kemper Life. On July 1, 1996, Kemper acquired 100 percent of the issued and outstanding common stock of ZLICA from Zurich.

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

In addition, certain of KILICO's variable life insurance and annuity products, and the related separate accounts, are subject to regulation by the Securities and Exchange Commission (the "SEC").

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

KILICO's cash flow is carefully monitored and its investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For securities, portfolio management is handled by an affiliated company, Scudder Kemper Investments, Inc. ("SKI"), formerly Zurich Kemper Investments, Inc. ("ZKI"), and its subsidiaries and affiliates, with KILICO's real estate-related investments being handled by a majority-owned Kemper real estate subsidiary. Investment policy is directed by KILICO's board of directors. KILICO's investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities. See "INVESTMENTS" in
ITEM 7.

FORWARD-LOOKING STATEMENTS

All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the Securities and Exchange Commission, press releases, presentations by KILICO or its management or oral statements) relative to markets for KILICO's products and trends in KILICO's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to sell its products, the market value of KILICO's investments and the lapse rate and profitability of KILICO's contracts;
(ii) KILICO's ability to achieve anticipated levels of operational efficiencies through certain cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, and other factors which may affect the profitability of KILICO's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of KILICO's products; (vi) increasing competition which could affect the sale of KILICO's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulations of the sale and underwriting and pricing of insurance products; and (viii) the risk factors or uncertainties listed from time to time in KILICO's other filings with the Securities and Exchange Commission.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for KILICO's common stock.

(b) Kemper owns all of the common stock of KILICO as of the date of this filing.

(c) KILICO has declared no cash dividends on its common stock in 1995 or 1996. Cash dividends of $26.9 million and $2.4 million were declared and paid to Kemper on March 31, 1997 and May 1, 1997, respectively. No additional dividends have been declared or paid through the date of filing this Form 10-K.

RESTRICTIONS ON DIVIDENDS

Dividend distributions from KILICO to its stockholder are restricted by state insurance laws. In Illinois, where KILICO is domiciled, if such dividend, together with other distributions during the 12 preceding months would exceed the greater of (a) ten percent of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. The maximum amount of dividends which can be paid by KILICO without prior approval in 1998 is $58.4 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for KILICO for the five years ended December 31, 1997 and for the opening balance sheet as of the acquisition date, January 4, 1996. Such information should be read in conjunction with KILICO's consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                                                                           PREACQUISITION
                                                                                 ----------------------------------
                                                                                            DECEMBER 31
                                      DECEMBER 31    DECEMBER 31    JANUARY 4    ----------------------------------
                                         1997           1996          1996         1995          1994        1993
                                      -----------    -----------    ---------    --------      --------    --------
TOTAL REVENUE.....................     $   425.5      $  356.2      $  --        $   68.1 (1)  $  330.5    $  337.4
                                       =========      ========      ========     ========      ========    ========
NET INCOME EXCLUDING REALIZED
  INVESTMENT RESULTS..............     $    31.9      $   25.6      $  --        $   74.2      $   61.9    $   33.7
                                       =========      ========      ========     ========      ========    ========
NET INCOME (LOSS).................     $    38.7      $   34.4      $  --        $ (133.0)(1)  $   26.4    $   14.0
                                       =========      ========      ========     ========      ========    ========
FINANCIAL SUMMARY
Total separate account assets.....     $ 5,122.0      $2,127.2      $1,761.1     $1,761.1      $1,508.0    $1,499.5
                                       =========      ========      ========     ========      ========    ========
Total assets......................     $10,589.7      $7,717.9      $7,682.7     $7,581.7      $7,537.1    $8,113.7
                                       =========      ========      ========     ========      ========    ========
Future policy benefits............     $ 3,856.9      $4,256.5      $4,585.1     $4,573.2      $4,843.7    $5,040.0
                                       =========      ========      ========     ========      ========    ========
Stockholder's equity..............     $   865.6      $  751.0      $  745.6     $  605.9      $  434.0    $  654.6
                                       =========      ========      ========     ========      ========    ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements, Kemper, and therefore KILICO, were acquired on January 4, 1996, by an investor group led by Zurich. In connection with the acquisition, KILICO's assets and liabilities were marked to their respective fair values as of the acquisition date in conformity with the purchase accounting method required under generally accepted accounting principles.

KILICO's financial statements as of January 4, 1996, and as of and for the year ended December 31, 1996, have been adjusted to reflect the effects of such purchase accounting adjustments. KILICO's financial statements for the year ended December 31, 1995 has been prepared on an historical cost basis and do not reflect such purchase accounting adjustments.

RESULTS OF OPERATIONS

KILICO recorded net income of $38.7 million in 1997, compared with net income of $34.4 million in 1996 and with a net loss of $133.0 million in 1995. The increase in net income in 1997, compared with 1996, was due to a significant increase in operating earnings before the amortization of goodwill, offset by an increase in goodwill amortization and a slight decline in net realized capital gains. The increase in net income in 1996, compared with 1995, was primarily due to a decrease in the level of real estate-related realized investment losses. KILICO's strategy with respect to its real estate-related investments changed dramatically as of year-end 1995 in connection with the Zurich-led investor group's acquisition of Kemper. This change, as further discussed below, resulted in significant reductions in real estate-related investments and significant realized capital losses in the second half of 1995.

The following table reflects the components of net income (loss):

              NET INCOME (LOSS)
              (in millions)

                                                    YEAR ENDED DECEMBER 31
                                            --------------------------------------
                                                                    PREACQUISITION
                                                                    --------------
                                             1997        1996            1995
                                            ------      ------      --------------
Operating earnings before amortization
  of goodwill.........................      $ 47.2      $ 35.8         $  74.2
Amortization of goodwill..............       (15.3)      (10.2)             --
Net realized investment gains
  (losses)............................         6.8         8.8          (207.2)
                                            ------      ------         -------
          Net income (loss)...........      $ 38.7      $ 34.4         $(133.0)
                                            ======      ======         =======

The following table reflects the major components of realized investment results included in net income (loss) above. (See "INVESTMENTS" beginning on page 13, and the note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.)

              REALIZED INVESTMENT RESULTS, AFTER TAX
              (in millions)

                                                    YEAR ENDED DECEMBER 31
                                            --------------------------------------
                                                                    PREACQUISITION
                                                                    --------------
                                             1997        1996            1995
                                            ------      ------      --------------
Real estate-related gains (losses)....      $ 12.8      $ 11.4         $(211.6)
Fixed maturity write-downs............        (2.8)        (.9)           (4.7)
Other gains (losses), net.............        (3.2)       (1.7)            9.1
                                            ------      ------         -------
          Total.......................      $  6.8      $  8.8         $(207.2)
                                            ======      ======         =======

The higher level of real estate-related losses in 1995, compared with both 1997 and 1996, reflected realized capital losses predominately from real estate-related bulk sale transactions in December 1995, as well as a higher level of write-downs on real estate-related investments. These sales and write-downs in 1995, reflect Zurich's and Insurance Partners' strategies, adopted by KILICO, with respect to the disposition of real estate-related investments. Other realized investment gains and losses for 1997, 1996 and 1995 relate primarily to the sale of fixed maturity investments. The fixed maturity losses generated in 1997 and 1996 arose primarily from the sale of fixed maturity investments, consisting of lower yielding U.S. Treasury bonds, collateralized mortgage obligations and corporate bonds, related to ongoing repositionings of KILICO's fixed maturity investment portfolio. The proceeds from the repositionings, together with cash and short-term investments, were reinvested into higher yielding corporate bonds and asset-backed securities in 1997 and 1996. Real estate-related gains in both 1997 and 1996, continue to reflect KILICO's strategy to reduce its exposure to real estate-related investments, as well as improving real estate market conditions in most areas of the country. Fixed maturity write-downs in 1997 primarily reflect other-than-temporary declines in value of certain U.S. dollar denominated fixed maturity investments which have significant exposure to countries in Southeast Asia. (See "INVESTMENTS" beginning on page 13.)

Operating earnings before the amortization of goodwill increased to $47.2 million in 1997, compared with $35.8 million in 1996. Operating earnings increased in 1997 before the amortization of goodwill, compared with 1996, primarily due to an increase in spread revenue (investment income earned less interest credited), an increase in separate account fees and charges, an increase in premium income and an increase in the deferral of insurance acquisition costs, offset by an increase in claims incurred and other policyholder benefits, taxes, licenses and fees, commissions, operating expenses and an increase in the amortization of the value of business acquired.

Operating earnings before the amortization of goodwill decreased to $35.8 million in 1996, compared with $74.2 million in 1995, primarily due to purchase accounting adjustments which reduced investment income and increased expenses.

Investment income was lower in 1996, compared with 1995, primarily reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the fair value of KILICO's fixed maturity investments as of January 4, 1996 became KILICO's new cost basis in such investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $133.9 million greater than original par. The amortization of such premiums reduced investment income by approximately $14.1 million in 1997 and $22.7 million in 1996, compared with 1995.

Investment income and interest credited also declined in 1997, compared with 1996 and 1995, as a result of a decrease in both total invested assets and liabilities for future policy benefits to policyholders. Such decreases were the result of surrender and withdrawal activity over the last three years.

Investment income was also negatively impacted during 1996, compared with 1995, by a higher level of cash and short-term investments held in the first quarter of 1996. The increase in cash and short-term investments in the first quarter of 1996 was caused in part by the cash proceeds received from bulk sales of real estate-related investments in late December 1995.

Investment income was positively impacted in 1997 and 1996 from the benefits of capital contributions to KILICO and from the above-mentioned repositionings of KILICO's investment portfolio.

The following table reflects KILICO's sales.

          SALES
          (in millions)

                                                    YEAR ENDED DECEMBER 31
                                           ----------------------------------------
                                                                     PREACQUISITION
                                                                     --------------
                                             1997         1996            1995
                                           --------      ------      --------------
Annuities:
  General account........................  $  145.7      $140.6          $247.6
  Separate account.......................     259.8       254.6           151.1
                                           --------      ------          ------
     Total annuities.....................     405.5       395.2           398.7
                                           --------      ------          ------
Life Insurance:
  Separate account bank-owned variable
     universal life ("BOLI").............   2,700.0        --            --
  Separate account variable universal
     life................................       8.6          .2          --
  Term life..............................      22.2         7.8              .2
  Interest-sensitive life................     --             .6              .2
                                           --------      ------          ------
     Total life..........................   2,730.8         8.6              .4
                                           --------      ------          ------
               Total sales...............  $3,136.3      $403.8          $399.1
                                           ========      ======          ======

Sales of annuity products consist of total deposits received. General account annuity sales increased only slightly in 1997, compared with 1996, due to the current low interest rate environment. The decrease in 1996 general account (fixed annuity) sales, compared with 1995, is reflective of the declining interest rate environments and the stock and bond markets during 1996 and 1995, respectively, which made variable annuities more attractive to consumers in 1996, and fixed annuities more attractive to consumers during 1995.

The increase in separate account (variable sales) in 1997, compared with 1996 and 1995, was in part due to improvements in KILICO's financial strength and performance ratings in January 1996, the addition of new separate account investment fund options, the addition of new investment fund managers and a strong overall underlying stock and bond market. Sales of variable annuities not only increase administrative fees earned but they also pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds. KILICO believes that the increase in its financial strength and performance ratings in January 1996 together with KILICO's association with Zurich, will continue to assist in KILICO's future sales efforts.

Beginning in late 1995, KILICO introduced a registered flexible individual variable life insurance product and in 1997 KILICO introduced several non-registered variable universal life insurance contracts, BOLI and a series of individual universal life insurance contracts. Sales of these separate account variable products, like variable annuities, pose minimal investment risk for KILICO as policyholders also invest in one or more underlying investment funds which invest in stocks and bonds. KILICO receives premium tax and DAC tax expense loads from certain contract holders, as well as administrative fees and cost of insurance charges which compensate KILICO for providing life insurance coverage to the contractholders in excess of their cash surrender values. Face amount of new variable universal life insurance business issued amounted to $59.6 billion in 1997, compared with $4.0 million in 1996.

In early 1998, the Clinton Administration's Fiscal Year 1998 Budget ("Budget") was released and contained certain proposals to change the taxation of non-qualified fixed and variable annuities and variable life insurance contracts. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final 1999 Budget approved by Congress. If the current Budget proposals are accepted, certain of KILICO's non-qualified fixed and variable annuities and certain of its variable life insurance products, including BOLI and the non-registered individual variable universal life insurance contract introduced during 1997, may no longer be tax advantaged products and therefore no longer attractive to those customers who purchase them because of their favorable tax attributes. Additionally, sales of such products during 1998 may also be negatively impacted until the likelihood of the current proposals being enacted into law has been determined.

Beginning in 1995, KILICO began to sell low-cost term life insurance products offering initial level premiums for 5, 10, 15 and 20 years in order to balance its product mix and asset-liability structure. In 1997 and 1996, KILICO also assumed $21.1 million and $7.3 million, respectively, of term life insurance premiums from FKLA. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.) Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $1.1 million in 1997, compared with $565 thousand in 1996 and $236 thousand in 1995. Face amount of new term business issued during 1997, 1996 and 1995 amounted to approximately $278 million, $187 million and $120 million, respectively.

Included in separate account fees and charges are administrative fees received from KILICO's separate account products of $31.0 million in 1997, compared with $25.3 million and $21.9 million in 1996 and 1995, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets.

Also included in separate account fees and charges in 1997 are cost of insurance charges related to variable universal life insurance, primarily BOLI, of $27.6 million, of which $24.3 million of such fees were ceded to EPICENTRE. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.) Separate account fees and charges in 1997 also include premium tax expense loads of $51.1 million related to BOLI.

Other income includes surrender charge revenue of $5.2 million in 1997, compared with $5.4 million and $7.7 million in 1996 and 1995, respectively, as total general account and separate account policyholder surrenders and withdrawals decreased in 1997 and 1996, compared with 1995. The decrease in surrender charge revenue in 1997, compared with 1996 and 1995 also reflects that 49 percent of KILICO's fixed and variable annuity liabilities, excluding BOLI, at December 31, 1997 are subject to minimal (5 percent or less) or no surrender charges, compared with 57 percent in 1996 and 56 percent in 1995. Also included in other income in 1995 is a ceding commission experience adjustment which resulted in income of $4.4 million related to certain reinsurance transactions entered into by KILICO during 1992. (See the note captioned "Reinsurance" in the notes to the consolidated financial statements.)

          POLICYHOLDER SURRENDERS, WITHDRAWALS AND DEATH BENEFITS
          (in millions)

                                                                          PREACQUISITION
                                                                          --------------
                                             1997           1996               1995
                                            ------         ------         --------------
General account.........................    $703.1         $652.0             $755.9
Separate account........................     236.2          196.7              205.6
                                            ------         ------             ------
     Total..............................    $939.3         $848.7             $961.5
                                            ======         ======             ======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income. Beginning in late 1994, as a result of rising interest rates and other competitive market factors, KILICO began to increase crediting rates on certain interest-sensitive products which adversely impacted spread income. The declines in interest rates during the last three quarters of 1995, however, and the current interest rate environment during 1996 and 1997, have mitigated at present, competitive pressures to increase existing renewal crediting rates further.

General account surrenders, withdrawals and death benefits increased $51.1 million in 1997, compared with 1996, reflecting an increase of $18.2 million in claims incurred as a result of the aforementioned term life insurance business assumed from FKLA as well as an increase in overall surrenders and withdrawals in 1997, compared with 1996. KILICO expects that the level of surrender and withdrawal activity experienced in 1997 should remain at a similar level in 1998 given current projections for relatively stable interest rates.

Taxes licenses and fees increased in 1997 to $52.6 million of which $51.1 million of this increase was related to premium taxes on BOLI. Excluding the taxes due on BOLI, of which KILICO received a corresponding expense load in separate account fees and other charges, taxes licenses and fees amounted to $1.5 million, compared with $2.2 million in 1996 and $6.9 million in 1995. Taxes, licenses and fees were lower in 1997 and 1996, compared with 1995, primarily reflecting the level of guaranty fund assessments in each of those years. Expenses for such assessments totaled $1.2 million, $601 thousand, and $5.8 million in 1997, 1996 and 1995, respectively. (See "Guaranty association assessments" in ITEM 1 beginning on page 4.)

Commissions expense was higher in 1997, compared with both 1996 and 1995, due to an increase in total sales, excluding BOLI.

Operating expenses declined in 1995, primarily as a result of a decrease in headcount resulting from the uncertainty concerning KILICO's ownership. Operating expenses increased in 1997 and 1996, compared with 1995, as a result of restaffing after the completion of the merger, an increase in evidence costs related to new term life sales and an increase in data processing expenses. Data processing expenses increased to $10.8 million in 1997, compared with $4.1 million in 1996 and $3.7 million in 1995, primarily due to infrastructure improvements related to new product development, a new general ledger and accounts payable system, development of a data warehouse and costs related to bringing KILICO's systems in compliance with the year 2000. Data processing expenses related to bringing KILICO's systems in compliance with the year 2000 amounted to $88 thousand in 1997. KILICO currently anticipates that it will cost an additional $895 thousand to bring all remaining systems in compliance. (See "Year 2000 compliance" in ITEM 1 beginning on page 3.)

Operating earnings were positively impacted by the deferral of insurance acquisition costs in 1997, compared with 1996 and 1995. The deferral of insurance acquisition costs increased in 1997, compared with both 1996 and 1995 reflecting an increase in commissions expense and operating expenses related directly to the increase in production of new business.

Operating earnings were negatively impacted by the amortization of insurance acquisition costs and the amortization of the value of business acquired in 1997 and 1996, compared with the amortization of insurance acquisition costs in 1995. Deferred insurance acquisition costs, and the related amortization thereof, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. The value of business acquired reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the value of business acquired is calculated assuming an interest rate equal to the liability or contract rate on the value of the business acquired. (See note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.) Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The amortization of the value of business acquired increased in 1997, compared with 1996, as a result of an increase in net operating earnings related to the business previously acquired. The amortization of the value of business acquired in 1997 and 1996 was also adversely affected by net realized capital gains in 1997 and 1996, while the net amortization of insurance acquisition costs in 1995, was positively affected by realized capital losses. Net realized capital gains tend to accelerate the amortization of both the value of business acquired and deferred insurance acquisition costs as they tend to decrease KILICO's projected future estimated gross profits. Net realized capital losses tend to defer such amortization into future periods as they tend to increase KILICO's projected future estimated gross profits.

The difference between the cost of acquiring KILICO and the net fair value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. During 1996, KILICO began to amortize goodwill on a straight-line basis over twenty-five years. In December of 1997, KILICO changed its amortization period to twenty years in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, KILICO recorded an increase in amortization expense of $5.1 million during 1997. The amortization of goodwill increased expenses by $10.2 million in 1996, compared with 1995.

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

INVESTED ASSETS AND CASH
(in millions)

                                                                DECEMBER 31          DECEMBER 31
                                                                   1997                 1996
                                                              ---------------      ---------------
Cash and short-term investments.............................  $  260      5.8%     $   74      1.6%
Fixed maturities:
  Investment-grade:
     NAIC(1) Class 1........................................   3,004     67.1       3,231     71.5
     NAIC(1) Class 2........................................     651     14.5         621     13.7
  Below investment grade:
     Performing.............................................      14       .3          13       .3
     Nonperforming..........................................      --       --           1       --
Joint venture mortgage loans................................      73      1.6         111      2.4
Third-party mortgage loans..................................     103      2.3         107      2.4
Other real estate-related investments.......................      44      1.0          50      1.1
Policy loans................................................     282      6.3         288      6.4
Equity securities...........................................      25       .6          10       .2
Other.......................................................      21       .5          14       .4
                                                              ------    -----      ------    -----
          Total(2)..........................................  $4,477    100.0%     $4,520    100.0%
                                                              ======    =====      ======    =====

---------------

(1) National Association of Insurance Commissioners ("NAIC").
    -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+
(2) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.

FIXED MATURITIES

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a separate component of stockholder's equity, net of any applicable income tax expense. The aggregate unrealized appreciation (depreciation) on fixed maturities at December 31, 1997 and 1996 was $24.6 million and $(63.2) million, respectively, compared with no unrealized appreciation or depreciation, at January 4, 1996 as a result of purchase accounting adjustments. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At December 31, 1997, investment-grade fixed maturities and cash and short-term investments accounted for 87.4 percent of KILICO's invested assets and cash, compared with 86.8 percent at December 31, 1996. Approximately 54.0 percent of KILICO's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1997, compared with 58.4 percent at December 31, 1996.

Approximately 35.1 percent of KILICO's investment-grade fixed maturities at December 31, 1997 were mortgage-backed securities, down from 36.4 percent at December 31, 1996, due to sales and paydowns during 1997. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

As a result of the previously discussed repositionings of KILICO's fixed maturity portfolio, approximately 10.8 percent and 8.8 percent of KILICO's investment-grade fixed maturities at December 31, 1997 and 1996, respectively, consisted of corporate asset-backed securities. The majority of KILICO's investments in asset-backed securities were backed by home equity loans (27.7%), auto loans (22.3%), manufactured housing loans (17.2%), equipment loans (13.7%), and commercial mortgage backed securities ("CMBs") (10.7%).

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

At December 31, 1997 and 1996 KILICO had unamortized premiums and discounts related to mortgage-backed and asset-backed securities as follows (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              1997    1996
                                                              -----   -----
Unamortized premiums........................................  $19.6   $24.7
                                                              =====   =====
Unamortized discounts.......................................  $ 5.2   $ 5.7
                                                              =====   =====

KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity in 1998 is expected to result in reductions to future investment income similar to or greater than those reductions experienced by KILICO in 1997.

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

                           CARRYING                                                                         FAIR VALUE
                           VALUE AT                    EXPECTED MATURITY DATE                                   AT
                         DECEMBER 31,   -----------------------------------------------------              DECEMBER 31,
     (in millions)           1997        1998     1999     2000    2001    2002    THEREAFTER    TOTAL         1997
     -------------       ------------    ----     ----     ----    ----    ----    ----------    -----     ------------
Fixed Maturities:
  Mortgage-backed
     bonds.............    $1,283.6     $219.1   $232.5   $145.1   $92.2   $64.5     $530.2     $1,283.6     $1,283.6
     Average yield.....        6.58%      6.60%    6.61%    6.64%   6.64%   6.63%      6.67%        6.58%        6.58%
  Asset-backed bonds...    $  353.0     $ 18.9   $ 16.9   $ 30.8   $35.5   $47.2     $203.7     $  353.0     $  353.0
     Average yield.....        6.81%      6.85%    7.04%    7.05%   7.15%   7.13%      7.20%        6.81%        6.81%
  CMBs.................    $   42.2     $  0.3   $  0.4   $  0.4   $ 0.4   $ 8.0     $ 32.7     $   42.2     $   42.2
     Average yield.....        6.64%      6.64%    6.64%    6.64%   6.64%   6.63%      6.63%        6.64%        6.64%
                           --------                                                             --------     --------
                           $1,678.8                                                             $1,678.8     $1,678.8
                           ========                                                             ========     ========

                         CARRYING                                                                           FAIR VALUE
                         VALUE AT                     EXPECTED MATURITY DATE                                    AT
                       DECEMBER 31,   -------------------------------------------------------              DECEMBER 31,
    (in millions)          1996        1997     1998     1999     2000     2001    thereafter    total         1996
    -------------      ------------    ----     ----     ----     ----     ----    ----------    -----     ------------
Fixed Maturities:
  Mortgage-backed
     bonds...........    $1,402.0     $161.4   $239.0   $261.4   $166.1   $ 61.8     $512.3     $1,402.0     $1,402.0
     Average yield...        6.83%      6.83%    6.83%    6.83%    6.83%    6.83%      6.83%        6.83%        6.83%
  Asset-backed
     bonds...........    $  339.3     $ 31.4   $ 38.1   $ 36.6   $ 44.4   $ 51.0     $137.8     $  339.3     $  339.3
     Average yield...        6.82%      6.82%    6.82%    6.82%    6.82%    6.82%      6.82%        6.82%        6.82%
                         --------                                                               --------     --------
                         $1,741.3                                                               $1,741.3     $1,741.3
                         ========                                                               ========     ========

The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1997, is 3.8 years. A 200 basis point increase in interest rates would extend the weighted average maturity by approximately 1.0 year, while a 200 basis point decrease in interest rates would decrease the weighted average maturity by approximately 1.3 years.

The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1996, was 4.6 years. A 200 basis point increase in interest rates would have extended the weighted average maturity by approximately 1.7 years, while a 200 basis point decrease in interest rates would have decreased the weighted average maturity by approximately 1.3 years.

As of December 31, 1997, KILICO had $54.7 million of U.S. dollar denominated fixed maturity investments, after write-downs for other-than-temporary declines in value, which have significant exposure to countries in Southeast Asia. Approximately $5.6 million of such securities were from Korea, $21.9 million were from Hong Kong, China, $20.4 million were from Malaysia and the remainder of such bonds were from a United Kingdom bank with most of its loans issued to countries in Southeast Asia. Write-downs on such securities, which were considered to be other-than-temporary, as of December 31, 1997 amounted to $3.1 million. There can be no assurance that the current estimate for other-than-temporary declines in value for such securities will prove accurate over time due to changing economic conditions in Southeast Asia.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 9 issuers at December 31, 1997, totaled 0.3 percent of cash and invested assets at both December 31, 1997 and December 31, 1996. (See note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.) Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. KILICO has significantly reduced its exposure to below investment-grade securities since 1991. This strategy takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace. KILICO expects to increase its holdings in this category selectively during 1998.

REAL ESTATE-RELATED INVESTMENTS

The $220.0 million real estate-related portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.9 percent of cash and invested assets at December 31, 1997, compared with $267.7 million, or 5.9 percent, at December 31, 1996. The decrease in real estate-related investments during 1997 was primarily due to asset sales.

As reflected in the "Real estate portfolio" table below, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $75.3 million at December 31, 1997. This amount represented a net decrease of $122.1 million since December 31, 1996, primarily due to sales in 1997. As of December 31, 1997, KILICO expects to fund approximately $21.2 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs. (See note captioned "Financial Instruments -- Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.)

Excluding the $4.0 million of real estate owned and $19.2 million of net equity investments in joint ventures, KILICO's real estate loans totaled $196.8 million at December 31, 1997, after reserves and write-downs. Of this amount, $155.0 million are on accrual status with a weighted average interest rate of approximately 8.82 percent. Of these accrual loans, 9.7 percent have terms requiring current periodic payments of their full contractual interest, 53.4 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 36.9 percent defer all interest to maturity.

The equity investments in real estate at December 31, 1997 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate thereof, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

REAL ESTATE PORTFOLIO
(in millions)

                                                       MORTGAGE LOANS     OTHER REAL ESTATE-RELATED INVESTMENTS
                                                      ----------------   ---------------------------------------
                                                       JOINT    THIRD-     OTHER     REAL ESTATE       EQUITY
                                                      VENTURE   PARTY    LOANS(2)       OWNED       INVESTMENTS    TOTAL
                                                      -------   ------   ---------   ------------   ------------   ------
Balance at December 31, 1996........................  $111.0    $106.6    $ 30.9        $ 7.5          $11.7       $267.7(1)
Additions (deductions):
Fundings............................................    11.8      --       --           --             --            11.8
Interest added to principal.........................     5.6        .7     --           --             --             6.3
Sales/paydowns/distributions........................   (47.9)    (13.8)    (10.4)        (4.1)          (3.0)       (79.2)
Operating gain......................................    --        --       --           --                .8           .8
Transfers...........................................    (9.1)      9.1     --           --             --            --
Realized investments gains..........................     7.6        .4       2.2           .7            8.8         19.7
Other transactions, net.............................    (6.3)     --        (1.6)         (.1)            .9         (7.1)
                                                      ------    ------    ------        -----          -----       ------
Balance at December 31, 1997........................  $ 72.7    $103.0    $ 21.1        $ 4.0          $19.2       $220.0(3)
                                                      ======    ======    ======        =====          =====       ======

---------------
(1) Net of $11.8 million reserve and write-downs. Excludes $9.7 million of real estate-related accrued interest.

(2) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures. These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.

(3) Net of $9.2 million reserve and write-downs. Excludes $9.5 million of real estate-related accrued interest.

REAL ESTATE CONCENTRATIONS AND OUTLOOK

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships. (See notes captioned "Unconsolidated Investees" and "Concentration of Credit Risk" in the notes to the consolidated financial statements.)

As a result of KILICO's ongoing strategy to reduce its exposure to real estate-related investments, as of December 31, 1997, KILICO had three remaining properties which account for approximately 83.2 percent of KILICO's $220.0 million real estate-related portfolio.

The largest of these investments at December 31, 1997 amounted to $88.2 million and consisted of second mortgages on nine hotel properties and two office buildings in which Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests. These hotels and office buildings are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on KILICO's mortgages. These loans are on accrual status.

KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $60.5 million at December 31, 1997. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies which will determine the long-term economic viability of the project. KILICO currently anticipates that the permit process will be successfully completed in 1998. Loans to the MLP are on accrual status.

The remaining significant real estate-related investment amounted to $34.4 million at December 31, 1997 and consisted of various zoned and unzoned residential commercial lots located in Hawaii, as well as a sewer treatment plant which is located in the same geographical area as the residential lots. The sewer treatment plant is currently under a sales contract and is expected to close in early 1998. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, KILICO has placed these real estate-related investments on nonaccrual status as of December 31, 1996. KILICO is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, KILICO anticipates that it could be several additional years until all of KILICO's investments in Hawaii are completely disposed of.

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of the investments observable market price, net of estimated costs to sell. (See note captioned "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.) Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors. KILICO's real estate-related investments are expected to continue to decline further through future sales. KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located, if Kemper's and KILICO's plans with respect to certain projects change or if necessary construction or zoning permits are not obtained.

The following table is a summary of KILICO's troubled real estate-related investments:

          TROUBLED REAL ESTATE-RELATED INVESTMENTS
          (BEFORE RESERVES AND WRITE-DOWNS, EXCEPT FOR REAL ESTATE OWNED) (in millions)

                                                       DECEMBER 31   DECEMBER 31
                                                          1997          1996
                                                       -----------   -----------
Potential problem loans(1)...........................     $  --         $ 3.2
Past due loans(2)....................................        --         --
Nonaccrual loans (primarily Hawaiian
  properties)(3).....................................      47.4          43.5
Real estate owned....................................       4.0           7.5
                                                          -----         -----
          Total......................................     $51.4         $54.2
                                                          =====         =====

---------------
(1) These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
(2) Interest more than 90 days past due but not on nonaccrual status.
(3) KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $41.8 million and $38.2 million at December 31, 1997 and December 31, 1996, respectively.

NET INVESTMENT INCOME

KILICO's pre-tax net investment income totaled $296.2 million in 1997, compared with $299.7 million in 1996 and $348.4 million in 1995. Included in pre-tax net investment income is KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status. As previously discussed, KILICO's net investment income in 1997 and 1996, compared with 1995, has been negatively impacted by purchase accounting adjustments.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

          FOREGONE INVESTMENT INCOME
          (dollars in millions)

                                                           YEAR ENDED DECEMBER 31
                                                    ------------------------------------
                                                                          PREACQUISITION
                                                                          --------------
                                                    1997       1996            1995
                                                    ----       ----       --------------
Fixed maturities................................    $ .5       $ .7           $  .4
Real estate-related investments.................     3.9         .5            20.5
                                                    ----       ----           -----
       Total....................................    $4.4       $1.2           $20.9
                                                    ====       ====           =====
Basis points....................................      10          3              43
                                                    ====       ====           =====

Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at December 31, 1997, KILICO estimates foregone investment income in 1998 will be similar to the 1997 level. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

REALIZED INVESTMENT RESULTS

Reflected in net income (loss) are after-tax realized investment gains of $6.8 million and $8.8 million in 1997 and 1996, respectively, compared with after-tax realized investment losses of $207.2 million in 1995. (See note captioned "Invested Assets and Related Income" in the notes to the consolidated financial statements.)

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

INTEREST RATES

In 1994, rapidly rising short-term interest rates resulted in a much flatter yield curve as the Federal Reserve Board raised rates five times during the year and once during first-quarter 1995. Interest rates subsequently declined through the remainder of 1995. In 1996, however, interest rates again began to rise, before declining again in 1997.

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

A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses, while a declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately

49 percent of KILICO's fixed and variable annuity liabilities as of December 31, 1997, however, were no longer subject to significant surrender fees.

LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing or sold investments. (See the Policyholder surrenders and withdrawals table and related discussion on page 12 and "INVESTMENTS" beginning on page 13.)

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

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating. (See "Ranking and ratings" on page 6.)

STOCKHOLDER'S EQUITY

Stockholder's equity totaled $865.6 million at December 31, 1997, compared with $751.0 million at December 31, 1996, and $745.6 million at January 4, 1996. The 1997 increase in stockholder's equity was primarily due to net income of $38.7 million, a $45.0 million capital contribution and an increase in stockholder's equity related to the change in unrealized appreciation of $60.1 million related to KILICO's fixed maturity investment portfolio due to falling interest rates during 1997, offset by a dividend of $29.2 million to Kemper. The 1996 increase in stockholder's equity was primarily due to net income of $34.4 million and an $18.4 million capital contribution, offset by a $47.4 million decrease in stockholder's equity related to the change in the unrealized loss position of KILICO's fixed maturity investment portfolio due to rising interest rates during 1996.

EMERGING ISSUES

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items required to be reported be displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 31, 1997. The impact of implementation is not expected to be material to KILICO's reported net income before reporting comprehensive income. Comprehensive income, however, by design, could be materially different from reported net income, as changes in unrealized appreciation and depreciation of investments for example will now be included as a component of reported comprehensive income. Full implementation of SFAS No. 130 is expected in the first quarter of 1998.

In June 1997, the FASB also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for how to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 31, 1997. Full implementation of SFAS No. 131 is expected in December 1998 and the impact of implementation is not expected to be material to KILICO.

In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 revises standards for disclosures related to pension and other postretirement benefit plans. This statement is effective for fiscal years beginning after December 31, 1997. Full implementation of SFAS No. 132 is expected in December 1998 and the impact of implementation is not expected to be material to KILICO.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE(S)
                                                              -------
Report of Independent Public Accountants....................    20
Consolidated Balance Sheets, December 31, 1997 and December
  31, 1996..................................................    21
Consolidated Statements of Operations, three years ended
  December 31, 1997.........................................    22
Consolidated Statements of Stockholder's Equity, three years
  ended December 31, 1997...................................    23
Consolidated Statements of Cash Flows, three years ended
  December 31, 1997.........................................    24
Notes to Consolidated Financial Statements..................  25-39
Financial Statement Schedules:
  Reinsurance...............................................    47
  Valuation and Qualifying Accounts.........................    48

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder's
Kemper Investors Life Insurance Company:

We have audited the accompanying consolidated balance sheet of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. The financial statements of Kemper Investors Life Insurance Company and subsidiaries for the period from January 4, 1996 to December 31, 1996 (post-acquisition basis) and for the year ended December 31, 1995 (pre-acquisition basis), were audited by other auditors, whose unqualified report, dated March 21, 1997, included an explanatory paragraph that described the acquisition of Kemper Investors Life Insurance Company as discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                            Coopers & Lybrand L.L.P.
Chicago, Illinois
March 18, 1998

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              DECEMBER 31   DECEMBER 31
                                                                 1997          1996
                                                              -----------   -----------
ASSETS
Fixed maturities, available for sale, at fair value
  (amortized cost: December 31, 1997, $3,644,075; December
  31, 1996, $3,929,650)..................................... $ 3,668,643    $3,866,431
Short-term investments......................................     236,057        71,696
Joint venture mortgage loans................................      72,663       110,971
Third-party mortgage loans..................................     102,974       106,585
Other real estate-related investments.......................      44,409        50,157
Policy loans................................................     282,439       288,302
Equity securities...........................................      24,839         9,910
Other invested assets.......................................      20,820        13,597
                                                             -----------    ----------
          Total investments.................................   4,452,844     4,517,649
Cash........................................................      23,868         2,776
Accrued investment income...................................     117,789       115,199
Goodwill....................................................     229,393       244,688
Value of business acquired..................................     138,482       189,639
Deferred insurance acquisition costs........................      59,459        26,811
Deferred income taxes.......................................      39,993            --
Reinsurance recoverable.....................................     382,609       427,165
Receivable on sales of securities...........................      20,076        32,569
Other assets and receivables................................       3,187        34,117
Assets held in separate accounts............................    ,121,950     2,127,247
                                                             -----------    ----------
          Total assets...................................... $10,589,650    $7,717,860
                                                             ===========    ==========
LIABILITIES
Future policy benefits...................................... $ 3,856,871    $4,256,521
Ceded future policy benefits................................     382,609       427,165
Benefits and funds payable..................................     150,524        36,142
Other accounts payable and liabilities......................     212,133        59,462
Deferred income taxes.......................................          --        60,362
Liabilities related to separate accounts....................   5,121,950     2,127,247
                                                             -----------    ----------
          Total liabilities.................................   9,724,087     6,966,899
                                                             -----------    ----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares.....       2,500         2,500
Additional paid-in capital..................................     806,538       761,538
Unrealized gain (loss) on investments.......................      12,637       (47,498)
Retained earnings...........................................      43,888        34,421
                                                             -----------    ----------
          Total stockholder's equity........................     865,563       750,961
                                                             -----------    ----------
          Total liabilities and stockholder's equity........ $10,589,650    $7,717,860
                                                             ===========    ==========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                                      PREACQUISITION
                                                                                      --------------
                                                                1997         1996          1995
                                                              --------     --------   --------------
REVENUE
Net investment income.......................................  $296,195     $299,688     $ 348,448
Realized investment gains (losses)..........................    10,546       13,602      (318,700)
Premium income..............................................    22,239        7,822           236
Separate account fees and charges...........................    85,413       25,309        21,909
Other income................................................    11,087        9,786        16,192
                                                              --------     --------     ---------
          Total revenue.....................................   425,480      356,207        68,085
                                                              --------     --------     ---------
BENEFITS AND EXPENSES
Interest credited to policyholders..........................   199,782      223,094       237,984
Claims incurred and other policyholder benefits.............    28,372       14,255         7,631
Taxes, licenses and fees....................................    52,608        2,173         6,912
Commissions.................................................    32,602       25,962        24,881
Operating expenses..........................................    36,837       24,678        20,837
Deferral of insurance acquisition costs.....................   (38,177)     (27,820)      (36,870)
Amortization of insurance acquisition costs.................     3,204        2,316        14,423
Amortization of value of business acquired..................    24,948       21,530       --
Amortization of goodwill....................................    15,295       10,195       --
                                                              --------     --------     ---------
          Total benefits and expenses.......................   355,471      296,383       275,798
                                                              --------     --------     ---------
Income (loss) before income tax expense (benefit)...........    70,009       59,824      (207,713)
Income tax expense (benefit)................................    31,292       25,403       (74,664)
                                                              --------     --------     ---------
          Net income (loss).................................  $ 38,717     $ 34,421     $(133,049)
                                                              ========     ========     =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                                                PREACQUISITION
                                                                                                --------------
                                                        DECEMBER 31   DECEMBER 31   JANUARY 4    DECEMBER 31
                                                           1997          1996         1996           1995
                                                        -----------   -----------   ---------    -----------
CAPITAL STOCK, beginning and end of period............   $  2,500      $  2,500     $  2,500      $   2,500
                                                         --------      --------     --------      ---------

ADDITIONAL PAID-IN CAPITAL, beginning of period.......    761,538       743,104      491,994        491,994
Capital contributions from parent.....................     45,000        18,434        --           --
Adjustment to reflect purchase accounting method......     --            --          251,110        --
                                                         --------      --------     --------      ---------
          End of period...............................    806,538       761,538      743,104        491,994
                                                         --------      --------     --------      ---------

UNREALIZED GAIN (LOSS) ON INVESTMENTS, beginning of
  period..............................................    (47,498)       --           68,502       (236,443)
Unrealized gain (loss) on revaluation of investments,
  net.................................................     60,135       (47,498)       --           304,945
Adjustment to reflect purchase accounting method......     --            --          (68,502)       --
                                                         --------      --------     --------      ---------
          End of period...............................     12,637       (47,498)       --            68,502
                                                         --------      --------     --------      ---------

RETAINED EARNINGS, beginning of period................     34,421        --           42,880        175,929
Net income (loss).....................................     38,717        34,421        --          (133,049)
Dividends to parent...................................    (29,250)       --            --           --
Adjustment to reflect purchase accounting method......     --            --          (42,880)       --
                                                         --------      --------     --------      ---------
          End of period...............................     43,888        34,421        --            42,880
                                                         --------      --------     --------      ---------

          Total stockholder's equity..................   $865,563      $750,961     $745,604      $ 605,876
                                                         ========      ========     ========      =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         YEAR ENDED DECEMBER 31
                                                              --------------------------------------------
                                                                                            PREACQUISITION
                                                                                            --------------
                                                                1997           1996              1995
                                                              ---------     -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $  38,717     $    34,421       $(133,049)
  Reconcilement of net income (loss) to net cash provided:
     Realized investment losses (gains).....................    (10,546)        (13,602)        318,700
     Interest credited and other charges....................    198,206         230,298         237,984
     Deferred insurance acquisition costs...................    (34,973)        (25,504)        (22,447)
     Amortization of value of business acquired.............     24,948          21,530         --
     Amortization of goodwill...............................     15,295          10,195         --
     Amortization of discount and premium on investments....     17,866          25,743           4,586
     Deferred income taxes..................................    (99,370)           (897)         38,423
     Net change in current Federal income taxes.............     97,386         108,806         (86,990)
     Benefits and premium taxes due related to separate
       account bank-owned life insurance....................    180,546         --              --
     Other, net.............................................     17,168         (22,283)        (29,905)
                                                              ---------     -----------       ---------
          Net cash provided from operating activities.......    445,243         368,707         327,302
                                                              ---------     -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity......................    229,208         264,383         320,143
     Fixed maturities sold prior to maturity................    633,872         891,995         297,637
     Mortgage loans, policy loans and other invested
       assets...............................................    131,866         168,727         450,573
  Cost of investments purchased or loans originated:
     Fixed maturities.......................................   (606,028)     (1,369,091)       (549,867)
     Mortgage loans, policy loans and other invested
       assets...............................................    (76,350)       (119,044)       (131,966)
  Short-term investments, net...............................   (164,361)        300,819        (168,351)
  Net change in receivable and payable for securities
     transactions...........................................     29,746         (31,667)         (1,397)
  Net reductions in other assets............................        244             115           1,996
                                                              ---------     -----------       ---------
          Net cash provided by investing activities.........    178,197         106,237         218,768
                                                              ---------     -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................    145,687         141,159         247,778
     Withdrawals............................................   (745,510)       (700,084)       (755,917)
  Capital contributions from parent.........................     45,000          18,434         --
  Dividends to parent.......................................    (29,250)        --              --
  Other.....................................................    (18,275)         42,512         (35,309)
                                                              ---------     -----------       ---------
          Net cash used in financing activities.............   (602,348)       (497,979)       (543,448)
                                                              ---------     -----------       ---------
               Net increase (decrease) in cash..............     21,092         (23,035)          2,622
CASH, beginning of period...................................      2,776          25,811          23,189
                                                              ---------     -----------       ---------
CASH, end of period.........................................  $  23,868     $     2,776       $  25,811
                                                              =========     ===========       =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"). On January 4, 1996, an investor group comprised of Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of that change in control, Zurich and Insurance Partners owned 80 percent and 20 percent, respectively, of Kemper and therefore the Company. On February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper and the Company became wholly-owned subsidiaries of Zurich.

The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements in order for them to conform to the 1997 presentation.

PURCHASE ACCOUNTING METHOD

The acquisition of the Company on January 4, 1996, was accounted for using the purchase method of accounting. The consolidated financial statements of the Company prior to January 4, 1996, were prepared on a historical cost basis in accordance with generally accepted accounting principles. The accompanying financial statements and notes thereto prepared prior to January 4, 1996 have been labeled "preacquisition". The accompanying consolidated financial statements of the Company as of January 4, 1996 (the acquisition date) and as of and for the years ended December 31, 1996 and 1997, have been prepared in conformity with the purchase method of accounting. The Company has presented January 4, 1996 (the acquisition date), as the opening purchase accounting balance sheet where appropriate for comparative purposes throughout the accompanying financial statements and notes thereto.

Under purchase accounting, the Company's assets and liabilities have been marked to their relative fair values as of the acquisition date. The difference between the cost of acquiring the Company and the net fair values of the Company's assets and liabilities as of the acquisition date has been recorded as goodwill. The allocated cost of acquiring the Company was $745.6 million and the acquisition resulted in goodwill of $254.9 million as of January 4, 1996. The Company began to amortize goodwill during 1996 on a straight-line basis over twenty-five years. In December of 1997, the Company changed its amortization period to twenty years in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, the Company recorded an increase in goodwill amortization expense of $5.1 million during 1997.

The Company reviews goodwill to determine if events or changes in circumstances may have affected the recoverability of the outstanding goodwill as of each reporting period. In the event that the Company determines that goodwill is not recoverable, it would amortize such amounts as additional goodwill expense in the accompanying financial statements. As of December 31, 1997, the Company believes that no such adjustment is necessary.

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

A 15 percent discount rate was used to determine such value and represents the rate of return required by Zurich and Insurance Partners to invest in the business being acquired. In selecting the rate of return used to value the policies purchased, the Company considered the magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows, the cost of capital available to fund the acquisition, the perceived likelihood of

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) changes in insurance regulations and tax laws, the complexity of the Company's business, and the prices paid (i.e., discount rates used in determining other life insurance company valuations) on similar blocks of business sold in recent periods.

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

                                                                                                     PROJECTED
                     (IN THOUSANDS)                        BEGINNING                  ACCRETION OF    ENDING
                 YEAR ENDED DECEMBER 31                     BALANCE    AMORTIZATION     INTEREST      BALANCE
--------------------------------------------------------   ---------   ------------   ------------   ---------
1996 (actual)...........................................   $190,222      $(31,427)      $ 9,897      $168,692
1997 (actual)...........................................    168,692       (34,906)        9,958       143,744
1998....................................................    143,744       (25,633)        8,933       127,044
1999....................................................    127,044       (23,701)        7,873       111,216
2000....................................................    111,216       (21,668)        6,876        96,424
2001....................................................     96,424       (19,122)        5,973        83,275
2002....................................................     83,275       (17,835)        5,134        70,574

The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to stockholder's equity, net of income tax. As of December 31, 1997 and 1996, this adjustment increased (decreased) the value of business acquired by $(5.3) million and $20.9 million, respectively, and stockholder's equity by approximately $(3.4) million and $13.6 million, respectively.

ESTIMATES

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

LIFE INSURANCE REVENUE AND EXPENSES

Revenue for annuities, variable life insurance and interest-sensitive life insurance products consists of investment income, and policy charges such as mortality, expense and surrender charges and expense loads for premium taxes on certain contracts. Expenses consist of benefits and interest credited to contracts, policy maintenance costs and amortization of deferred insurance acquisition costs. Also reflected in fees and other income is a ceding commission experience adjustment received in 1995 as a result of certain reinsurance transactions entered into by the Company during 1992. (See note captioned "Reinsurance".)

Premiums for term life policies are reported as earned when due. Profits for such policies are recognized over the duration of the insurance policies by matching benefits and expenses to premium income.

DEFERRED INSURANCE ACQUISITION COSTS

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Deferred insurance acquisition costs related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio, through a credit or charge to stockholder's equity, net of income tax. The deferred insurance acquisition costs for term-life insurance products are being amortized over the premium paying period of the policies.

FUTURE POLICY BENEFITS

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 3.0 percent to 7.3 percent. Future minimum guaranteed interest rates vary from 3.0 percent to 4.0 percent. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 3.0 percent to 12.0 percent.

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

INVESTED ASSETS AND RELATED INCOME

Investments in fixed maturities and equity securities are carried at fair value. Short-term investments are carried at cost, which approximates fair value. (See note captioned "Fair Value of Financial Instruments".)

The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and asset-backed securities, over the estimated life of the security. Such amortization is included in net investment income. Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturities deemed to be impaired on an other-than-temporary basis, or on mortgage loans and other real estate loans where the likelihood of collection of interest is doubtful.

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

INCOME TAX

The operations of the Company prior to January 4, 1996 have been included in the consolidated Federal income tax return of Kemper. Income taxes receivable or payable have been determined on a separate return basis, and payments have been received from or remitted to Kemper pursuant to a tax allocation arrangement between Kemper and its subsidiaries, including the Company. The Company generally had received a tax benefit for losses to the extent such losses can be utilized in Kemper's consolidated Federal tax return. Subsequent to January 4, 1996, the Company and its subsidiaries file separate Federal income tax returns.

Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) CASH FLOW INFORMATION

The Company defines cash as cash in banks and money market accounts. Federal income tax refunded by Kemper under the tax allocation arrangement for the period from January 1, 1996 to January 4, 1996 and for the years ended December 31, 1995 amounted to $108.8 million and $25.2 million, respectively. The Company paid Federal income taxes of $29.0 million and $28.1 million directly to the United States Treasury Department during 1997 and 1996, respectively.

(3) INVESTED ASSETS AND RELATED INCOME

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturities are considered available for sale. The carrying value (estimated fair value) of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, were as follows:

                                                                                        ESTIMATED UNREALIZED
                                                               CARRYING    AMORTIZED    --------------------
                                                                VALUE         COST       GAINS      LOSSES
                       (in thousands)                          --------    ---------     -----      ------
DECEMBER 31, 1997
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $    6,258   $    6,298   $     4    $    (44)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      29,330       29,308       160        (138)
Debt securities issued by foreign governments...............      92,563       92,722       188        (347)
Corporate securities........................................   1,861,655    1,846,588    24,733      (9,666)
Mortgage and asset-backed securities........................   1,678,837    1,669,159    10,035        (357)
                                                              ----------   ----------   -------    --------
       Total fixed maturities...............................  $3,668,643   $3,644,075   $35,120    $(10,552)
                                                              ==========   ==========   =======    ========

DECEMBER 31, 1996
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $   92,238   $   93,202   $    --    $   (964)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      30,853       31,519        --        (666)
Debt securities issued by foreign governments...............     105,394      108,456       504      (3,566)
Corporate securities........................................   1,896,615    1,935,511     5,918     (44,814)
Mortgage and asset-backed securities........................   1,741,331    1,760,962     1,990     (21,621)
                                                              ----------   ----------   -------    --------
       Total fixed maturities...............................  $3,866,431   $3,929,650   $ 8,412    $(71,631)
                                                              ==========   ==========   =======    ========

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

The Company's $220.0 million real estate portfolio at December 31, 1997 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 1997 and 1996, total impaired real estate-related loans were as follows:

                                                                DECEMBER 31     DECEMBER 31
                                                                    1997            1996
                       (in millions)                            -----------     -----------
Impaired loans without reserves--gross......................       $39.3           $39.8
Impaired loans with reserves--gross.........................         2.2             7.6
                                                                   -----           -----
       Total gross impaired loans...........................        41.5            47.4
Reserves related to impaired loans..........................        (2.1)           (4.4)
                                                                   -----           -----
       Net impaired loans...................................       $39.4           $43.0
                                                                   =====           =====

Impaired loans without reserves include loans in which the deficit in equity investments in real estate-related investments is considered in determining reserves and write-downs. At December 31, 1997 and 1996, the Company's deficit in equity investments considered in determining reserves and write-downs amounted to $0 and $5.9 million, respectively. The Company had an average balance of $45.2 million and $30.8 million in impaired loans for 1997 and 1996, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

At December 31, 1997 and December 31, 1996, loans on nonaccrual status, before reserves and write-downs, amounted to $47.4 million and $43.5 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

At December 31, 1997, securities carried at approximately $6.3 million were on deposit with governmental agencies as required by law.

Proceeds from sales of investments in fixed maturities prior to maturity were $633.9 million, $892.0 million and $297.6 million during 1997, 1996 and 1995, respectively. Gross gains of $3.1 million, $9.9 million and $21.2 million and gross losses of $13.7 million, $16.2 million and $11.9 million were realized on sales and write-downs of fixed maturities in 1997, 1996 and 1995, respectively.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 1997, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                                 CARRYING     AMORTIZED
                                                                  VALUE       COST VALUE
                       (in thousands)                            --------     ----------
One year or less............................................    $   47,724    $   47,797
Over one year through five..................................       649,279       648,291
Over five years through ten.................................       988,849       984,495
Over ten years..............................................       303,954       294,333
Securities not due at a single maturity date, primarily
  mortgage and asset-backed securities(1)...................     1,678,837     1,669,159
                                                                ----------    ----------
       Total fixed maturities...............................    $3,668,643    $3,644,075
                                                                ==========    ==========

---------------
(1) Weighted average maturity of 3.8 years.

The sources of net investment income were as follows:

                                                                                              PREACQUISITION
                                                                                              --------------
                                                                  1997           1996              1995
                       (in thousands)                           --------       --------       --------------
Interest and dividends on fixed maturities..................    $250,170       $250,683          $269,934
Dividends on equity securities..............................       2,123            646               681
Income from short-term investments..........................       4,128          9,130            13,159
Income from mortgage loans..................................      16,283         20,257            40,494
Income from policy loans....................................      20,549         20,700            19,658
Income from other real estate-related investments...........       6,631          4,917            15,565
Income from other loans and investments.....................       2,045          2,480             1,555
                                                                --------       --------          --------
       Total investment income..............................     301,929        308,813           361,046
Investment expense..........................................      (5,734)        (9,125)          (12,598)
                                                                --------       --------          --------
       Net investment income................................    $296,195       $299,688          $348,448
                                                                ========       ========          ========

Realized gains (losses) for the years ended December 31, 1997, 1996 and 1995, were as follows:

                                                                            REALIZED GAINS (LOSSES)
                                                                -----------------------------------------------
                                                                                                 PREACQUISITION
                                                                                                 --------------
                                                                  1997            1996                1995
                       (in thousands)                           --------         -------         --------------
Real estate-related.........................................    $ 19,758         $17,462           $(325,611)
Fixed maturities............................................     (10,656)         (6,344)              9,336
Equity securities...........................................         914           --                   (346)
Other.......................................................         530           2,484              (2,079)
                                                                --------         -------           ---------
  Realized investment gains (losses) before income tax
     expense (benefit)......................................      10,546          13,602            (318,700)
Income tax expense (benefit)                                       3,691           4,761            (111,545)
                                                                --------         -------           ---------
  Net realized investment gains (losses)....................    $  6,855         $ 8,841           $(207,155)
                                                                ========         =======           =========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity securities and other--the difference between fair value and cost. The change in unrealized investment gains (losses) by class of investment for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                                  CHANGE IN UNREALIZED GAINS (LOSSES)
                                                       ---------------------------------------------------------
                                                                                                  PREACQUISITION
                                                                                                  --------------
                                                       DECEMBER 31    DECEMBER 31    JANUARY 4     DECEMBER 31
                                                           1997           1996          1996           1995
                   (in thousands)                      ------------   ------------   ----------   --------------
Fixed maturities.....................................    $ 87,787       $(63,219)        $           $351,964
Equity and other securities..........................        (103)         1,256         --               180
Adjustment to deferred insurance acquisition costs...      (2,325)         1,307         --           (14,277)
Adjustment to value of business acquired.............     (26,209)        20,947         --           --
                                                         --------       --------         --          --------
  Unrealized gain (loss) before income tax expense...      59,150        (39,709)        --           337,867
Income tax expense (benefit).........................        (985)         7,789         --            32,922
                                                         --------       --------         --          --------
       Net unrealized gain (loss) on investments.....    $ 60,135       $(47,498)        $--         $304,945
                                                         ========       ========         ==          ========

(4) UNCONSOLIDATED INVESTEES

At December 31, 1997 and 1996 the Company, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

As of December 31, 1997 and December 31, 1996, the Company's net equity investment in unconsolidated investees amounted to $19.3 million and $11.7 million, respectively. The Company's share of net income related to such unconsolidated investees amounted to $835 thousand and $223 thousand in 1997 and 1996, respectively, and a net loss of $453 thousand in 1995.

(5) CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage and asset-backed securities and real estate.

Approximately 35.1 percent of the Company's investment-grade fixed maturities at December 31, 1997 were mortgage-backed securities, down from 36.4 percent at December 31, 1996, due to sales and paydowns during 1997. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally AAA credit quality.

Approximately 10.8 percent and 8.8 percent of the Company's investment-grade fixed maturities at December 31, 1997 and 1996, respectively, consisted of corporate asset-backed securities. The majority of the Company's investments in asset-backed securities were backed by home equity loans (27.7%), auto loans (22.3%), manufactured housing loans (17.2%), equipment loans (13.7%), and commercial mortgage backed securities (10.7%).

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONCENTRATION OF CREDIT RISK (CONTINUED)
The Company's real estate portfolio is distributed by geographic location and property type, as shown in the following two tables:

GEOGRAPHIC DISTRIBUTION AS OF DECEMBER 31, 1997

California...........................   38.2%
Hawaii...............................   14.2
Colorado.............................    9.8
Oregon...............................    9.2
Washington...........................    9.1
Florida..............................    6.4
Texas................................    5.1
Michigan.............................    3.7
Ohio.................................    3.3
Illinois.............................    1.0
                                       -----
          Total......................  100.0%
                                       =====

DISTRIBUTION BY PROPERTY TYPE AS OF DECEMBER 31, 1997

Hotel................................   41.3%
Land.................................   28.2
Residential..........................   13.1
Retail...............................    3.3
Office...............................    3.1
Industrial...........................     .9
Other................................   10.1
                                       -----
          Total......................  100.0%
                                       =====

Undeveloped land represented approximately 28.2 percent of the Company's real estate portfolio at December 31, 1997. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including Kemper's and the Company's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. The values of certain development projects have been written down as of December 31, 1995, reflecting changes in plans in connection with the Zurich-led acquisition of Kemper. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and the Company's plans with respect to such projects may not change substantially.

Approximately half of the Company's real estate mortgage loans are on properties or projects where the Company, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners. (See note captioned "Unconsolidated Investees".)

At December 31, 1997, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $88.2 million, or
40.1 percent, of the Company's real estate portfolio. The Nesbitt ventures consist of nine hotel properties and two office buildings. At December 31, 1997, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At December 31, 1997, loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company ("Lumbermens"), a former affiliate, constituted approximately $60.5 million, or
27.5 percent, of the Company's real estate portfolio. Kemper's interest is 75 percent at December 31, 1997. At December 31, 1997, MLP-related commitments accounted for approximately $7.4 million of the Company's off-balance-sheet legal commitments, which the Company expects to fund.

At December 31, 1997, the Company no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold or written-down to zero. However, the Company continues to have Prime Group-related commitments, which accounted for $25.7 million of the Company's off-balance-sheet legal commitments at December 31, 1997. The Company does not expect to fund any of these commitments.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 1997, 1996 and 1995:

                                                                                         PREACQUISITION
                                                                                         --------------
                                                                1997         1996             1995
                       (in thousands)                         --------      -------      --------------
Current.....................................................  $130,662      $26,300        $(113,087)
Deferred....................................................   (99,370)        (897)          38,423
                                                              --------      -------        ---------
          Total.............................................  $ 31,292      $25,403        $ (74,664)
                                                              ========      =======        =========

Included in the 1995 current tax benefit is the recognition of a net operating loss carryover at December 31, 1995 which was utilized against taxable income on Kemper's consolidated short-period Federal income tax return for the January 1 through January 4, 1996 tax year. Beginning January 5, 1996, the Company and its subsidiaries each filed a stand alone Federal income tax return. Previously, the Company had filed a consolidated Federal income tax return with Kemper. In 1996, the Company and Kemper settled all outstanding balances under the tax allocation agreement.

The actual income tax expense (benefit) for 1997, 1996 and 1995 differed from the "expected" tax expense (benefit) for those years as displayed below. "Expected" tax expense (benefit) was computed by applying the U.S. Federal corporate tax rate of 35 percent in 1997, 1996, and 1995 to income (loss) before income tax expense (benefit).

                                                                                        PREACQUISITION
                                                                                        --------------
                                                               1997         1996             1995
                       (in thousands)                         -------      -------      --------------
Computed expected tax expense (benefit).....................  $24,503      $20,938         $(72,700)
Difference between "expected" and actual tax expense
  (benefit):
  State taxes...............................................    1,801          913           (1,370)
  Amortization of goodwill..................................    5,353        3,568          --
  Foreign tax credit........................................     (278)       --                (183)
  Other, net................................................      (87)         (16)            (411)
                                                              -------      -------         --------
          Total actual tax expense (benefit)................  $31,292      $25,403         $(74,664)
                                                              =======      =======         ========

Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company only records deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance recorded for the portion that is not likely to be realized. The valuation allowance is subject to future adjustments based upon, among other items, the Company's estimates of future operating earnings and capital gains.

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

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)
The tax effects of temporary differences that give rise to significant portions of the Company's net deferred Federal tax asset or liability were as follows:

                                                              DECEMBER 31    DECEMBER 31     JANUARY 4
                                                                 1997            1996          1996
                       (in thousands)                         -----------    ------------    ---------
Deferred Federal tax assets:
  Deferred insurance acquisition costs......................   $ 75,522        $  4,520      $  --
  Unrealized losses on investments..........................     --              16,624         --
  Life policy reserves......................................     43,337          46,452        46,654
  Unearned revenue..........................................     37,243          --             --
  Real estate-related.......................................     13,400          20,642        27,736
  Other investment-related..................................      3,298           5,409         1,773
  Other.....................................................      4,371           3,639         9,750
                                                               --------        --------      --------
     Total deferred Federal tax assets......................    177,171          97,286        85,913
  Valuation allowance.......................................    (15,201)        (31,825)      (15,201)
                                                               --------        --------      --------
     Total deferred Federal tax assets after valuation
      allowance.............................................    161,970          65,461        70,712
                                                               --------        --------      --------
Deferred Federal tax liabilities:
  Value of business acquired................................     48,469          66,373        66,578
  Deferred insurance acquisition costs......................     20,811           9,384         --
  Depreciation and amortization.............................     20,201          15,473        15,490
  Other investment-related..................................     18,774          28,855        37,919
  Unrealized gains on investments...........................      9,002          --             --
  Other.....................................................      4,720           5,738         4,197
                                                               --------        --------      --------
     Total deferred Federal tax liabilities.................    121,977         125,823       124,184
                                                               --------        --------      --------
Net deferred Federal tax assets (liabilities)...............   $ 39,993        $(60,362)     $(53,472)
                                                               ========        ========      ========

The net deferred tax assets relate primarily to unearned revenue and the tax on deferred insurance acquisition costs ("DAC Tax") associated with $2.7 billion of new 1997 sales from a non-registered individual and group variable bank-owned life insurance contract ("BOLI"). As a result of proposed tax law changes, as more fully discussed below, the level of DAC Tax experienced in 1997 is not anticipated to occur in future periods and it is expected that the Company will return to its normalized earnings patterns in 1998. Management believes that it is more likely, than not, that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets.

In early 1998, the Clinton Administration's Fiscal Year 1998 Budget ("Budget") was released and contained certain proposals to change the taxation of non-qualified fixed and variable annuities and variable life insurance contracts, including BOLI. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final 1999 Budget approved by Congress. If the current Budget proposals are accepted, certain of KILICO's non-qualified fixed and variable annuities and certain of its variable life insurance products, including BOLI and the non-registered individual variable universal life insurance contract introduced during 1997, may no longer be tax advantaged products and therefore no longer attractive to those customers who purchase them because of their favorable tax attributes. Additionally, sales of such products during 1998 may also be negatively impacted until the likelihood of the current proposals being enacted into law has been determined.

The tax returns through the year 1986 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1987 through 1993 are currently under examination by the IRS.

(7) RELATED-PARTY TRANSACTIONS

The Company received cash capital contributions of $45.0 million and $18.4 million during 1997 and 1996, respectively. The Company paid cash dividends of $29.3 million to Kemper during 1997.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) RELATED-PARTY TRANSACTIONS (CONTINUED)
The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 1997 and December 31, 1996, joint venture mortgage loans totaled $72.7 million and $111.0 million, respectively, and during 1997, 1996 and 1995, the Company earned interest income on these joint venture loans of $7.5 million, $9.5 million and $19.6 million, respectively.

All of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. The Company is allocated expenses for the utilization of FKLA employees and facilities, the investment management services of Scudder Kemper Investments, Inc. ("SKI"), formerly Zurich Kemper Investments, Inc., an affiliated company, and the information systems of Kemper Service Company ("KSvC"), an SKI subsidiary, based on the Company's share of administrative, legal, marketing, investment management, information systems and operation and support services. During 1997, 1996 and 1995, expenses allocated to the Company from SKI and KSvC amounted to $114 thousand, $1.7 million and $4.4 million, respectively. The Company also paid to SKI investment management fees of $3.5 million, $3.6 million and $3.4 million during 1997, 1996 and 1995, respectively. In addition, expenses allocated to the Company from FKLA during 1997, 1996 and 1995 amounted to $30.0 million, $10.5 million and $14.3 million, respectively.

During 1995, the Company sold certain mortgages and real estate-related investments, net of reserves, amounting to approximately $3.5 million to an affiliated non-life realty company, in exchange for cash. No gain or loss was recognized on these sales. During 1996, the Company purchased approximately $24.5 million of real estate-related investments from an affiliated non-life realty subsidiary for cash. The Company also paid to Kemper real estate subsidiaries $2.2 million, $1.8 million and $1.8 million in 1997, 1996 and 1995, respectively, related to the management of the Company's real estate portfolio.

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

In 1992 and 1991, the Company entered into 100 percent indemnity reinsurance agreements ceding $515.7 million and $416.3 million, respectively, of its fixed-rate annuity liabilities to Fidelity Life Association, a Mutual Legal Reserve Company ("FLA"). FLA is a mutual insurance company that shares common management and common board members with the Company, FKLA and Kemper. As of December 31, 1997 and 1996, the reinsurance recoverable related to the fixed-rate annuity liabilities ceded to FLA amounted to $382.6 million and $427.2 million, respectively. During 1995, the Company recorded income of $4.4 million related to a ceding commission experience adjustment from the 1992 reinsurance agreement.

In December 1996, the Company assumed on a yearly renewable term basis approximately $14.4 billion (face amount) of term life insurance from FKLA. As a result of this transaction, the Company recorded premiums and reserves of approximately $7.3 million. The difference between the cash transferred, which represents the statutory reserves of the business assumed, and the reserves recorded under generally accepted accounting principles, of approximately $18.4 million, was deemed to be a capital contribution from Kemper and was recorded as additional paid-in-capital during 1996. Premiums assumed during 1997 under the terms of the treaty amounted to $21.1 million and the face amount which remained outstanding at December 31, 1997 amounted to $12.6 billion.

The Company's retention limit on term life insurance prior to 1997 was $300 thousand (face amount) on the life of any one individual with the excess amounts ceded to outside reinsurers. The term life insurance business assumed from FKLA during 1996 did not have any individual contracts greater than $300 thousand in face amount. Effective January 1, 1997, the Company ceded 90 percent of all new term life insurance premiums to outside reinsurers. Term life reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $139 thousand and $102 thousand as of December 31, 1997 and 1996, respectively.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During December 1997, the Company entered into a funds held reinsurance agreement with a Zurich affiliated company, EPICENTRE Reinsurance (Bermuda) Limited ("EPICENTRE"). Under the terms of this agreement, the Company ceded, on a yearly renewable term basis, ninety percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to a new product developed in 1997, a non-registered variable bank-owned life insurance contract ("BOLI"), which is held in the Company's separate accounts. During 1997, the Company issued $59.3 billion (face amount) of new BOLI business and ceded $51.1 billion (face amount) to EPICENTRE under the terms of the treaty. During 1997, the Company also ceded $24.3 million of separate account fees (cost of insurance charges) to EPICENTRE. The Company has also withheld approximately $23.4 million of such funds due to EPICENTRE under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheet as of December 31, 1997.

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

The allocated accumulated postretirement benefit obligation accrued by the Company amounted to $1.9 million and $1.7 million at December 31, 1997 and 1996, respectively.

The discount rate used in determining the allocated postretirement benefit obligation was 7.25 percent and 7.75 percent for 1997 and 1996, respectively. The assumed health care trend rate used was based on projected experience for 1997 and 1998, 8 percent in 1999, gradually declining to 5.0 percent by the year 2002 and remaining at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by $242 thousand and $191 thousand, respectively.

The Company also provides certain severance-related policies to provide benefits, generally limited in time, to former or inactive employees after employment but before retirement.

(10) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

Although neither the Company or its joint venture projects have been identified as a "potentially responsible party" under Federal environmental guidelines, inherent in the ownership of or lending to real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned on properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate due to, among other factors, the unknown magnitude of possible exposures, the unknown timing and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" below for the discussion regarding the Company's loan commitments and standby financing agreements.

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 1997 and prior. The Company's financial statements include provisions for all known

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders. The Company is also contingently liable for any future guaranty fund assessments related to insolvencies of unaffiliated insurance companies, for which the life insurance industry has been unable to estimate the cost to cover losses to policyholders. No specific amount can be reasonably estimated for such insolvencies as of December 31, 1997.

(11) FINANCIAL INSTRUMENTS--OFF-BALANCE-SHEET RISK

At December 31, 1997, the Company had future legal loan commitments and stand-by financing agreements totaling $75.3 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be secured by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. The Company presently expects to fund approximately $21.2 million of these arrangements. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Fixed maturities and equity securities: Fair values for fixed maturity securities and for equity securities were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, SKI.

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

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
Life policy benefits: Fair values of the life policy benefits regarding investment contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1997 and 1996 to be 5.25 percent and 4.75 percent, respectively, while the assumed average market crediting rate was 6.0 percent and 5.8 percent in 1997 and 1996, respectively.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                                                DECEMBER 31, 1997             DECEMBER 31, 1996
                                                             ------------------------      ------------------------
                                                              CARRYING        FAIR          CARRYING        FAIR
                                                               VALUE         VALUE           VALUE         VALUE
                     (in thousands)                          ----------    ----------      ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities.......................................    $3,668,643    $3,668,643      $3,866,431    $3,866,431
  Cash and short-term investments........................       259,925       259,925          74,472        74,472
  Mortgage loans and other real estate-related assets....       220,046       220,046         267,713       267,713
  Policy loans...........................................       282,439       282,439         288,302       288,302
  Equity securities......................................        24,839        24,839           9,910         9,910
  Other invested assets..................................        20,820        24,404          13,597        13,597
Financial instruments recorded as liabilities:
  Life policy benefits, excluding term life reserves.....     3,846,023     4,050,852       4,249,264     4,101,588

(13) STOCKHOLDER'S EQUITY--RETAINED EARNINGS

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. The maximum amount of dividends which can be paid by the Company without prior approval in 1998 is $58.4 million. The Company paid cash dividends of $29.3 million to Kemper during 1997. The Company paid no cash dividends in 1996 or 1995.

The Company's net income (loss) and stockholder's equity as determined in accordance with statutory accounting principles were as follows:

                                                                  1997          1996          1995
                       (in thousands)                           --------      --------      --------
Net income (loss)...........................................    $ 58,372      $ 37,287      $(64,707)
                                                                ========      ========      ========
Statutory surplus...........................................    $476,924      $411,837      $383,374
                                                                ========      ========      ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) UNAUDITED INTERIM FINANCIAL INFORMATION

The following table sets forth the Company's unaudited quarterly financial information:

(in thousands)

                       QUARTER ENDED                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                       -------------                          --------   -------   ------------   -----------
1997 OPERATING SUMMARY
  Net investment income.....................................  $74,249    $74,050     $72,950       $ 74,946
  Realized investment gains (losses)........................      889      8,161      (3,032)         4,528
  Premium income............................................    5,008      4,121       3,938          9,172
  Separate account fees and other income....................    8,909     12,961      12,215         62,415(1)
                                                              -------    -------     -------       --------
          Total revenue.....................................   89,055     99,293      86,071        151,061
                                                              -------    -------     -------       --------
  Interest credited and benefits to policyholders...........   57,859     56,643      57,965         55,687
  Commissions, taxes, licenses and fees.....................    8,023      9,475       8,389         59,323(1)
  Operating expenses........................................    7,175      8,780      10,014         10,868
  Net deferral of insurance acquisition costs...............   (7,216)    (6,877)     (7,471)       (13,409)
  Amortization of value of business acquired................    4,821      6,991       6,743          6,393
  Amortization of goodwill..................................    2,547      2,552       2,549          7,647(2)
                                                              -------    -------     -------       --------
          Total benefits and expenses.......................   73,209     77,564      78,189        126,509
                                                              -------    -------     -------       --------
  Income before income tax expense..........................   15,846     21,729       7,882         24,552
  Income tax expense........................................    5,678      8,723       3,778         13,113
                                                              -------    -------     -------       --------
          Net income........................................  $10,168    $13,006     $ 4,104       $ 11,439
                                                              =======    =======     =======       ========
1996 OPERATING SUMMARY
  Net investment income.....................................  $72,302    $74,647     $76,070       $ 76,669
  Realized investment gains (losses)........................   (1,248)    (2,439)     13,518          3,771
  Premium income............................................      130        109         150          7,433(3)
  Separate account fees and other income....................    8,028      9,419       8,478          9,170
                                                              -------    -------     -------       --------
          Total revenue.....................................   79,212     81,736      98,216         97,043
                                                              -------    -------     -------       --------
  Interest credited and benefits to policyholders...........   58,296     57,335      57,512         64,206
  Commissions, taxes, licenses and fees.....................    6,868      6,486       6,819          7,962
  Operating expenses........................................    5,440      4,920       6,974          7,344
  Net deferral of insurance acquisition costs...............   (5,032)    (7,302)     (5,434)        (7,736)
  Amortization of value of business acquired................    4,234      2,787      11,582          2,927
  Amortization of goodwill..................................    2,547      2,552       2,549          2,547
                                                              -------    -------     -------       --------
          Total benefits and expenses.......................   72,353     66,778      80,002         77,250
                                                              -------    -------     -------       --------
  Income before income tax expense..........................    6,859     14,958      18,214         19,793
  Income tax expense........................................    3,513      6,402       7,391          8,097
                                                              -------    -------     -------       --------
          Net income........................................  $ 3,346    $ 8,556     $10,823       $ 11,696
                                                              =======    =======     =======       ========

---------------

Notes:

(1) Reflects premium tax expense loads received and premium taxes incurred of $49.1 million related to new BOLI sales of $2.6 billion in the fourth quarter of 1997.

(2) Reflects the effect of the change in amortization of goodwill from 25 to 20 years.

(3) Reflects the assumption of term life insurance business from FKLA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 1997, Kemper Investors Life Insurance Company ("KILICO") appointed the accounting firm of Coopers & Lybrand, L.L.P. as independent accountants for the year ended December 31, 1997 to replace KPMG Peat Marwick L.L.P. effective with such appointment. KILICO's Board of Directors approved the selection of Coopers & Lybrand, L.L.P. as the new independent accountants. Management had not consulted with Coopers & Lybrand, L.L.P. on any accounting, auditing or reporting matter, prior to that time.

During the two most recent fiscal years ended December 31, 1996, there have been no disagreements with KPMG Peat Marwick L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. KPMG Peat Marwick's L.L.P. report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with Coopers & Lybrand L.L.P. on accounting or financial disclosures for the year ended December 31, 1997.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE
        POSITION WITH KILICO
          YEAR OF ELECTION                OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS OR MORE
        --------------------              -----------------------------------------------------
John B. Scott (53)                     Chief Executive Officer, President and Director of Federal
Chief Executive Officer since          Kemper Life Assurance Company (FKLA) and Fidelity Life
February 1992. President since         Association (FLA) since 1988. Chief Executive Officer,
November 1993. Director since 1992.    President and Director of Zurich Life Insurance Company of
                                       America (ZLICA) and Zurich Direct, Inc. (ZD) since March
                                       1996. Chairman of the Board and Director of Investors
                                       Brokerage Services, Inc. (IBS) and Investors Brokerage
                                       Services Insurance Agency, Inc. (IBSIA) since 1993. Chairman of the Board of FKLA and FLA from April 1988 to January
                                       1996. Chairman of the Board of KILICO from February 1992 to
                                       January 1996. Executive Vice President and Director of
                                       Kemper Corporation (Kemper) from January 1994 and March
                                       1996, respectively. Executive Vice President of Kemper
                                       Financial Companies, Inc. from January 1994 to January 1996 and Director from 1992 to January 1996.
Eliane C. Frye (50)                    Executive Vice President of FKLA and FLA since 1995.
Executive Vice President since 1995.   Executive Vice President of ZLICA and ZD since March 1996.
                                       Director of FLA since December 1997. Director of ZD from
                                       March 1996 to March 1997. Director of IBS and IBSIA since
                                       1995. Senior Vice President of KILICO, FKLA and FLA from
                                       1993 to 1995. Vice President of FKLA and FLA from 1988 to
                                       1993.
Frederick L. Blackmon (46)             Senior Vice President and Chief Financial Officer of FKLA
Senior Vice President and Chief        since December 1995. Senior Vice President and Chief
Financial Officer since December       Financial Officer of FLA since January 1996. Senior Vice
1995.                                  President and Chief Financial Officer of ZLICA since March
                                       1996. Senior Vice President and Chief Financial Officer of
                                       ZD since March 1996. Director of ZD from March 1996 to March
                                       1997. Treasurer and Chief Financial Officer of Kemper since
                                       January 1996. Chief Financial Officer of Alexander Hamilton
                                       Life Insurance Company from April 1989 to November 1995.
James C. Harkensee (39)                Senior Vice President of FKLA and FLA since January 1996.
Senior Vice President since January    Senior Vice President of ZLICA since 1995. Senior Vice
1996.                                  President of ZD since 1995. Director of ZD from April 1993 to March 1997. Vice President of ZLICA from 1992 to 1995.
                                       Chief Actuary of ZLICA from 1991 to 1994. Assistant Vice
                                       President of ZLICA from 1990 to 1992. Vice President of ZD from 1994 to 1995.
James E. Hohmann (42)                  Senior Vice President and Chief Actuary of FKLA since
Senior Vice President and Chief        December 1995. Senior Vice President and Chief Actuary of
Actuary since December 1995.           FLA since January 1996. Senior Vice President and Chief
                                       Actuary of ZLICA since March 1996. Senior Vice President and
                                       Chief Actuary of ZD since March 1996. Director of FLA since
                                       June 1997. Director of ZD from March 1996 to March 1997.
                                       Managing Principal (Partner) of Tillinghast-Towers Perrin
                                       from January 1991 to December 1995. Consultant/Principal
                                       (Partner) of Tillinghast-Towers Perrin from November 1986 to
                                       January 1991.

Edward K. Loughridge (43)              Senior Vice President and Corporate Development Officer of
Senior Vice President and Corporate    FKLA and FLA since January 1996. Senior Vice President and
Development Officer since January      Corporate Development Officer for ZLICA and ZD since March
1996.                                  1996. Senior Vice President of Human Resources of Zurich-
                                       American Insurance Group from February 1992 to March 1996.

Phillip D. Meserve (47)                Senior Vice President of FKLA, FLA, ZLICA and ZD since March
Senior Vice President since March      1997. Director of IBSIA and IBS since March and May, 1997,
1997                                   respectively. Managing Director of Equitable Distributors
                                       from May 1996 to March 1997. Senior Vice President of
                                       Banker's Trust from April 1995 to April 1996. Senior Vice
                                       President of Fidelity Investments Insurance Services from
                                       February 1992 to March 1995.

Debra P. Rezabek (42)                  Senior Vice President of FKLA and FLA since March 1996.
Senior Vice President since 1996.      Corporate Secretary of FKLA and FLA since January 1996. Vice
General Counsel since 1992. Corporate  President of KILICO, FKLA and FLA since 1995. General
Secretary since January 1996.          Counsel and Director of Government Affairs of FKLA and FLA
                                       since 1992 and of KILICO since 1993. Senior Vice President,
                                       General Counsel and Corporate Secretary of ZLICA since March
                                       1996. Senior Vice President, General Counsel and Corporate
                                       Secretary of ZD since March 1996. Director of ZD from March
                                       1996 to March 1997. Secretary of IBS and IBSIA since 1993.
                                       Director of IBS and IBSIA from 1993 to 1996. Assistant
                                       General Counsel of FKLA and FLA from 1988 to 1992. General
                                       Counsel and Assistant Secretary of KILICO, FKLA and FLA from
                                       1992 to 1996. Assistant Secretary of Kemper since January
                                       1996.

            NAME AND AGE
        POSITION WITH KILICO
          YEAR OF ELECTION                OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS OR MORE
        --------------------              -----------------------------------------------------
Kenneth M. Sapp (52)                   Senior Vice President of FKLA, FLA and ZLICA since January
Senior Vice President since January    1998. Vice President--Aetna Life Brokerage of Aetna Life &
1998.                                  Annuity Company from February 1992 to January 1998.

George Vlaisavljevich (55)             Senior Vice President of FKLA, FLA and ZLICA since October
Senior Vice President since October    1996. Senior Vice President of ZD since March 1997. Director
1996.                                  of IBS and IBSIA since October 1996. Executive Vice
                                       President of The Copeland Companies from April 1983 to
                                       September 1996.

Loren J. Alter (59)                    Director of FKLA, FLA and Scudder Kemper Investments, Inc.
Director since January 1996.           (SKI) since January 1996. Director of ZLICA since May 1979.
                                       Executive Vice President of Zurich Insurance Company since
                                       1979. President, Chief Executive Officer and Director of
                                       Kemper since January 1996.

William H. Bolinder (54)               Chairman of the Board and Director of FKLA and FLA since
Chairman of the Board and Director     January 1996. Chairman of the Board of ZLICA and ZD since
since January 1996.                    March 1995. Chairman of the Board and Director of Kemper
                                       since January 1996. Vice Chairman and Director of SKI since
                                       January 1996. Member of the Corporate Executive Board of
                                       Zurich Insurance Group since October 1994. Chairman of the
                                       Board of American Guarantee and Liability Insurance Company,
                                       Zurich American Insurance Company of Illinois, American
                                       Zurich Insurance Company and Steadfast Insurance Company
                                       since 1995. Chief Executive Officer of American Guarantee
                                       and Liability Insurance Company, Zurich American Insurance
                                       Company of Illinois, American Zurich Insurance Company and
                                       Steadfast Insurance Company from 1986 to June 1995.
                                       President of Zurich Holding Company of America since 1986.
                                       Manager of Zurich Insurance Company, U.S. Branch since 1986.
                                       Underwriter for Zurich American Lloyds since 1986.

David A. Bowers (51)                   Director of FKLA and ZLICA since May 1997. Director of FLA
Director since May 1997.               since June 1997. Executive Vice President, Corporate
                                       Secretary and General Counsel of Zurich-American Insurance
                                       Group since August 1985. Vice President, General Council and
                                       Secretary of Kemper since January 1996.

Markus Rohrbasser (43)                 Director of FKLA, FLA and ZLICA since May 1997. Chief
Director since May 1997.               Financial Officer and Member of the Corporate Executive
                                       Board of Zurich Insurance Company since January 1997. Member of Enlarged Corporate Executive Board and Chief Executive
                                       Officer of Union Bank of Switzerland (North America) from
                                       1992 to 1997.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG TERM
                                                                                                      COMPENSATION
                                                             ANNUAL COMPENSATION                         AWARDS
                                                   -------------------------------------------------------------------
                                                                                  OTHER          LONG TERM
                                                                                  ANNUAL       INCENTIVE PLAN    OPTIONS/
               NAME AND                                            BONUS       COMPENSATION       PAYOUTS          SARS
          PRINCIPAL POSITION              YEAR    SALARY ($)      ($)(2)          ($)(3)           ($)(2)         (#)(4)
-------------------------------------------------------------------------------------------------------------------------
John B. Scott..........................   1997     $171,000      $ --            $--              $--            $ --
Chief Executive Officer(1)                1996      212,500        94,000         --               212,500         --
                                          1995      172,800       129,600         20,035           --             15,360
Eliane C. Frye.........................   1997       98,040        --             --               --              --
Executive Vice President(1)               1996      105,000        41,750         --                69,750         --
                                          1995       91,200        67,200          9,261           --             10,560
Frederick L. Blackmon..................   1997       96,300        --             --               --              --
Senior Vice President and Chief
  Financial                               1996      100,583        47,000         27,924            71,250         --
  Officer(1)
George Vlaisavljevich..................   1997      252,500        --             39,922           --              --
Senior Vice President(1)
Phillip D. Meserve.....................   1997      231,818        --            172,526           --              --
Senior Vice President(1)

                                          ALL OTHER
               NAME AND                  COMPENSATION
          PRINCIPAL POSITION             ($)(5)(6)(7)
------------------------------------------------------------------
John B. Scott..........................    $ 64,089
Chief Executive Officer(1)                  142,498
                                            260,106
Eliane C. Frye.........................      30,311
Executive Vice President(1)                  58,520
                                             41,546
Frederick L. Blackmon..................      19,543
Senior Vice President and Chief
  Financial                                  11,226
  Officer(1)
George Vlaisavljevich..................       9,165
Senior Vice President(1)
Phillip D. Meserve.....................      --
Senior Vice President(1)

---------------
(1) Also served in same positions for FKLA, ZLICA and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) Annual bonuses are paid pursuant to annual incentive plans. The amounts of the bonuses earned in 1997 were not available as of the date of this filing.

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

    (d) Relocation expense reimbursements of $21,437 in 1996 for Mr. Blackmon and $24,498 and $52,526, respectively, for Messrs. Vlaisavljevich and Meserve in 1997.

    (e) Sign-on payment of $120,000 for Mr. Meserve in 1997.

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

(6) Pursuant to the Conseco Merger Agreement, which was an agreement that was subsequently terminated as the result of a failed merger attempt by Conseco, the restricted stock awards for 1993 and 1994 were cancelled. To replace these awards, on June 30, 1994, the Committee, under the Kemper Bonus Restoration Plan and in its sole discretion, granted cash awards to the named executive officers and other affected executives entitling each of them to receive an amount in cash immediately prior to the effective time of the then-planned Conseco merger equal to the product of the number of shares of restricted stock previously granted to such individual under the 1993 Senior Executive Long-Term Incentive Plan multiplied by the consideration payable in the merger. As a result of the termination of the Conseco Merger Agreement, no cash awards were paid pursuant to the Kemper Bonus Restoration Plan.

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

Phantom stock units awarded to the named executive officers subject to vesting on December 31, 1995 and December 31, 1996, were Mr. Scott 5,400 and 12,600 phantom units, respectively, and Ms. Frye 1,680 and 1,680 phantom units, respectively. All phantom stock units vested and were paid immediately prior to the effectiveness of the January 4, 1996 acquisition of Kemper by Zurich and Insurance Partners. Mr. Scott and Ms. Frye received allocated cash out payments of $430,272, and $80,317, respectively, in 1996.

(7) Pursuant to the terms of a Termination Protection Agreement with Kemper dated March 17, 1994, Mr. Scott received payments in 1995 and 1996. These payments were made by Kemper and no portion of the payments were allocated to KILICO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) AS OF MARCH 1, 1998, 100% OF THE OUTSTANDING SHARES OF KILICO WERE OWNED BY KEMPER CORPORATION, 1 KEMPER DRIVE, LONG GROVE, ILLINOIS 60049.

(B) NOT APPLICABLE.

(C) CHANGES IN CONTROL.

As previously discussed in PART 1, ITEM 1, on February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper Corporation and KILICO became wholly-owned subsidiaries of Zurich.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS--none.

(B) CERTAIN BUSINESS RELATIONSHIPS--not applicable.

(C) INDEBTEDNESS OF MANAGEMENT--not applicable.

(D) TRANSACTIONS WITH PROMOTERS--not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 20 in ITEM 8.

(A)(2) SCHEDULES.

The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 1997 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

SCHEDULE                               TITLE                              PAGE
--------                               -----                              ----
   IV       Reinsurance, for the year ended December 31, 1997*..........   47
   V        Valuation and qualifying accounts, for the year ended
            December 31, 1997*..........................................   48

---------------
* This schedule for the years ended December 31, 1996 and 1995 is incorporated by reference to KILICO's Form 10-K filed on March 25, 1997 and on March 25, 1996, respectively.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits on page 49 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1997.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 20th day of March, 1998.

                                     KEMPER INVESTORS LIFE INSURANCE COMPANY

                                     By:  /s/  JOHN B. SCOTT
                                       John B. Scott
                                       President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 20TH DAY OF MARCH, 1998.

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

/s/  LOREN J. ALTER                                               Director
-----------------------------------------------------------
Loren J. Alter

                                                                     SCHEDULE IV
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                          YEAR ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                       CEDED TO          ASSUMED                          PERCENTAGE OF
                                       GROSS            OTHER           FROM OTHER           NET              AMOUNT
           DESCRIPTION               AMOUNT(1)       COMPANIES(2)      COMPANIES(3)        AMOUNT         ASSUMED TO NET
           -----------               ---------       ------------      ------------        ------         --------------
Life insurance in force...........  $61,453,141      $(51,338,108)     $12,574,376       $22,689,409          55.4%
                                    ===========      ============      ===========       ===========          =====
Life insurance premiums...........  $     1,155      $        (32)     $    21,116       $    22,239          95.0%
                                    ===========      ============      ===========       ===========          =====

---------------

(1) The significant increase in life insurance in force reflects $59.3 billion of face amount issued related to individual and group variable bank-owned life insurance contracts sold in 1997.

(2) Life insurance in force ceded to other companies was primarily ceded to an affiliated company, EPICENTRE Reinsurance (Bermuda) Limited.

(3) Premiums assumed during 1997 were from an affiliated company, Federal Kemper Life Assurance Company.

                                                                      SCHEDULE V
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                                          ADDITIONS
                                                               --------------------------------
                                               BALANCE AT      CHARGED TO         CHARGED TO                           BALANCE AT
                                               BEGINNING       COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--        END OF
                 DESCRIPTION                   OF PERIOD        EXPENSES           DESCRIBE            DESCRIBE          PERIOD
                 -----------                   ----------      ----------      ----------------      ------------      ----------
Asset valuation reserves:
  Joint venture mortgage loans...............    $2,360           $--                $--                $2,360           $   --
  Third-party mortgage loans.................       347            --                 --                   347               --
  Other real estate-related investments......     6,842            --                 --                    63            6,779
                                                 ------           ---                ---                ------           ------
       Total                                     $9,549           $--                $--                $2,770(1)        $6,779
                                                 ======           ===                ===                ======           ======

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