Form 10-K/A
period 1997-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1998-03-24
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                               FORM 10-K/A NO. 1


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

                         AMENDMENT NO. 1 TO FORM 10-K

This Form 10-K/A No. 1, filed with the Securities and Exchange Commission on March 24, 1998, amends and restates in its entirety ITEM 8, ITEM 9, ITEM 10,
ITEM 11, ITEM 12, ITEM 13 and ITEM 14 of the Form 10-K of Kemper Investors Life Insurance Company ("KILICO" or the "Company") which was filed on March 20, 1998.

                                   PART II

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                (a)  Documents filed as part of this Report:

                1. KPMG Peat Marwick LLP's Report of Independent Public Accountants.

                2.  Page number changes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                (a)  Documents filed as part of this Report:

                1.  None.
                2.  Page number changes.

                                   PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                (a)  Documents filed as part of this Report:

                1.  None.
                2.  Page number changes.

ITEM 11.        EXECUTIVE COMPENSATION

                (a)  Documents filed as part of this Report:

                1.  None.
                2.  Page number changes.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                (a)  Documents filed as part of this Report:

                1.  None.
                2.  Page number changes.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                (a)  Documents filed as part of this Report:

                1.  None.
                2.  Page number changes.

                                   PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                (a)  Documents filed as part of this Report:

                1.  None.
                2.  Page number changes.

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 24th day of March, 1998.

                                KEMPER INVESTORS LIFE INSURANCE COMPANY

                                By:  /s/ JOHN B. SCOTT*
                                     ----------------------------------------
                                     John B. Scott
                                     President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 24TH DAY OF MARCH, 1998.

SIGNATURE                      TITLE
---------                      -----

/s/ WILLIAM H. BOLINDER*       Chairman of the Board
---------------------------
William H. Bolinder

/s/ JOHN B. SCOTT*             President, Chief Executive Officer and Director
---------------------------
John B. Scott

/s/ FREDERICK L. BLACKMON*     Senior Vice President and Chief Financial Officer
---------------------------
Frederick L. Blackmon

/s/ LOREN J. ALTER*            Director
---------------------------
Loren J. Alter


        *  By:  /S/ Robert A. Daniel
                --------------------
                Robert A. Daniel, Treasurer and Controller
                Pursuant to a Power of Attorney

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                              PAGE(S)
                                                              -------
Reports of Independent Public Accountants...................  20-21
Consolidated Balance Sheets, December 31, 1997 and December
  31, 1996..................................................    22
Consolidated Statements of Operations, three years ended
  December 31, 1997.........................................    23
Consolidated Statements of Stockholder's Equity, three years
  ended December 31, 1997...................................    24
Consolidated Statements of Cash Flows, three years ended
  December 31, 1997.........................................    25
Notes to Consolidated Financial Statements..................  26-40
Financial Statement Schedules:
  Reinsurance...............................................    48
  Valuation and Qualifying Accounts.........................    49


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



                            Coopers & Lybrand L.L.P.


Chicago, Illinois


March 18, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholder


Kemper Investors Life Insurance Company:



We have audited the accompanying consolidated balance sheet of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from January 4, 1996 to December 31, 1996 (post-acquisition), and for the year ended December 31, 1995 (pre-acquisition). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as of December 31, 1996 and 1995 as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.



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



In our opinion, the aforementioned post-acquisition consolidated financial statements present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the post-acquisition period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned pre-acquisition consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the pre-acquisition period, in conformity with generally accepted accounting principles.



Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the aforementioned schedules is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



As discussed in Note 1 to the consolidated financial statements, effective January 4, 1996, an investor group as described in Note 1, acquired all of the outstanding stock of Kemper Corporation, the parent of Kemper Investors Life Insurance Company, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.



                                   KPMG PEAT MARWICK LLP



Chicago, Illinois


March 21, 1997

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                              DECEMBER 31   DECEMBER 31
                                                                 1997          1996
                                                              -----------   -----------
ASSETS
Fixed maturities, available for sale, at fair value
  (amortized cost: December 31, 1997, $3,644,075; December
  31, 1996, $3,929,650).....................................  $3,668,643    $3,866,431
Short-term investments......................................     236,057        71,696
Joint venture mortgage loans................................      72,663       110,971
Third-party mortgage loans..................................     102,974       106,585
Other real estate-related investments.......................      44,409        50,157
Policy loans................................................     282,439       288,302
Equity securities...........................................      24,839         9,910
Other invested assets.......................................      20,820        13,597
                                                              -----------   ----------
          Total investments.................................   4,452,844     4,517,649
Cash........................................................      23,868         2,776
Accrued investment income...................................     117,789       115,199
Goodwill....................................................     229,393       244,688
Value of business acquired..................................     138,482       189,639
Deferred insurance acquisition costs........................      59,459        26,811
Deferred income taxes.......................................      39,993            --
Reinsurance recoverable.....................................     382,609       427,165
Receivable on sales of securities...........................      20,076        32,569
Other assets and receivables................................       3,187        34,117
Assets held in separate accounts............................   5,121,950     2,127,247
                                                              -----------   ----------
          Total assets......................................  $10,589,650   $7,717,860
                                                              ===========   ==========
LIABILITIES
Future policy benefits......................................  $3,856,871    $4,256,521
Ceded future policy benefits................................     382,609       427,165
Benefits and funds payable..................................     150,524        36,142
Other accounts payable and liabilities......................     212,133        59,462
Deferred income taxes.......................................          --        60,362
Liabilities related to separate accounts....................   5,121,950     2,127,247
                                                              -----------   ----------
          Total liabilities.................................   9,724,087     6,966,899
                                                              -----------   ----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares.....       2,500         2,500
Additional paid-in capital..................................     806,538       761,538
Unrealized gain (loss) on investments.......................      12,637       (47,498)
Retained earnings...........................................      43,888        34,421
                                                              -----------   ----------
          Total stockholder's equity........................     865,563       750,961
                                                              -----------   ----------
          Total liabilities and stockholder's equity........  $10,589,650   $7,717,860
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON


        ACCOUNTING AND FINANCIAL DISCLOSURE



On September 12, 1997, Kemper Investors Life Insurance Company ("KILICO") appointed the accounting firm of Coopers & Lybrand, L.L.P. as independent accountants for the year ended December 31, 1997 to replace KPMG Peat Marwick LLP effective with such appointment. KILICO's Board of Directors approved the selection of Coopers & Lybrand, L.L.P. as the new independent accountants. Management had not consulted with Coopers & Lybrand, L.L.P. on any accounting, auditing or reporting matter, prior to that time.



During the two most recent fiscal years ended December 31, 1996, there have been no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. KPMG Peat Marwick LLP's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.



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



SCHEDULE                               TITLE                              PAGE
--------                               -----                              ----
   IV       Reinsurance, for the year ended December 31, 1997*..........   48
   V        Valuation and qualifying accounts, for the year ended
            December 31, 1997*..........................................   49


---------------

* This schedule for the years ended December 31, 1996 and 1995 is incorporated by reference to KILICO's Form 10-K filed on March 25, 1997 and on March 25, 1996, respectively.


(A)(3) EXHIBITS.


The exhibits listed on the accompanying Index to Exhibits on page 50 are filed as part of this Annual Report on Form 10-K.


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

SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 24th day of March, 1998.


                                     KEMPER INVESTORS LIFE INSURANCE COMPANY


                                     By:  /s/  JOHN B. SCOTT*

                                       John B. Scott
                                       President and Chief Executive Officer


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 24TH DAY OF MARCH, 1998.



                         SIGNATURE                                                         TITLE
                         ---------                                                         -----

/s/  WILLIAM H. BOLINDER*                                         Chairman of the Board
-----------------------------------------------------------
William H. Bolinder

/s/  JOHN B. SCOTT*                                               President, Chief Executive Officer and Director
-----------------------------------------------------------
John B. Scott

/s/  FREDERICK L. BLACKMON*                                       Senior Vice President and Chief Financial Officer
-----------------------------------------------------------
Frederick L. Blackmon

/s/  LOREN J. ALTER*                                              Director
-----------------------------------------------------------
Loren J. Alter

* By: /s/ ROBERT A. DANIEL                                        Treasurer and Controller
-----------------------------------------------------------
      Robert A. Daniel,
      Pursuant to a Power of Attorney

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