Form 10-Q
period 1998-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1998-05-14
CIK 351754

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-Q

(Mark One)

[X] 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
    	Exchange Act of 1934. For the quarterly period ended March 31, 1998.

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

As of May 1, 1998, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

*	 Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                               FORM 10-Q



PART I.	    FINANCIAL STATEMENTS						                      PAGE NO.


     Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997....................3


     Consolidated Statements of Operations -
     Three months ended March 31, 1998 and 1997...................4

     Consolidated Statements of Comprehensive Income -
     Three months ended March 31, 1998 and 1997...................5

     Consolidated Statements of Stockholder's Equity -
     Three months ended March 31, 1998 and 1997...................6

     Consolidated Statements of Cash Flows -
     Three months ended March 31, 1998 and 1997...................7


     Notes to Consolidated Financial Statements...................8


     Management's Discussion and Analysis
       Results of Operations.....................................10
       Investments...............................................14
       Liquidity and Capital Resources...........................20



PART II.  	OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K...................21


     Signatures..................................................22

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
	                                                 March 31		    December 31
                                                   	1998	          1997
                                               	------------   	-----------
ASSETS
Investments:
  Fixed maturities, available for sale, at
    market (cost: March 31, 1998, $3,664,342;
  	 December 31, 1997, $3,644,075)	              $3,693,119     	$3,668,643
  Short-term investments	                            19,666        	236,057
  Joint venture mortgage loans	                      76,737	         72,663
  Third-party mortgage loans	                       103,398	        102,974
  Other real estate-related investments	             42,555	         44,409
  Policy loans                                     	279,229	        282,439
  Equity securities	                                 50,136	         24,839
  Other invested assets	                             21,199	         20,820
                                                	----------	     ----------
  Total investments	                              4,286,039	      4,452,844

Cash	                                                 9,359	         23,868
Accrued investment income	                          118,022	        117,789
Goodwill	                                           226,209	        229,393
Value of business acquired	                         134,104	        138,482
Deferred insurance acquisition costs	                67,035	         59,459
Deferred income taxes	                               45,039	         39,993
Reinsurance recoverable	                            372,866	        382,609
Receivable on sales of securities	                   10,532	         20,076
Other assets and receivables	                         6,737	          3,187
Assets held in separate accounts	                 5,608,719	      5,121,950
                                                	----------     	----------
  Total assets                                 	$10,884,661	    $10,589,650
	                                                ==========	     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits                          	$3,762,660     	$3,856,871
Ceded future policy benefits	                       372,866	        382,609
Benefits and funds payable	                         203,066	        150,524
Other accounts payable and liabilities	              60,006	        212,133
Liabilities related to separate accounts	         5,608,719	      5,121,950
		                                               ----------	     ----------
  Total liabilities	                             10,007,317	      9,724,087
                                                	----------	     ----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
	 300,000 shares; outstanding 250,000 shares	         2,500          	2,500
Additional paid-in capital	                         806,538	        806,538
Accumulated other comprehensive income	              15,188	         12,637
Retained earnings	                                   53,118	         43,888
                                                 ----------	     ----------
Total stockholder's equity	                         877,344	        865,563
                                                	----------	     ----------
Total liabilities and stockholder's equity	     $10,884,661    	$10,589,650
                                                	==========	     ==========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)




 	                                                     Three Months Ended
 			                                                        March 31
                                                  		-------------------------
		                                                      1998			     	1997
			                                                   --------		   --------
REVENUE
Net investment income	                                $ 70,551	    $ 74,249
Realized investment gains 	                              1,854	         889
Premium income	                                          5,203	       5,008
Separate account fees and charges	                      17,992	       7,317
Other income	                                            2,426	       1,592
	                                                      -------	    	-------
  Total revenue	                                        98,026	      89,055
	                                                     	-------	     -------

BENEFITS AND EXPENSES
Interest credited to policyholders	                     45,690	      51,521
Claims and other policyholder
  benefits		                                            12,240		      6,338
Taxes, licenses and fees	                                6,676	         576
Commissions		                                            7,209		      7,447
Operating expenses	                                     10,096	       7,175
Deferral of insurance acquisition costs	                (8,890) 	    (8,102)
Amortization of insurance acquisition costs	               917         	886
Amortization of value of business acquired	              4,427	       4,821
Amortization of goodwill		                               3,184		      2,547
                                                      	-------	     -------
  Total benefits and expenses	                          81,549	      73,209
                                                      	-------	     -------

Income before income tax expense	                       16,477	      15,846


Income tax expense (benefit)
  Current	                                              13,668	       5,451
		Deferred	                                             (6,421) 	       227
	                                                      -------	     -------
  Total income tax expense	                              7,247	       5,678
	                                                      -------	     -------
Net income	                                           $  9,230	    $ 10,168
		                                                     =======	     =======


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	                                                       Three Months Ended
 			     	                                                   March 31
		                                                      ------------------
	                                                          1998     1997
 	                                                      	 -----    -----
Net income	                                              $9,230	 $10,168
Other comprehensive income (loss), before tax:
	Unrealized holding gains (losses) on investments
  arising during period:
				Unrealized holding gains (losses) on investments	       276	 (71,003)
			 Adjustment to value of business acquired	              (306)	(17,516)
			 Adjustment to deferred insurance acquisition costs	    (488)	 (1,098)
			                                                      ------	 -------
				  Total unrealized holding losses on investments
					  arising during period	                              (518)	(89,617)
				                                                     ------	 -------
	Less reclassification adjustments for gains (losses)
		included in net income on the preceding page:
				Adjustment for (gains) losses included in realized
					investment gains	                                     (679)	     25
				Adjustment for amortization of premium on fixed
					maturities included in net investment income        	4,676   	4,764
				Adjustment for gains included in amortization
					of value of business acquired	                         355	     232
				Adjustment for gains included in amortization
				 ofinsurance acquisition costs                          	91	      30
				  Total reclassification adjustments for gains 	     ------	 -------
				   included in net income	                            4,443	   5,051
				                                                     ------	 -------

Other comprehensive income (loss), before related
  income tax expense (benefit)                            3,925	 (84,566)

	 Related income tax expense (benefit) 	                  1,374	  (6,422)
				                                                     ------	 -------
Other comprehensive income (loss), net of tax	            2,551	 (78,144)
			                                                     	------  -------
Comprehensive income (loss)	                            $11,781	$(67,976)
                                                         ======	  ======


See accompanying notes to consolidated financial statements

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Stockholder's Equity
(in thousands)
(unaudited)

                                                    March 31    December 31
	                                                     1998	        1997
	                                                    -----	       -----

Capital stock, beginning and end of period         $ 2,500      $ 2,500
				                                               -------	    --------

Additional paid-in capital, beginning of period		  806,538	     761,538
Capital contributions from Parent		                      -	      45,000
			                                                -------	    --------
			  End of period		                               806,538	     806,538
			                                                -------	    --------

Accumulated other comprehensive income, beginning
  of period	                                        12,637	     (47,498)
Other comprehensive income, net of tax	              2,551	      60,135
				                                               -------	    --------
		   End of period	                                 15,188       12,637
			                                                -------	    --------

Retained earnings, beginning of period	             43,888	      34,421
Net income	                                          9,230	      38,717
Dividend to parent	                                      -	     (29,250)
			                                                -------	    --------
		   End of period	                                 53,118	      43,888
			                                                -------    	--------

	Total stockholder's equity                      	$877,344	    $865,563
	                                                  =======	     =======


See accompanying notes to consolidated financial statements

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                         Three Months Ended
 			                                                          March 31
		                                                        -----------------

	                                                          1998       1997
	                                                         ------	    ------
Cash flows from operating activities
  Net income	                                            $ 9,230	  $ 10,168
  Reconcilement of net income to net cash
   provided (used):
    Realized investment gains	                            (1,854)	     (889)
    Interest credited and other charges	                  44,817	    56,636
    Amortization of value of business acquired	            4,427	     4,821
    Amortization of goodwill	                              3,184	     2,547
    Deferred insurance acquisition costs	                 (7,973)	   (7,216)
    Amortization of discount and premium on investments   	4,676	     4,764
    Deferred income taxes	                                (6,421)	      227
    Net change in current Federal income taxes	          (88,337)    	3,840
    Benefits and premium taxes due related to separate
     account bank-owned life insurance	                   (4,817)	        -
    Other, net	                                           (3,869)	   15,600
	                                                        -------	 	--------
    Net cash flow provided(used)by operating activities	 (46,937)   	90,498
	                                                        -------	 	--------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity	                   105,759	    63,773
    Fixed maturities sold prior to maturity	             192,617	    65,398
    Mortgage loans, policy loans and other invested
     assets	                                              18,217	    22,048
  Cost of investments purchased or loans originated:
    Fixed maturities	                                   (322,247) 	(122,314)
    Mortgage loans, policy loans and other invested
     assets	                                             (38,884)	  (22,861)
  Short-term investments, net	                           216,391	    53,813
  Net change in receivable and payable for securities
   transactions	                                          (7,708)   	12,000
  Net change in other assets	                                  -	        44
                                                       	--------  	--------
    Net cash provided by investing activities	           164,145    	71,901
                                                       	--------	  --------
Cash flows from financing activities
  Policyholder account balances:
    Deposits	                                             36,603    	34,320
    Withdrawals	                                        (175,916)	 (153,220)
  Dividends to parent	                                         -	   (26,875)
  Other	                                                   7,596	   (18,285)
                                                       	--------  	--------
    Net cash used in financing activities	              (131,717) 	(164,060)
	                                                       --------  	--------
Net decrease in cash	                                    (14,509)	   (1,661)
Cash at the beginning of period	                          23,868	     2,776
	                                                       --------	  --------
Cash at the end of the period	                          $  9,359	  $  1,115
                                                       	========   ========


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Kemper Investors Life Insurance Company ("KILICO") is incorporated under the insurance laws of the State of Illinois. KILICO is licensed in the District of Columbia and all states, except New York. KILICO is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a nonoperating holding company.

    On January 4, 1996, an investor group comprised of Zurich Insurance Company("Zurich"), and Insurance Partners, L.P. ("Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of the change in control, Zurich and Insurance Partners owned 80 percent and 20 percent, respectively, of Kemper and therefore KILICO. On February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper and KILICO became wholly-owned subsidiaries of Zurich.

    The acquisition of Kemper on January 4, 1996 was accounted for using the purchase method of accounting. Under the purchase method of accounting, KILICO's assets and liabilities have been marked to their relative fair values as of the acquisition date. The difference between the cost of acquiring KILICO and the net fair values of KILICO's assets and liabilities as of the acquisition date has been recorded as goodwill. KILICO began to amortize goodwill during 1996 on a straight-line basis over twenty-five years. In December of 1997, KILICO changed its amortization period to twenty years in order to conform to Zurich"s accounting practices and policies.

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

    The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2003 are as follows:


    (in thousands)

 				                                                             	Projected
 	  Year ended	    Beginning		                     Accretion of     ending
    December 31	    balance	      Amortization	     interest        balance
    -----------	  ----------	     ------------	    ------------	   ----------

    1998	         $  143,744	       $(25,801)	      $  8,877	      $ 126,820
    1999	            126,820	        (23,621)	         7,889	        111,088
    2000	            111,088     	   (21,587)	         6,899	         96,400
    2001	             96,400	        (19,100)	         5,995	         83,295
   	2002	             83,295	        (17,820)	         5,157      	   70,632
    2003	             70,632	        (15,897)         	4,364         	59,099


    The projected ending balance of the value of business acquired will be
   	further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio.
    Such adjustments are not recorded in KILICO's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. As of March 31, 1998, the accumulated affects of this
    adjustment increased the value of business acquired 	and accumulated other
    comprehensive income by approximately $5.2 million and $3.4 million, respectively.

2.	 In the opinion of management, all necessary adjustments consisting of
   	normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1997 Annual Report on Form 10-K/A No. 1.

3.	 In June 1997, the Financial Accounting Standards Board ("FASB")issued
    Statement	of Financial Accounting Standards ("SFAS") No. 130, Reporting
    Comprehensive	Income.  SFAS No. 130 establishes standards for reporting
    and display of comprehensive income and its components (revenues,
    expenses, gains and losses). 	This statement requires that all items
    required to be reported be displayed with the same prominence as other financial statements. KILICO adopted SFAS No. 130 on January 1, 1998 and accordingly restated 1997 results for comparative purposes. The impact
    of implementation did not affect KILICO's reported net income 	before
    reporting other comprehensive income. Other comprehensive income,
    however, by design, 	could be materially different from reported net
    income, as	changes in unrealized 	appreciation and depreciation of
    investments for example are now included as a component of reported comprehensive income.

4. 	During December 1997, KILICO entered into a funds held reinsurance agreement with a Zurich affiliated company, EPICENTRE Reinsurance
    (Bermuda) Limited ("EPICENTRE").  Under the terms of this agreement,
    KILICO ceded, on a yearly renewable term basis, ninety percent of the
    net amount at risk (death benefit	payable to the insured less the
    insured's separate account cash surrender value) 	related to a
    non-registered variable bank-owned life insurance contract ("BOLI"),
    which is held in 	KILICO's separate accounts.  During the first quarter
   	of 1998, KILICO ceded to 	EPICENTRE approximately $38.4 million of
    separate account fees (cost of 	insurance charges) paid to KILICO by
    these policyholders for the life insurance 	coverage provided under the
    terms of each separate account contract. KILICO has 	also withheld
    approximately $61.4 million of such funds due to EPICENTRE under the terms of the reinsurance agreement as a component of benefits and funds
   	payable in the accompanying 	consolidated balance 	sheet as of March 31,
    1998. 	KILICO remains primarily liable 	to its policyholders for these
    amounts.

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


RESULTS OF OPERATIONS

KILICO recorded net income of $9.2 million in the first quarter of 1998, compared with net income of $10.2 million in the first quarter of 1997. The decrease in net income in the first quarter of 1998, compared with the first quarter of 1997, was primarily related to a decrease in operating earnings.

The following table reflects the components of net income:

Net income:
(in millions)
	                                                     Three months ended
                                               										  March 31
                                                      ------------------
	                                                      1998        1997
                                                       ----        ----
Operating earnings before amortization of goodwill	  $ 11.2 	    $ 12.1
Amortization of goodwill                              	(3.2)      	(2.5)
Net realized capital gains                	             1.2   	      .6
                                                       ----        ----
 	Net income                                       	 $  9.2 	    $ 10.2
                                                       ====   	    ====

The following table reflects the major components of net realized capital gains and losses included in net income. (See "INVESTMENTS" below.)

Net realized capital gains (losses)
		                                                    Three months ended
                                                        			March 31
                                                    		------------------
                                                       1998        1997
                                                       ----        ----
Real estate-related gains 		                          $  .6	      $ 1.6
Fixed maturity write-downs	            	                  -  	     (1.0)
Other gains, net                          	             1.3         	.3
                                                      	----       	----
Realized investment gains                  	            1.9         	.9
Income tax expense                                      	.7        	 .3
		                                                     ----	       ----
Net capital gains 	                                   $ 1.2	       $ .6
			                                                    ====     	  ====

Operating earnings before amortization of goodwill decreased to $11.2 million in the first quarter of 1998, compared with $12.1 million in the first quarter of 1997. This decrease was primarily attributable to increases in claims and nondeferrable operating expenses, partially offset by increases in fees and other income and spread revenue (investment income earned, less interest credited incurred).

Spread revenue improved during 1998, due to a net decrease in interest credited. Interest credited declined during 1998 due to crediting rate reductions and investment income and interest credited both declined during 1998, due to a decrease in total cash and invested assets and future policy benefits, respectfully, resulting from surrenders and withdrawals during 1997 and 1998. Investment income in 1998, compared with 1997, was positively impacted by a $45.0 million capital contribution received by KILICO in December 1997.

Sales
(in millions)
	                                                        Three Months Ended
                                                            		March 31
	                                                        ------------------
	                                                          1998	    1997
	                                                         ------	  ------
Annuities:
  	General account	                                       $ 36.5 	 $ 33.9
  	Separate account	                                        60.6	    71.4
	                                                          -----	   -----
     Total annuities	                                       97.1	   105.3
	                                                          -----   	-----
Life insurance:
	  Separate account bank-owned life insurance	             158.7	       -
  	Separate account variable universal life insurance	       1.2	       -
  	Term life	                                                5.0	     5.0
  	Interest-sensitive life	                                   .1	      .4
                                                         		-----	   -----
    	Total life	                                           165.0	     5.4
		                                                         -----   	-----
Total sales                                              	$262.1   $110.7
                                                          	=====   	=====

Sales of annuity products consist of total deposits received. Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

General account fixed annuity sales increased $2.6 million in the first quarter of 1998, compared with the first quarter of 1997, while separate account variable annuity sales decreased $10.8 million in the first quarter of 1998, compared with the first quarter of 1997. Separate account annuity sales declined during the first quarter of 1998, compared with 1997, as a result of a transition in KILICO's sales initiatives in certain markets, as well as from certain tax proposals, as further discussed below, which have negatively impacted KILICO's sales in certain markets.

During late 1996, KILICO introduced a registered flexible individual variable life insurance product and in mid 1997 KILICO began to introduce several non-registered variable universal life insurance contracts, a variable individual and group bank-owned life insurance contract ("BOLI") and a series of variable individual universal life insurance contracts. Sales of these separate account variable products, like variable annuities, pose minimal investment risk for KILICO as policyholders also invest in one or more underlying investment funds which invest in stocks and bonds. KILICO receives premium tax and DAC tax expense loads from certain contract holders, as well as administrative fees and cost of insurance charges which compensate KILICO for providing life insurance coverage to the contractholders in excess of their cash surrender values. Face amount of variable universal life insurance business in force, before reinsurance, amounted to $59.9 billion at March 31, 1998, compared with $59.6 billion at December 31, 1997 and $45.0 million at March 31, 1997.

In early 1998, the Clinton Administration's Fiscal Year 1998 Budget("Budget") was released and contained certain proposals to change the taxation of non-qualified fixed and variable annuities and
variable life insurance contracts. It is currently unknown whether 	or
not such proposals will be 	accepted, amended or omitted in the final
1999 Budget approved by Congress.  If 	the current Budget proposals
are accepted, certain of KILICO's non-qualified 	fixed and variable
annuities and certain of its variable life insurance products, including BOLI and the non-registered individual variable universal life insurance contracts introduced during 1997, may no longer be tax
advantaged 	products and therefore no longer attractive to those
customers who purchase them 	because of their favorable tax
attributes. Additionally, sales of such products 	during 1998 have
been negatively impacted, and are expected to continue to be
adversely impacted, until the likelihood of the current 	proposals
being enacted into law is fully determined.

KILICO also sells low-cost term life insurance products offering initial level premiums for 5, 10, 15, 20, and 30 years in order to balance its product mix and asset-liability structure. In December 1996, KILICO assumed $14.4 billion (face amount) of term life insurance premiums from Federal Kemper Life Assurance Company ("FKLA"), a wholly-owned subsidiary of Kemper. Through the first three months of 1998 and 1997, KILICO assumed premiums of $4.8 million and $5.0 million, respectively, and $6.7 million and $4.3 million of claims, respectively, under the terms of the reinsurance agreement with FKLA.

Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $221 thousand in the first quarter of 1998, compared with $194 thousand in the first quarter of 1997.

Separate account fees and charges consist of the following as of March 31, 1997 and 1998:

(in millions)
	                                                    Three Months Ended
                                                        		March 31
                                                    	------------------
                                                    	  1998	     1997
                                                     	------	   ------
  	Separate account fees on non-BOLI variable	        $  9.5   	$  7.3
	    life and annuities
  	BOLI cost of insurance charges	                       4.3<F1>    --
	  BOLI premium tax expense loads	                       4.2<F2>    --
	                                                      -----	    -----
     Total	                                           $ 18.0   	$  7.3
	                                                      =====   	 =====
                                                     -------------------
[FN]
<F1> KILICO ceded $38.4 million of such charges to EPICENTRE during 1998.
<F2> There is a corresponding offset in taxes, licenses and fees.
<F3> No commissions were paid on BOLI.

Separate account fees on non-BOLI variable life and annuities increased during the first quarter of 1998, compared with 1997, due to an increase in the market value of separate account assets and due to new sales during 1997 and 1998.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)
                                                    	Three Months Ended
                                                        		March 31
                                                    	-------------------
                                                     	 1998  		  1997
                                                     	------	   ------
General account	                                     $ 178.5  	$ 146.2
Separate account		                                      60.8     	61.2
                                                    		------   	------
Total	                                               $ 239.3  	$ 207.4
                                                     	======	   ======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

General account surrenders, withdrawals and death benefits increased $32.3 million in the first quarter of 1998, compared with the first quarter of 1997, reflecting an increase in claims as well as an increase in overall surrenders and withdrawals. KILICO expects that the level of surrender and withdrawal activity experienced in the first quarter of 1998 should remain at a similar level through out 1998 given current projections for relatively stable interest rates.

Claims and other policyholder benefits increased $5.9 million in the first quarter of 1998, compared with 1997, primarily due to BOLI-related claims and benefits.

Taxes, licenses and fees increased during the first quarter of 1998, compared with 1997, primarily relecting premium taxes on BOLI.
KILICO received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first quarter of 1998.

Operating expenses increased $2.9 million in the first quarter of 1998, compared with first quarter of 1997, due to increases in head count in the sales and underwriting departments, an increase in data processing expenses related to ongoing projects, new product development and year 2000 compliance costs.

The difference between the cost of acquiring KILICO and the net fair value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. As previously mentioned, KILICO changed its amortization period in December of 1997, from 25 years to 20 years, in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, KILICO recorded an increase in amortization expense of $639 thousand in the first quarter of 1998, compared with 1997.

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

Invested assets and cash
(in millions)
		                                        March 31, 1998	 December 31, 1997
                                         	--------------	 -----------------

Cash and short-term investments	          $  	29	    .7%	 $  260	      5.8%
Fixed maturities:
  Investment grade:
    NAIC <F1> Class 1                   	  3,029	  70.5	   3,004	     67.1
    NAIC <F1> Class 2                       	618	  14.4	     651	     14.5
  Below investment grade:
    Performing	                               45	   1.0	      14	       .3
    Nonperforming	                             1	     -	       -	        -
Joint venture mortgage loans	                 77	   1.8	      73	      1.6
Third-party mortgage loans	                  103	   2.4	     103      	2.3
Other real estate-related investments	        43	   1.0	      44	      1.0
Policy loans	                                279	   6.5	     282	      6.3
Equity securities	                            50	   1.2	      25	       .6
Other		                                       21	    .5	      21	       .5
	                                          -----	 -----	   -----	    -----
    Total	                                $4,295 	100.0%	 $4,477	    100.0%
                                          	=====	 =====	   =====	    =====
  __________________________________________________________
[FN]
<F1> National Association of Insurance Commissioners ("NAIC").
	    --  Class 1 = A- and above
    	--  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities at March 31, 1998 was $28.8 million, compared with $24.6 million at December 31, 1997. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1998, investment-grade fixed maturities and cash and short-term investments accounted for 85.6 percent of KILICO's invested assets and cash, compared with 87.4 percent at December 31, 1997.

Approximately 33.4 percent of KILICO's investment-grade fixed maturities at March 31, 1998 were mortgage-backed securities, down from 35.1 percent at December 31, 1997, due to sales and paydowns during 1998. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 10.9 percent of KILICO's investment-grade fixed maturities at March 31, 1998 consisted of corporate asset-backed securities, compared with 10.8 percent at December 31, 1997. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At March 31, 1998, KILICO had unamortized premiums and discounts of $19.3 million and $5.0 million, respectively, related to mortgage-backed and asset-backed securities. Reductions to investment income related to the amortization of premiums and discounts amounted to $4.7 million during the first quarter of 1998, compared with $4.8 million in the first quarter of 1997. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in further reductions to future investment income for the remainder of 1998.

Real estate-related investments

The $222.7 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.2 percent of cash and invested assets at March 31, 1998, compared with $220.0 million, or
4.9 percent, at December 31, 1997.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments declined to $60.8 million at March 31, 1998, compared with $75.3 million at December 31, 1997, primarily due to sales. As of March 31, 1998, KILICO expects to fund approximately $6.4 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Excluding the $2.6 million of real estate owned and $18.9 million of net equity investments in joint ventures, KILICO's real estate loans totaled $201.2 million at March 31, 1998, after reserves and writedowns. Of this amount, $159.5 million are on accrual status with a weighted average interest rate of approximately 8.8 percent. Of these accrual loans,
9.4 percent have terms requiring current periodic payments of their full contractual interest, 52.3 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 38.3 percent defer all interest to maturity.

Real estate portfolio
(in millions)

                                 Mortgage loans
                               ------------------
                                Joint     Third-
                                venture   party
                               --------  --------
Balance at December 31, 1997    $ 72.7   $ 103.0
Additions (deductions):
Fundings                           1.1         -
Interest added to principal        3.1        .6
Sales/paydowns/distributions       (.2)      (.2)
Operating loss                       -         -
Realized investments gains          .5         -
Other transactions, net            (.5)        -
                                ------    ------
Balance at March 31, 1998       $ 76.7   $ 103.4


Real estate portfolio
(in millions)
 	                              Other real estate-related investments
	                            -------------------------------------------
		                            Other     Real estate     Equity
		                            loans<F2>    owned  	   investments 	Total
		                            --------	 -----------	  ----------- 	------
Balance at December 31, 1997	  $ 21.1 	   $  4.0	        $ 19.2	   $220.0 <F1>
Additions (deductions):
Fundings	                          	-         	-              -      	1.1
Interest added to principal	       	-         	-             	-	      3.7
Sales/paydowns/distributions	       -	      (1.4)            	-	     (1.8)
Operating loss	                    	-	         -	           (.3)     	(.3)
Realized investments gains 	        -	        .1	             -	       .6
Other transactions, net	            -	       (.1)	            -	      (.6)
                                -----	     -----	         -----    	-----
Balance at March 31, 1998	     $ 21.1	    $  2.6        	$ 18.9   	$222.7 <F3>
                                =====	     =====	         =====	    =====
__________________________
[FN]
<F1> Net of $9.2 million reserve and writedowns. Excludes $9.5 million of
     real estate-related	accrued interest.
<F2>	The other real estate loans were notes receivable evidencing financing,
	    primarily to joint ventures.  These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.
<F3> Net of $9.2 million reserve and writedowns.  Excludes $8.0 million of real estate-related accrued interest.


Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of  	     Distribution by property type as of
March 31, 1998.	                     March 31, 1998.

	 California	       38.8 %	            Hotel	            41.0 %
	 Hawaii	           14.0	              Land	             29.1
	 Colorado	          9.7	              Residential	      13.0
	 Oregon	            9.1	              Retail	            3.2
 	Washington	        9.0	              Office	            3.0
 	Florida	           6.3	              Industrial	        1.0
	 Texas	             5.1	              Other	             9.7
 	Michigan	          3.6		                              -----
	 Ohio	              3.3		                              100.0 %
 	Other states	      1.1		                              =====
		                 -----
 	Total	           100.0 %
		                 =====

Undeveloped land represented approximately 29.1 percent of KILICO's real estate portfolio at March 31, 1998. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

Approximately half of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At March 31, 1998, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $88.7 million, or 39.8 percent, of KILICO's real estate portfolio. The Nesbitt ventures consist of nine hotel properties and two office buildings. At March 31, 1998, KILICO did not have any Nesbitt-related off-balance sheet legal funding commitments outstanding.

At March 31, 1998, loans to and investment in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $64.7 million, or 29.1 percent, of KILICO's real estate portfolio. Kemper's interest is 75 percent as of March 31, 1998. At March 31, 1998, MLP-related commitments accounted for approximately $6.3 million of KILICO's off-balance sheet legal commitments, which KILICO expects to fund.

At March 31, 1998, KILICO no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold or written down to zero. However, KILICO continues to have Prime Group-related commitments, which accounted for $25.7 million of the off-balance-sheet legal commitments at March 31, 1998. KILICO does not expect to fund any of these commitments.

The remaining significant real estate-related investment amounted to $34.4 million at March 31, 1998 and consisted of various zoned and unzoned residential commercial lots located in Hawaii, as well as a sewer treatment plant which is located in the same geographical area as the residential lots. The sewer treatment plant was sold in April 1998. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, KILICO has placed these real estate-related investments on nonaccural status. KILICO is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of the Hawaiian economy, which has lagged behind the economic expansion of most of the rest of the United States, KILICO anticipates that it could be several additional years until all of KILICO's investments in Hawaii are completely disposed of.

Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
 (before reserves and write-downs, except for real estate owned)
 (in millions)
			                                                March 31	   December 31
			                                                  1998	        1997
                                                 ------------ 	-----------

Potential problem loans <F1>                   	    $   -	        $   -
Past due loans <F2>                                 	   -	            -
Nonaccrual loans <F3>
  (primarily Hawaiian properties)	                   47.3	         47.4
Real estate owned	                                    2.6	          4.0
                                                    -----	        -----
  Total	                                            $49.9	        $51.4
		                                                  =====	        =====
____________________________________________________________________________
 [FN]
 <F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
 <F2>	Interest more than 90 days past due but not on nonaccrual status.
 <F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful.  Loans on nonaccrual status after reserves and write-downs amounted to $41.7 million and $41.8 million at March 31, 1998 and
      December 31, 1997, respectively.

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of each investment's observable market price, net of estimated costs to sell. Because KILICO's real estate review process includes estimates, there can be no assurance that current estimates will prove accurate over time due to changing economic conditions and other factors. KILICO's real estate-related investments are expected to continue to decline further through future sales. KILICO's net income could be materially reduced in future periods if real estate market conditions worsen in areas where KILICO's portfolio is located or if Kemper's and KILICO's plans with respect to certain projects change or if necessary construction or zoning permits are not obtained.

Net investment income

KILICO's pre-tax net investment income totaled $70.6 million in the first quarter of 1998, compared with $74.2 million in the first quarter of 1997. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                      Three months ended
 	                                         March 31
                                      ------------------
                                       	1998     	1997
	                                       ----	     ----
Fixed maturities	                       $ .1	     $ .1
Real estate-related investments	         1.0	       .9
	                                       ----	     ----
Total	                                  $1.1	     $1.0
	                                       ====	     ====
Basis points	                             10	        9
	                                       ====	     ====


Foregone investment income from the nonaccrual of real estate-related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Based on the level of nonaccrual real estate-related investments at March 31, 1998, KILICO estimates foregone investment income in 1998, will be comparable with the 1997 level. Any increase in non-performing securities, and either worsening or stagnating real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Realized investment results

Reflected in net income are after-tax net realized investment gains of $1.2 million for the first quarter of 1998, compared with $.6 million for the first quarter of 1997.

Unrealized gains and losses on fixed maturity investments are not reflected in KILICO's net income. These changes in unrealized value are included within accumulated other comprehensive income, net of any applicable income taxes, in accordance with SFAS No. 130, as previously discussed. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, such security is written down to net realizable value, and the write-down adversely impacts net income.

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

Interest rates

Interest rates have been relatively stable in the first quarter of 1998, contributing to a slight increase in unrealized fixed maturity investment gains. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have also influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. However, approximately 43 percent of KILICO's fixed and variable annuity liabilities as of March 31, 1998 were no longer subject to significant surrender fees.


LIQUIDITY AND CAPITAL RESOURCES

KILICO carefully monitors cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of KILICO's liquidity are deposits for fixed annuities, investment income, premium income, separate account fees, other operating revenue and cash provided from maturing or sold investments. (See the "Policyholder surrenders and withdrawals" table and related discussion and "INVESTMENTS" above.)

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

                No reports on Form 8-K were filed during the three
             			months ended March 31, 1998.

                 Kemper Investors Life Insurance Company
                               FORM 10-Q
                For the fiscal period ended March 31, 1998
               --------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Kemper Investors Life Insurance Company
                              (Registrant)


     Date:	    May 13, 1998	     By: /s/JOHN B. SCOTT
                                     -------------------------------------
   	                                 John B. Scott
                                     President, Chief Executive Officer and
                                     Director

     Date:	    May 13, 1998	     By: /s/FREDERICK L. BLACKMON
                                     -------------------------------------
                                     Frederick L. Blackmon
                                     Sr. Vice President and
                                     Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FIRST QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 	   1,000

[PERIOD-TYPE]	   3-MOS.
[FISCAL-YEAR-END]                                            		DEC-31-1998
[PERIOD-START]		                                               JAN-01-1998
[PERIOD-END]		                                                 MAR-31-1998
[DEBT-HELD-FOR-SALE]	                                            3,693,119
[DEBT-CARRYING-VALUE]	                                           3,693,119
[DEBT-MARKET-VALUE]	                                            	3,693,119
[EQUITIES]		                                                        50,136
<MORTGAGES>		                                                      180,135
[REAL-ESTATE]		                                                     42,555
[TOTAL-INVEST]		                                                 4,286,039
[CASH]		                                                             9,359
[RECOVER-REINSURE]		                                               372,866
[DEFERRED-ACQUISITION]	                                             67,035
[TOTAL-ASSETS]		                                                10,884,661
[POLICY-LOSSES]		                                                3,762,660
[UNEARNED-PREMIUMS]		                                                    0
[POLICY-OTHER]		                                                         0
[POLICY-HOLDER-FUNDS]	                                             203,066
[NOTES-PAYABLE]		                                                        0
[COMMON]		                                                           2,500
[PREFERRED-MANDATORY]	                                                   0
[PREFERRED]		                                                            0
[OTHER-SE]		                                                       874,844
[TOTAL-LIABILITY-AND-EQUITY]	                                   10,884,661
[PREMIUMS]		                                                         5,203
[INVESTMENT-INCOME]		                                               70,551
[INVESTMENT-GAINS]	                                                 	1,854
[OTHER-INCOME]		                                                    20,418
[BENEFITS]		                                                        57,930
[UNDERWRITING-AMORTIZATION]	                                           917
[UNDERWRITING-OTHER]                                                    	0
[INCOME-PRETAX]		                                                   16,477
<INCOME-TAX)		                                                       7,247
[INCOME-CONTINUING]		                                                9,230
<DISCOUNTED>		                                                           0
[EXTRAORDINARY]		                                                        0
[CHANGES]		                                                              0
[NET-INCOME]		                                                       9,230
[EPS-PRIMARY]		                                                          0
[EPS-DILUTED]		                                                          0
[RESERVE-OPEN]		                                                         0
[PROVISION-CURRENT]		                                                    0
[PROVISION-PRIOR]		                                                      0
[PAYMENTS-CURRENT]		                                                     0
[PAYMENTS-PRIOR]		                                                       0
[RESERVE-CLOSE]		                                                        0
[CUMULATIVE-DEFICIENCY]	                                                 0