Form 10-Q
period 1998-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1998-08-13
CIK 351754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
   	Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

As of August 1, 1998, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

*	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                               FORM 10-Q



PART I.	   FINANCIAL STATEMENTS       						                   PAGE NO.


   Consolidated Balance Sheets -
       June 30, 1998 and December 31, 1997	..........................3

 		Consolidated Statements of Operations -
       Six months and three months ended June 30, 1998 and 1997......4

   Consolidated Statements of Comprehensive Income -
       Six months and three months ended June 30, 1998 and 1997......5

   Consolidated Statements of Stockholder's Equity -
       Six months ended June 30, 1998 and 1997.......................6

   Consolidated Statements of Cash Flows -
       Six months ended June 30, 1998 and 1997.......................7


   Notes to Consolidated Financial Statements........................8


   Management's Discussion and Analysis
       Results of Operations........................................10
       Investments..................................................14
       Liquidity and Capital Resources..............................19



PART II.	  OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K........................20


   Signatures.......................................................21

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
                                                    	June 30	   	December 31
                                                    	 1998	          1997
                                                   	----------	  -----------
ASSETS
Investments:
  Fixed maturities, available for sale, at
    market (cost: June 30, 1998, $3,550,377;
	     December 31, 1997, $3,644,075)	               $3,591,991	   $3,668,643
  Short-term investments	                               41,806      	236,057
  Joint venture mortgage loans	                         67,868       	72,663
  Third-party mortgage loans	                          104,206	      102,974
  Other real estate-related investments	                41,891	       44,409
  Policy loans	                                        277,034	      282,439
  Equity securities	                                    75,341	       24,839
  Other invested assets	                                21,264	       20,820
                                                   	----------	   ----------
  Total investments	                                 4,221,401	    4,452,844

Cash	                                                   20,785	       23,868
Accrued investment income	                             121,452	      117,789
Goodwill	                                              223,023	      229,393
Value of business acquired	                            124,780	      138,482
Deferred insurance acquisition costs	                   78,420	       59,459
Deferred income taxes	                                  48,819       	39,993
Reinsurance recoverable	                               361,172	      382,609
Other assets and receivables	                           18,562       	23,263
Assets held in separate accounts	                    5,941,104	    5,121,950
                                                   	----------   	----------
  Total assets	                                    $11,159,518	  $10,589,650
                                                   	==========	   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits	                             $3,662,012	   $3,856,871
Ceded future policy benefits	                          361,172	      382,609
Benefits and funds payable	                            245,884	      150,524
Other accounts payable and liabilities	                 49,694	      212,133
Liabilities related to separate accounts	            5,941,104	    5,121,950
                                                  		----------	   ----------
  Total liabilities	                                10,259,866	    9,724,087
                                                   	----------	   ----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
	 300,000 shares; outstanding 250,000 shares	            2,500	        2,500
Additional paid-in capital	                            806,538	      806,538
Accumulated other comprehensive income                 	21,609	       12,637
Retained earnings	                                      69,005	       43,888
                                                  		----------   	----------
  Total stockholder's equity                          	899,652	      865,563
                                                   	----------	   ----------
  Total liabilities and stockholder's equity	      $11,159,518 	 $10,589,650
                                                   	==========	   ==========

See accompanying notes to consolidated financial statements.

                                   3

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
                                      	Six Months Ended	   Three Months Ended
                                        			June 30	              June 30
                                       	---------------     ----------------

                                       	 1998  	  1997	      1998	     1997
                                        	----	    ----      	----	     ----
REVENUE
Net investment income	              $ 139,018	$ 148,299  	$ 68,467	 $ 74,050
Realized investment gains 	            17,527	    9,050	    15,673    	8,161
Premium income	                        11,144	    9,129	     5,941	    4,121
Separate account fees and charges	     34,380	   16,827	    16,388    	9,510
Other income	                           5,960	    5,043	     3,534    	3,451
                                     	-------	 	-------   	-------	  -------
  Total revenue	                      208,029  	188,348	   110,003   	99,293
                                    		-------	 	-------   	-------  	-------

BENEFITS AND EXPENSES
Interest credited to policyholders	    90,169	  101,886    	44,479   	50,365
Claims and other policyholder
  benefits	                            25,700	   12,616	    13,460	    6,278
Taxes, licenses and fees	               9,758	    3,064	     3,082	    2,488
Commissions	                           18,049	   14,434	    10,840	    6,987
Operating expenses	                    22,253   	15,955    	12,157    	8,780
Deferral of insurance
  acquisition costs	                  (21,600) 	(15,790)	  (12,710)	  (7,688)
Amortization of insurance
  acquisition costs	                    1,644	    1,697	       727	      811
Amortization of value of
  business acquired	                   11,548	   11,812	     7,121	    6,991
Amortization of goodwill	               6,370	    5,099	     3,186	    2,552
                                     	-------	  -------	   -------	  -------

  Total benefits and expenses	        163,891	  150,773	    82,342	   77,564

                                     	-------	  -------	   -------	  -------

Income before income tax expense	      44,138	   37,575    	27,661   	21,729


Income tax expense (benefit)
  Current	                             32,679	   16,028	    19,011	   10,577
  Deferred	                           (13,658)  	(1,627)	   (7,237)  	(1,854)
                                     	-------	  -------   	-------  	-------
  Total income tax expense	            19,021	   14,401	    11,774	    8,723
                                     	-------	  -------	   -------	  -------

Net income	                         $  25,117  $ 23,174	  $ 15,887	 $ 13,006
                                     	=======	  =======	   =======	  =======


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)
 	                                     Six Months Ended  	Three Months Ended
                                         	 June 30             	June 30
	                                    -------------------  -------------------
                                      	1998	       1997	    1998	       1997
                                     	-----    	  ----- 	  -----	      -----
Net income 	                        $ 25,117   $ 23,174	 $ 15,887	  $ 13,006
Other comprehensive income (loss),
 before tax:
  Unrealized holding gains (losses)
   on investments arising during
   period:
   	Unrealized holding gains
     (losses) on investments	         10,522	    (6,178)	  10,246    	64,826
   	Adjustment to value of business
     acquired	                        (5,487)  	(14,602)	  (5,181)    	2,914
   	Adjustment to deferred insurance
     acquisition costs	               (1,855)   	(1,057)  	(1,367)       	41
                         										   -------    -------   -------	   ------

      Total unrealized holding gains
       (losses) on investments arising
       during period	                  3,180   	(21,837)   	3,698    	67,781
                         											  -------    -------   -------	  -------
Less reclassification adjustments
 for gains(losses) included in net
 income on the preceding page:
  Adjustment for gains included in
   realized	investment gains         	(2,421)     	(978)	  (1,742)  	 (1,003)
  Adjustment for amortization of
   premium on fixed maturities
   included in net investment income  	8,851	     8,997    	4,175	     4,232
  Adjustment for gains included in
   amortization of value of business
   acquired                           	3,333     	2,454    	2,978     	2,223
  Adjustment for gains included in
   amortization of insurance
   acquisition costs	                    860	       412      	769	       381
    Total reclassification
     adjustments for              		  -------    -------   -------	  -------
    	gains included in net income    	10,623	    10,885    	6,180     	5,833
                                      -------    -------   -------	  -------


Other comprehensive income (loss),
 before related income tax expense
 (benefit)                           	13,803   	(10,952)   	9,878    	73,614

Related income tax expense (benefit) 	 4,831	    (4,477)   	3,457     	1,945
                        						 					  -------    -------   -------	  -------

Other comprehensive income (loss),
 net of tax                           	8,972    	(6,475)	   6,421    	71,669
                       				  							  -------    -------   -------    ------

Comprehensive income	               $ 34,089   $ 16,699 	$ 22,308	  $ 84,675
                                 			  =======    =======   =======	  =======

See accompanying notes to consolidated financial statements.

                                   5

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Stockholder's Equity
(in thousands)
(unaudited)
                                                    June 30      December 31
                                                    	1998	          1997
                                                  		-------	       -------
Capital stock, beginning and end of period	         $ 2,500	       $ 2,500
  													                                     --------	      --------

Additional paid-in capital, beginning of period	   	806,538	       761,538
Capital contributions from Parent	                        -	        45,000
                                        										 --------	      --------
			        End of period		                          806,538       	806,538
										                                         --------	      --------

Accumulated other comprehensive income,
 beginning of period	                                12,637	       (47,498)
Other comprehensive income, net of tax               	8,972	        60,135
                            													          --------	      --------
		         End of period	                            21,609	        12,637
                                      												 --------	      --------

Retained earnings, beginning of period	              43,888        	34,421
Net income	                                          25,117        	38,717
Dividend to parent	                                       -	       (29,250)
												                                       --------	      --------
		         End of period                            	69,005        	43,888
										                                         --------  	    --------

	 Total stockholder's equity                      	$899,652	      $865,563
										                                         ========	      ========


See accompanying notes to consolidated financial statements.

                                   6

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                           Six Months Ended
                                                            			June 30
                                                         		-----------------

	                                                           1998       1997
                                                          	------	    ------
Cash flows from operating activities
  Net income	                                            $ 25,117	  $ 23,174
  Reconcilement of net income to net cash provided:
    Realized investment gains	                            (17,527)   	(9,050)
    Interest credited and other charges	                   88,303   	101,886
    Amortization of value of business acquired	            11,548	    11,812
    Amortization of goodwill                               	6,370	     5,099
    Deferred insurance acquisition costs	                 (19,956)  	(14,093)
    Amortization of discount and premium on investments    	8,851	     8,997
    Deferred income taxes	                                (13,658)   	(1,627)
    Net change in current Federal income taxes	           (97,823)    	3,840
    Benefits and premium taxes due related to separate
     account bank-owned life insurance                    	40,163         	-
    Other, net	                                           (21,795)   	11,495
                                                         	-------	 	--------
    Net cash flow provided by operating activities	         9,593	   141,533
                                                         	-------	 	--------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity	                    258,237   	104,154
    Fixed maturities sold prior to maturity	              505,188	   209,569
    Equity securities	                                        460         	-
    Mortgage loans, policy loans and other invested
     assets	                                               54,780   	117,093
  Cost of investments purchased or loans originated:
    Fixed maturities	                                    (675,192) 	(229,921)
    Equity securities	                                    (48,585)	        -
    Mortgage loans, policy loans and other invested
     assets	                                              (26,951)  	(76,014)
  Short-term investments, net	                            194,251    	62,729
  Net change in receivable and payable for securities
   transactions	                                             (677)	   13,677
  Net change in other assets	                                   -	       114
                                                        	--------  	--------
    Net cash provided by investing activities	            261,511	   201,401
                                                        	--------  	--------
Cash flows from financing activities
  Policyholder account balances:
    Deposits	                                              72,626    	67,412
    Withdrawals                                         	(356,177) 	(343,675)
  Dividends to parent	                                          -    (29,250)
  Other	                                                    9,364	   (37,834)
                                                        	--------  	--------
    Net cash used in financing activities	               (274,187)	 (343,347)
                                                     	   --------	  --------
Net decrease in cash	                                      (3,083)     	(413)
Cash at the beginning of period	                           23,868     	2,776
                                                        	--------	  --------
Cash at the end of the period	                           $ 20,785  	$  2,363
                                                        	========  	========

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

    (in thousands)
 			                                                            		 Projected
 	  Year ended     Beginning                   		Accretion of 	     ending
    December 31	   balance	     Amortization     	 interest         balance
    -----------	   ----------	  ------------    	-----------	     ----------
    1998	          $  143,744	   $(31,301)       	$  8,877	       $ 121,320
    1999	             121,320	    (23,621)	          7,889	         105,588
    2000          	   105,588     (21,587)	          6,899       	   90,900
    2001	              90,900	    (19,100)          	5,995	          77,795
   	2002	              77,795	    (17,820)	          5,157       	   65,132
    2003              	65,132	    (15,897)          	4,364	          53,599

    The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in KILICO's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. As of June 30, 1998, the accumulated affects of this adjustment increased the value of business acquired and accumulated other comprehensive income by approximately $7.4 million and $4.8 million, respectively.

2.	 In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1997 Annual Report on Form
    10-K/A No. 1.

3.	 In June 1997, the Financial Accounting Standards Board ("FASB")issued
    Statement	of Financial Accounting Standards ("SFAS") No. 130, Reporting
    Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items required to be reported be displayed with the same prominence as other financial statements. KILICO adopted SFAS No. 130 on January 1, 1998 and accordingly
    restated 97 	results for comparative purposes. The impact of
    implementation did not affect KILICO's reported net income before
    reporting other comprehensive income. Other comprehensive 	income,
    however, by design, could be materially different from reported net income, as changes in unrealized appreciation and depreciation of investments for example are now included as a component of reported comprehensive income.

4.	 During December 1997, KILICO entered into a funds held reinsurance agreement with a Zurich affiliated company, EPICENTRE Reinsurance (Bermuda) Limited("EPICENTRE"). Under the terms of this agreement, KILICO ceded, on a yearly renewable term basis, ninety percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to a non-registered variable bank-owned life insurance contract ("BOLI"), which is held in KILICO's separate accounts. During the first quarter of 1998, KILICO ceded to EPICENTRE approximately $77.3 million of separate account fees (cost of insurance charges) paid to KILICO by these policyholders for the life insurance coverage provided under the terms of each separate account contract. KILICO has also withheld approximately $95.3 million of such funds due to EPICENTRE under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheet as of June 30, 1998. KILICO remains primarily liable to its policyholders for these amounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

KILICO recorded net income of $25.1 million in the first six months of 1998, compared with net income of $23.2 million in the first six months of 1997. The increase in net income in the first six months of 1998, compared with the first six months of 1997, was primarily related to an increase in realized capital gains, partially offset by a decrease in operating earnings before amortization of goodwill and an increase in goodwill amortization.

The following table reflects the components of net income:

Net income:
(in millions)
                                                       	Six months ended
                                                 									  June 30
                                                       ------------------
                                                      	 1998        1997
                                                        ----   	    ----
Operating earnings before amortization of goodwill	   $ 20.1     	$ 22.4
Amortization of goodwill	                               (6.4)      	(5.1)
Net realized capital gains                             	11.4  	      5.9
                                                        ----        ----
 	Net income                                         	$ 25.1     	$ 23.2
                                                       =====    	  =====

The following table reflects the major components of net realized capital gains included in net income. (See "INVESTMENTS" below.)

Net realized capital gains (losses)
(in millions)
		                                     Six months ended  	Three months ended
                                          	June 30            		June 30
                                     	----------------- 	-------------------

                                       1998       1997    1998         1997
                                       ----       ----    ----         ----
Real estate-related gains 	           $ 10.5	    $ 9.3  	$  9.9	     $  7.7
Fixed maturity write-downs                 -	     (1.0)       -           -
Other gains, net	                        7.0	       .8	     5.7         	.5
                                        ----      ----    	----       	----
Realized investment gains	              17.5	      9.1    	15.6        	8.2
Income tax expense	                      6.1      	3.2	     5.4       	 2.9
                                        ----      ----    	----    	   ----
Net realized capital gains 	          $ 11.4	    $ 5.9  	$ 10.2     	$  5.3
	                                      =====	    =====  	  ====     	  ====

Operating earnings before amortization of goodwill decreased to $20.1 million in the first six months of 1998, compared with $22.4 million in the first six months of 1997. This decrease was primarily attributable to increases in claims and nondeferrable operating expenses, partially offset by increases in fees and other income and spread revenue (investment income earned, less interest credited incurred).

Spread revenue improved during 1998, due to a net decrease in interest credited. Interest credited declined during 1998 due to crediting rate reductions and a decrease in the liability for future policy benefits. Investment income declined due to a decrease in invested assets. Invested assets and the liability for future policy benefits both declined due to surrenders and withdrawals during 1997 and 1998. Investment income in 1998, compared with 1997, was positively impacted by a $45.0 million capital contribution received by KILICO in December 1997.

Sales
(in millions)
	                                       Six Months Ended	 Three Months Ended
                                           	June 30            	June 30
                                      	------------------ ------------------
                                        	1998     	1997	   	1998     	1997
                                       	------	   ------  	------   	------
Annuities:
  General account	                     $  71.9	  $  67.2	 $  35.4 	 $  33.3
  Separate account	                      128.3    	133.1	    67.7	     61.7
                                        	-----	    -----   	-----    	-----
    Total annuities	                     200.2    	200.3	   103.1	    	95.0
                                        	-----	    -----	   -----    	-----
Life insurance:
 	Separate account bank-owned life
   insurance                            	422.7     	80.0    264.0     	80.0
 	Separate account variable universal
   life insurance	                         6.8       	.6	     5.6       	.6
  Term life	                              11.1     	 9.0     	6.1      	4.0
	 Interest-sensitive life	                  .1       	.2       	-      	(.2)
                                      	 	-----    	-----	   -----    	-----
Total life	                              440.7     	89.8	   275.7     	84.4
	                                       	-----	    -----	   -----    	-----
Total sales	                           $ 640.9	    290.1 	$ 378.8 	$  179.4
                                        	=====	    =====   	=====    	=====

Sales of annuity products consist of total deposits received. Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

General account fixed annuity sales increased $4.7 million in the first six months of 1998, compared with the first six months of 1997, while separate account variable annuity sales decreased $4.8 million in the first six months of 1998, compared with the first six months of 1997. Separate account annuity sales declined during the first six months of 1998, compared with 1997, as a result of a transition in KILICO's sales initiatives in certain markets, as well as from certain tax proposals, which had negatively impacted KILICO's sales in certain markets during the first part of 1998.

During late 1996, KILICO introduced a registered flexible individual variable life insurance product and in mid 1997 KILICO began to introduce several non-registered variable universal life insurance contracts, a variable individual and group bank-owned life insurance contract ("BOLI") and a series of variable individual universal life insurance contracts. Sales of these separate account variable products, like variable annuities, pose minimal investment risk for KILICO as policyholders also invest in one or more underlying investment funds which invest in stocks and bonds. KILICO receives premium tax and DAC tax expense loads from certain contract holders, as well as administrative fees and cost of insurance charges which compensate KILICO for providing life insurance coverage to the contractholders in excess of their cash surrender values. Face amount of variable universal life insurance business in force, before reinsurance, amounted to $61.0 billion at June 30, 1998, compared with $59.6 billion at December 31, 1997 and $2.0 billion at June 30, 1997.


KILICO also sells low-cost term life insurance products offering initial level premiums for 5, 10, 15, 20, and 30 years in order to balance its product mix and asset-liability structure. In December 1996, KILICO assumed $14.4 billion (face amount) of term life insurance premiums from Federal Kemper Life Assurance Company ("FKLA"), a wholly-owned subsidiary of Kemper. Through the first six months of 1998 and 1997, KILICO assumed premiums of $10.7 million and $8.7 million, respectively, and $10.7 million and $8.0 million of claims, respectively, under the terms of the reinsurance agreement with FKLA.

Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $449 thousand in the first six months of 1998, compared with $280 thousand in the first six months of 1997.

Separate account fees and charges consist of the following as of June 30, 1998 and 1997:

(in millions)
                                       	Six Months Ended	 Three Months Ended
                                           	June 30            	June 30
                                       	---------------- 	------------------
                                       	 1998	     1997	     1998	     1997
                                       	-----	     -----    -----     	-----
  	Separate account fees on non-BOLI
	   variable life and annuities	        $ 18.9	   $ 14.4	   $ 9.4	    $ 7.1
  	BOLI cost of insurance charges and
    fees	                                  9.4<F1>    .4     	5.1	       .4
	  BOLI premium tax expense loads	         6.1<F2>  	2.0   	  1.9	      2.0
                                       		-----    	-----    -----    	-----
		   Total	                             $ 34.4	   $ 16.8	  $ 16.4    	$ 9.5
                                       	====== 	  ======  	======	   ======
-------------------

<F1> KILICO ceded $77.3 million of such charges to EPICENTRE during 1998.
<F2> There is a corresponding offset in taxes, licenses and fees.
<F3> No commissions were paid on BOLI.

Separate account fees on non-BOLI variable life and annuities increased during the first half of 1998, compared with 1997, due to an increase in the market value of separate account assets and due to new sales during 1997 and 1998.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)
	                                      Six Months Ended	  Three Months Ended
                                          	June 30	             June 30
                                      	-----------------	 -----------------
                                        	1998	     1997	    1998	     1997
                                      	 -----	     -----	  -----	     -----
General account	                      $  352.2	  $ 326.0 	$ 173.7	  $ 179.8
Separate account	                        127.4	    110.1	    66.6	     48.9
                                       	------	   ------  	------	   ------
Total	                                $  479.6	 	$ 436.1	 $ 240.3	  $ 228.7
                                       	======	   ======	  ======   	======


Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

General account surrenders, withdrawals and death benefits increased $26.2 million in the first six months of 1998, compared with the first six months of 1997, reflecting an increase in claims as well as an increase in overall surrenders and withdrawals. KILICO expects that the level of surrender and withdrawal activity experienced in the first six months of 1998 should remain at a similar level through out 1998 given current projections for relatively stable interest rates.

Claims and other policyholder benefits increased $13.1 million in the first six months of 1998, compared with 1997, primarily due to BOLI-related claims and benefits.

Taxes, licenses and fees increased during the first six months of 1998, compared with 1997, primarily relecting premium taxes on BOLI. KILICO received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first six months of 1998.

Commissions and the deferral of insurance acquisition costs increased reflecting the overall increase in new business during 1998, compared with 1997.

Operating expenses increased $6.3 million in the first six months of 1998, compared with first six months of 1997, due to increases in head count in the sales and underwriting departments, an increase in data processing expenses related to ongoing projects, new product development and year 2000 compliance costs.

The difference between the cost of acquiring KILICO and the net fair value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. As previously mentioned, KILICO changed its amortization period in December of 1997, from 25 years to 20 years, in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, KILICO recorded an increase in amortization expense of $1.3 million in the first six months of 1998, compared with 1997.

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

Invested assets and cash
(in millions)
		                                         June 30, 1998  	December 31, 1997
		                                         -------------- 	-----------------
Cash and short-term investments	            $	63    1.5%   	$  260	    5.8%
Fixed maturities:
  Investment grade:
    NAIC <F1> Class 1                     	2,853  	67.3	     3,004   	67.1
    NAIC <F1> Class 2                       	683	  16.1	       651	   14.5
  Below investment grade:
    Performing	                               56	   1.3        	14	     .3
    Nonperforming                             	-     	-	         -	      -
Joint venture mortgage loans	                 68   	1.6        	73    	1.6
Third-party mortgage loans	                  104   	2.5	       103	    2.3
Other real estate-related investments	        42   	1.0        	44    	1.0
Policy loans                                	277   	6.5       	282	    6.3
Equity securities	                            75   	1.8        	25	     .6
Other	                                       	21    	.4	        21     	.5
                                          	-----  -----     	-----  	-----
    Total	                                $4,242 	100.0%  	 $4,477	  100.0%
                                          	===== 	=====	     =====  	=====
  __________________________________________________________

 <F1>	National Association of Insurance Commissioners ("NAIC").
	     --  Class 1 = A- and above
     	--  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities at June 30, 1998 was $41.6 million, compared with $24.6 million at December 31, 1997. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 1998, investment-grade fixed maturities and cash and short-term investments accounted for 84.9 percent of KILICO's invested assets and cash, compared with 87.4 percent at December 31, 1997.

Approximately 31.6 percent of KILICO's investment-grade fixed maturities at June 30, 1998 were mortgage-backed securities, down from 35.1 percent at December 31, 1997, due to sales and paydowns during 1998. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 10.2 percent of KILICO's investment-grade fixed maturities at June 30, 1998 consisted of corporate asset-backed securities, compared with
10.8 percent at December 31, 1997. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At June 30, 1998, KILICO had unamortized premiums and discounts of $17.2 million and $4.8 million, respectively, related to mortgage-backed and asset-backed securities. Reductions to investment income related to the amortization of premiums and discounts amounted to $8.9 million during the first half of 1998, compared with $9.0 million in the first half of 1997. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in further reductions to future investment income for the remainder of 1998.

Real estate-related investments

The $214.0 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.1 percent of cash and invested assets at June 30, 1998, compared with $220.0 million, or 4.9 percent, at December 31, 1997.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments declined to $64.7 million at June 30, 1998, compared with $75.3 million at December 31, 1997, primarily due to sales. As of June 30, 1998, KILICO expects to fund approximately $6.3 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Excluding the $1.7 million of real estate owned and $15.3 million of net equity investments in joint ventures, KILICO's real estate loans totaled $197.0 million at June 30, 1998, after reserves and writedowns. Of this amount, $164.4 million are on accrual status with a weighted average interest rate of approximately 8.9 percent. Of these accrual loans, 8.1 percent have terms requiring current periodic payments of their full contractual interest, 53.8 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 38.1 percent defer all interest to maturity.

Real estate portfolio
(in millions)
                                Mortgage loans
                               ----------------
                              Joint      Third-
                              venture    party
                              -------    -------
Balance at December 31, 1997   $ 72.7    $103.0
Additions (deductions):
Fundings                          1.1         -
Interest added to principal       3.1       1.4
Sales/paydowns/distributions    (11.0)      (.2)
Operating loss                      -         -
Realized investments gains
 (losses)                         4.3       2.6
Other transactions, net          (2.3)     (2.6)
                                -----     -----
Balance at June 30, 1998       $ 67.9    $104.2


Real estate portfolio
(in millions)
                                Other real estate-related investments
                              -----------------------------------------
		                           	Other      Real estate    Equity
		                            loans<F2>     owned  	  investments 	Total
		               	            ---------	 -----------	 ----------- 	------
Balance at December 31, 1997	  $ 21.1	     $  4.0	       $19.2	    $220.0 <F1>
Additions (deductions):
Fundings	 	                         -	         .2           	-	       1.3
Interest added to principal	        -	          -	           -	       4.5
Sales/paydowns/distributions	      	-	       (2.9)       	(3.1)    	(17.2)
Operating loss	                     -          	-         	(.2)      	(.2)
Realized investments gains
 (losses)	                        3.9	         .3	         (.6)     	10.5
Other transactions, net	        	 (.1)        	.1	           -	      (4.9)
	                              	-----	      -----	       -----     	-----
Balance at June 30, 1998	    	 $ 24.9     	$  1.7	       $15.3    	$214.0 <F3>
	                              	=====	      =====       	=====	     =====
__________________________

<F1> Net of $9.2 million reserve and writedowns. Excludes $9.5 million of real estate-related accrued interest.
<F2> The other real estate loans were notes receivable evidencing financing,
    	primarily to joint ventures. These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.
<F3>	Net of $8.8 million reserve and writedowns.  Excludes $9.1 million of real estate-related accrued interest.

Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of  	Distribution by property type as of
June 30, 1998.	                 June 30, 1998.

	 California	    40.3 %	          Hotel       	43.1 %
 	Hawaii	        11.4	            Land        	29.8
 	Colorado	      10.2	            Residential 	12.7
 	Oregon         	9.6            	Retail	       3.4
 	Washington	     9.5            	Office	       1.9
 	Florida	        5.4            	Industrial   	1.0
 	Texas          	5.3	            Other	        8.1
 	Michigan       	3.8	                        	-----
 	Ohio	           3.5	                       	100.0 %
 	Other states   	1.0	                        	=====
               		-----
 	Total	        100.0 %
               		=====

Undeveloped land represented approximately 29.8 percent of KILICO's real estate portfolio at June 30, 1998. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

Approximately half of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At June 30, 1998, loans to and investments in joint ventures in which Patrick
M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $89.6 million, or 41.9 percent, of KILICO's real estate portfolio. The Nesbitt ventures consist of nine hotel properties and two office buildings. At June 30, 1998, KILICO did not have any Nesbitt-related off-balance sheet legal funding commitments outstanding.

At June 30, 1998, loans to and investment in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $64.7 million, or 30.2 percent, of KILICO's real estate portfolio. Kemper's interest is 75 percent as of June 30, 1998. At June 30, 1998, MLP-related commitments accounted for approximately $6.3 million of KILICO's off-balance sheet legal commitments, which KILICO expects to fund.

At June 30, 1998, KILICO no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold or written down to zero. However, KILICO continues to have Prime Group-related commitments, which accounted for $25.7 million of the off-balance-sheet legal commitments at June 30, 1998. KILICO does not expect to fund any of these commitments.

The remaining significant real estate-related investment amounted to $28.1 million at June 30, 1998 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, KILICO has placed these real estate-related investments on nonaccural status. KILICO is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of the Hawaiian economy, which has lagged behind the economic expansion of most of the rest of the United States, KILICO anticipates that it could be several additional years until all of KILICO's investments in Hawaii are completely disposed of.

Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
			                                               June 30     	December 31
                                                 		1998	           1997
                                                ------------	  -----------
Potential problem loans <F1> 	                    $   -	          $   -
Past due loans <F2> 	                                 -	              -
Nonaccrual loans <F3>
 (primarily Hawaiian properties)	                  38.2	           47.4
Real estate owned	                                  1.7	            4.0
                                                  -----	          -----
  Total	                                          $39.9          	$51.4
	                                                 =====	          =====
	____________________________________________________________________

  <F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
  <F2>	Interest more than 90 days past due but not on nonaccrual status.
  <F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $32.6 million and $41.8 million at June 30, 1998 and December 31, 1997, respectively.

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

Realized investment results

Reflected in net income are after-tax net realized investment gains of $11.4 million for the first half of 1998, compared with $5.9 million for the first half of 1997.

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

Interest rates

Interest rates have been relatively stable in the first half of 1998, contributing to a slight increase in unrealized fixed maturity investment gains. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have also influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. However, approximately 45 percent of KILICO's fixed and variable annuity liabilities as of June 30, 1998 were no longer subject to significant surrender fees.


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

             No reports on Form 8-K were filed during the six
          			months ended June 30, 1998.

                 Kemper Investors Life Insurance Company
                                FORM 10-Q
                For the fiscal period ended June 30, 1998
               --------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Kemper Investors Life Insurance Company
                                 (Registrant)


    Date:	     August 12, 1998     By: /s/JOHN B. SCOTT
                                      ----------------------------------
                                     	John B. Scott
                                      President, Chief Executive Officer and
                                      Director

    Date:	     August 12, 1998     By: /S/FREDERICK L. BLACKMON
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

[MULTIPLIER] 	1,000

[PERIOD-TYPE]	6-MOS.
[FISCAL-YEAR-END]		                                           DEC-31-1998
[PERIOD-START]		                                              JAN-01-1998
[PERIOD-END]		                                                JUN-30-1998
[DEBT-HELD-FOR-SALE]                                           	3,591,991
[DEBT-CARRYING-VALUE]	                                          3,591,991
[DEBT-MARKET-VALUE]		                                           3,591,991
[EQUITIES]		                                                       75,341
<MORTGAGES>		                                                     172,074
[REAL-ESTATE]		                                                    41,891
[TOTAL-INVEST]		                                                4,221,401
[CASH]		                                                           20,785
[RECOVER-REINSURE]	                                              	361,172
[DEFERRED-ACQUISITION]	                                            78,419
[TOTAL-ASSETS]		                                               11,159,518
[POLICY-LOSSES]		                                               3,662,012
[UNEARNED-PREMIUMS]		                                                   0
[POLICY-OTHER]		                                                        0
[POLICY-HOLDER-FUNDS]	                                            245,884
[NOTES-PAYABLE]		                                                       0
[COMMON]		                                                          2,500
[PREFERRED-MANDATORY]	                                                  0
[PREFERRED]		                                                           0
[OTHER-SE]		                                                      897,152
[TOTAL-LIABILITY-AND-EQUITY]                                  	11,159,518
[PREMIUMS]	                                                       	11,144
[INVESTMENT-INCOME]		                                             139,018
[INVESTMENT-GAINS]		                                               17,527
[OTHER-INCOME]		                                                   40,340
[BENEFITS]		                                                      115,869
[UNDERWRITING-AMORTIZATION]	                                        1,644
[UNDERWRITING-OTHER]	                                                   0
[INCOME-PRETAX]		                                                  44,138
[INCOME-TAX]		                                                     19,021
[INCOME-CONTINUING]		                                              25,117
<DISCOUNTED>		                                                          0
[EXTRAORDINARY]		                                                       0
[CHANGES]		                                                             0
[NET-INCOME]		                                                     25,117
[EPS-PRIMARY]		                                                         0
[EPS-DILUTED]	                                                         	0
[RESERVE-OPEN]		                                                        0
[PROVISION-CURRENT]		                                                   0
[PROVISION-PRIOR]		                                                     0
[PAYMENTS-CURRENT]		                                                    0
[PAYMENTS-PRIOR]	                                                      	0
[RESERVE-CLOSE]		                                                       0
[CUMULATIVE-DEFICIENCY]	                                                0