Form 10-Q
period 1998-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1998-11-13
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X]	  Quarterly report pursuant to Section 13 or 15(d) of the Securities
     	Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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

As of November 1, 1998, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

*	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                                FORM 10-Q



PART I.	   FINANCIAL STATEMENTS						                         PAGE NO.

	Consolidated Balance Sheets -
    September 30, 1998 and December 31, 1997 ........................3

	Consolidated Statements of Operations -
    Nine months and three months ended September 30, 1998 and 1997...4

 Consolidated Statements of Comprehensive Income -
    Nine months and three months ended September 30, 1998 and 1997...5

 Consolidated Statements of Stockholder's Equity -
    September 30, 1998 and December 31, 1997.........................6

 Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1998 and 1997....................7


 Notes to Consolidated Financial Statements..........................8


 Management's Discussion and Analysis
    Results of Operations...........................................10
    Investments.....................................................15
    Liquidity and Capital Resources.................................20



PART II.	   OTHER INFORMATION


 ITEM 6.  Exhibits and Reports on Form 8-K..........................23


 Signatures.........................................................24

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

(CAPTION)
                                           	September 30	     December 31
                                              	 1998	            1997
                                            	----------	      -----------
ASSETS	                                      (unaudited)
Investments:
  Fixed maturities, available for sale, at
    market (cost: September 30, 1998,
    $3,570,239; December 31, 1997,
    $3,644,075)                              $3,670,429	      $3,668,643
  Short-term investments	                        25,457	         236,057
  Joint venture mortgage loans	                  71,028          	72,663
  Third-party mortgage loans	                    78,732         	102,974
  Other real estate-related investments	         40,586          	44,409
  Policy loans	                                 274,585         	282,439
  Equity securities	                            102,533	          24,839
  Other invested assets	                         21,488          	20,820
                                            	----------	      ----------
  Total investments	                          4,284,838       	4,452,844

Cash	                                            30,763	          23,868
Accrued investment income	                      122,179	         117,789
Goodwill	                                       219,837	         229,393
Value of business acquired	                     110,789         	138,482
Deferred insurance acquisition costs	            85,328          	59,459
Deferred income taxes	                           31,416	          39,993
Reinsurance recoverable	                        352,836         	382,609
Other assets and receivables	                    10,569	          23,263
Assets held in separate accounts	             5,680,360       	5,121,950
                                            	----------	      ----------
  Total assets	                             $10,928,915	     $10,589,650
	                                            ==========      	==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits	                      $3,604,928      	$3,856,871
Ceded future policy benefits	                   352,836	         382,609
Benefits and funds payable	                     277,098	         150,524
Other accounts payable and liabilities	          69,782	         212,133
Liabilities related to separate accounts	     5,680,360	       5,121,950
                                           		----------	      ----------
  Total liabilities	                          9,985,004	       9,724,087
                                            	----------	      ----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
 	300,000 shares; outstanding 250,000 shares     	2,500	           2,500
Additional paid-in capital	                     806,538	         806,538
Accumulated other comprehensive income	          52,881	          12,637
Retained earnings                               	81,992	          43,888
                                           		----------	      ----------
  Total stockholder's equity                   	943,911	         865,563
                                            	----------      	----------
  Total liabilities and stockholder's
    equity	                                 $10,928,915 	    $10,589,650
                                            	==========      	==========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

                                      	Nine Months Ended  	Three Months Ended
                                      			September 30	       	September 30
                                       	---------------     ----------------

                                       	 1998     1997	      1998     	1997
                                         ----	    ----	      ----    	 ----
REVENUE
Net investment income	               $ 205,910	$ 221,249	 $ 66,892 	$ 72,950
Realized investment gains (losses)	     26,478	    6,018	    8,951   	(3,032)
Premium income	                         16,422	   13,067	    5,278	    3,938
Separate account fees and charges	      50,206	   26,643	   15,826	    9,816
Other income                            	7,765	    7,442	    1,805	    2,399
                                      	-------	 	-------  	-------	  -------
  Total revenue	                       306,781	  274,419	   98,752   	86,071
                                     		-------	 	-------  	-------	  -------

BENEFITS AND EXPENSES
Interest credited to policyholders	    134,147	  151,437	   43,978   	49,551
Claims and other policyholder
  benefits	                             35,973	   21,030	   10,273	    8,414
Taxes, licenses and fees	               10,956    	3,754	    1,198	      690
Commissions	                            29,131   	22,133	   11,082    	7,699
Operating expenses	                     32,781	   25,969	   10,528   	10,014
Deferral of insurance acquisition
  costs	                               (34,760) 	(23,999) 	(13,160)  	(8,209)
Amortization of insurance
  acquisition costs	                     5,135    	2,435	    3,491	      738
Amortization of value of business
  acquired	                             17,907   	18,555    	6,359	    6,743
Amortization of goodwill	                9,558    	7,648    	3,188	    2,549
                                      	-------	  -------	  -------	  -------

  Total benefits and expenses	         240,828   228,962   	76,937   	78,189

                                      	-------	  -------	  -------	  -------

Income before income tax expense	       65,953	   45,457	   21,815	    7,882


Income tax expense (benefit)
  Current	                              40,942	   21,223	    8,263	    5,195
  Deferred	                            (13,093)  	(3,044)     	565	   (1,417)
                                      	-------	  -------	  -------  	-------
  Total income tax expense	             27,849   	18,179    	8,828    	3,778
                                      	-------  	-------	  -------  	-------

Net income	                          $  38,104 	$ 27,278 	$ 12,987	  $ 4,104
                                      	=======  	=======	  =======	  =======


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

                                    	 Nine Months Ended	  Three Months Ended
                                      	 September 30        	September 30
                                    	-------------------  -------------------
                                      	1998      	1997	     1998	      1997
                                     	-----      	-----	   -----	      -----
Net income	                         $ 38,104  	$ 27,278	 $ 12,987	   $ 4,104
Other comprehensive income,
 before tax:
  Unrealized holding gains
   (losses) on investments
   arising during period:
    	Unrealized holding gains
      on investments                 	64,374	    41,602   	53,852	    47,780
    	Adjustment to value of
      business acquired	             (14,165)  	(22,204)  	(8,678)   	(7,602)
  	  Adjustment to deferred
      insurance acquisition costs	    (4,656)	   (1,484)  	(2,801)	     (427)
                           								  -------    -------   -------	    ------

      Total unrealized holding
       gains on investments
       arising during period	         45,553	    17,914	   42,373    	39,751
                        											  -------    -------   -------  	 -------
Less reclassification adjustments
 for gains (losses) included in net
 income on the preceding page:
  Adjustment for gains (losses)
   included in realized	investment
   gains                              (1,800)   	 6,037	      621	     7,015
    Adjustment for amortization of
     premium on fixed maturities
     included in net investment
     income	                          12,882    	13,560    	4,031     	4,563
    Adjustment for gains (losses)
     included in amortization of
     value of business acquired	       4,379	     1,446	    1,046    	(1,008)
    Adjustment for gains (losses)
     included in amortization of
     insurance acquisition costs	        900	       203       	40	      (209)
      Total reclassification
       adjustments for gains         -------    -------   -------	   -------
       included in net income        	16,361	    21,246	    5,738	    10,361
                                     -------    -------   -------	   -------

Other comprehensive income, before
 related income tax expense
 (benefit)                           	61,914    	39,160   	48,111    	50,112

Related income tax expense (benefit) 	21,670	    (7,714)  	16,839	    (3,237)
											                          -------    -------   -------  	 -------

Other comprehensive income, net
 of tax	                              40,244	    46,874	   31,272    	53,349
				  							                        -------    -------   -------     ------

Comprehensive income               	$ 78,348  	$ 74,152  $ 44,259	  $ 57,453
                                			  =======    =======   =======	   =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Stockholder's Equity
(in thousands)

                                                September 30     December 31
                                                 	 	1998	            1997
                                                	 	-------	         -------
                                               		(unaudited)
Capital stock, beginning and end of period	        $ 2,500	         $ 2,500
                                    													 --------    	    --------

Additional paid-in capital, beginning of period		  806,538	         761,538
Capital contributions from Parent	                       -	          45,000
                                        									 --------	        --------
			        End of period	                         	806,538	         806,538
                                       										 --------	        --------

Accumulated other comprehensive income,
  beginning of period	                              12,637	         (47,498)
Other comprehensive income, net of tax	             40,244          	60,135
                                    													 --------    	    --------
		         End of period	                           52,881	          12,637
												                                      --------	        --------

Retained earnings, beginning of period	             43,888	          34,421
Net income	                                         38,104          	38,717
Dividend to parent	                                      -	         (29,250)
												                                      --------	        --------
         		End of period	                           81,992	          43,888
                                       										 --------	        --------

 	Total stockholder's equity                     	$943,911	        $865,563
									                                        	========	        ========


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                      Nine Months Ended
                                                     			September 30
                                                    		-----------------

	                                                      1998       1997
                                                     	------    	------
Cash flows from operating activities
  Net income	                                       $ 38,104  	$ 27,278
  Reconcilement of net income to net cash provided:
    Realized investment gains	                       (26,478)   	(6,018)
    Interest credited and other charges	             131,438	   153,726
    Amortization of value of business acquired	       17,907	    18,555
    Amortization of goodwill                          	9,558     	7,648
    Deferred insurance acquisition costs	            (29,625)	  (21,564)
    Amortization of discount and premium on
     investments	                                     12,883	    13,561
    Deferred income taxes	                           (13,094)	   (3,044)
    Net change in current Federal income taxes	      (89,674)	   (2,515)
    Benefits and premium taxes due related to
     separate account bank-owned life insurance      	59,207	         -
    Other, net	                                       (9,054)	   19,601
                                                    	-------	 	--------
    Net cash flow provided by operating activities	  101,172	   207,228
                                                    	------- 		--------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity               	373,576	   155,760
    Fixed maturities sold prior to maturity	         688,702   	462,556
    Equity securities                                   	571     	2,362
    Mortgage loans, policy loans and other
     invested assets	                                106,515	   227,385
  Cost of investments purchased or loans
   originated:
    Fixed maturities	                               (998,849) 	(468,660)
    Equity securities	                               (74,171)   	(1,446)
    Mortgage loans, policy loans and other
     invested assets	                                (39,987) 	(173,109)
    Short-term investments, net 	                    210,600    	49,244
    Net change in receivable and payable for
     securities	transactions	                          6,790    	19,596
    Net change in other assets	                            -	       148
                                                   	--------	  --------
      Net cash provided by investing
       activities	                                   273,747   	273,836
                                                   	--------  	--------
Cash flows from financing activities
  Policyholder account balances:
    Deposits	                                        123,413   	106,565
    Withdrawals	                                    (507,283) 	(537,049)
  Dividends to parent	                                     -	   (29,250)
  Other	                                              15,846   	(14,517)
                                                   	--------  	--------
    Net cash used in financing activities	          (368,024) 	(474,251)
                                                    --------  	--------
Net increase in cash	                                  6,895     	6,813
Cash at the beginning of period	                      23,868     	2,776
                                                   	--------  	--------
Cash at the end of the period	                      $ 30,763  	$  9,589
                                                   	========  	========

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

    On January 4, 1996, an investor group comprised of Zurich Insurance Company ("Zurich"), and Insurance Partners, L.P. ("Insurance Partners") acquired all of the issued and outstanding common stock of Kemper. As a result of the change in control, Zurich and Insurance Partners owned 80 percent and 20 percent, respectively, of Kemper and therefore KILICO. On February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper and KILICO became wholly-owned subsidiaries of Zurich.

    Effective September 7, 1998, the businesses of Zurich merged with the financial services business of B.A.T. Industries forming Zurich Financial Services ("ZFS"). ZFS is owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively. Zurich Allied AG representing the financial interest of the former Zurich Group, is listed on the Swiss Market Index, replacing Zurich. Allied Zurich p.l.c., representing the financial interest of B.A.T. Industries, is included in the FTSE-100 Share Index in London. As a result of this transaction, Kemper and KILICO are also owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively.

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

(in thousands)

 					                                                             Projected
Year ended      	Beginning	                      	 Accretion of     	ending
December 31   	   balance	      Amortization	       interest       	balance
-----------    	----------	     ------------       ------------  	----------
1998	           $  143,744	        $(29,152)	        $  8,584	     $ 123,176
1999	              123,176      	   (22,911)        	   7,694    	   107,959
2000           	   107,959	         (20,946)	           6,730	        93,743
2001	               93,743      	   (18,588)	           5,851      	  81,006
2002               	81,006      	   (17,338)           	5,033     	   68,701
2003               	68,701	         (15,471)           	4,261	        57,491


    The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in KILICO's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. As of September 30, 1998, the accumulated affects of this adjustment increased the value of business acquired and accumulated other comprehensive income by approximately $15.0 million and $9.8 million, respectively.

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

4.	 During December 1997, KILICO entered into a funds held reinsurance agreement with a Zurich affiliated company, EPICENTRE Reinsurance (Bermuda) Limited ("EPICENTRE"). Under the terms of this agreement, KILICO ceded, on a yearly renewable term basis, ninety percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to a non-registered variable bank-owned life insurance contract ("BOLI"), which is held in KILICO's separate accounts. During the first nine months of 1998, KILICO ceded to EPICENTRE approximately $116.5 million of separate account fees (cost of insurance charges) paid to KILICO by these policyholders for the life insurance coverage provided under the terms of each separate account contract.
    KILICO has also withheld approximately $120.8 million of such funds due to EPICENTRE under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheet as of September 30, 1998. KILICO remains primarily liable to its policyholders for these amounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

KILICO recorded net income of $38.1 million in the first nine months of 1998, compared with net income of $27.3 million in the first nine months of 1997. The increase in net income in the first nine months of 1998, compared with the first nine months of 1997, was primarily related to an increase in realized capital gains, partially offset by a slight decrease in operating earnings before amortization of goodwill and an increase in goodwill amortization.

The following table reflects the components of net income:

Net income:
(in millions)

                                                      	Nine months ended
                                               										September 30
                                                      ------------------
                                                      	1998         1997
                                                       ----    	    ----
Operating earnings before amortization of goodwill  	$ 30.5 	     $ 31.0
Amortization of goodwill	                              (9.6)       	(7.6)
Net realized capital gains                	            17.2   	      3.9
                                                       ----         ----
 	Net income                                        	$ 38.1      	$ 27.3
                                                      =====        =====

The following table reflects the major components of net realized capital gains (losses) included in net income. (See "INVESTMENTS" below.)

Net realized capital gains (losses)
(in millions)

                                		Nine months ended	    Three months ended
                                   	September 30          	September 30
                                 	-----------------   	-------------------

                                   1998        1997     1998         1997
                                   ----        ----     ----         ----
Real estate-related gains       	$ 18.7	      $ 8.9	  $  8.2      	$  (.4)
Fixed maturity write-downs	        (1.1)      	(1.2)   	(1.1)        	(.2)
Other gains, net	                   8.9	       (1.7)    	1.9        	(2.4)
                                   ----        ----    	----        	----
Realized investment gains	         26.5        	6.0     	9.0        	(3.0)
Income tax expense                 	9.3	        2.1     	3.2       	 (1.0)
                                   ----        ----    	----	        ----
Net realized capital gains 	     $ 17.2	      $ 3.9	   $ 5.8	      $ (2.0)
	                                 =====	      =====	    ====      	  ====

The real estate-related gains in both 1998 and 1997 continue to reflect KILICO's strategy to reduce its exposure to real estate-related investments, as well as improving real estate market conditions in most areas of the country. Fixed maturity write-downs in 1998 and 1997 primarily reflect other-than-temporary declines in value of certain U.S. dollar denominated fixed maturity investments which have significant exposure to countries in Southeast Asia. Other realized investment gains and losses for 1998 and 1997 relate primarily to the sale of fixed maturity investments.

Operating earnings before amortization of goodwill decreased to $30.5 million in the first nine months of 1998, compared with $31.0 million in the first nine months of 1997. This decrease was primarily attributable to increases in claims and nondeferrable operating expenses, partially offset by increases in fees and other income and spread revenue (investment income earned, less interest credited incurred).

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

Sales
(in millions)

                                   	Nine Months Ended	   Three Months Ended
                                     	 September 30	         September 30
                                  	------------------	   ------------------
                                    	1998     	1997      		1998	     1997
                                   	------	   ------	     ------	   ------
Annuities:
  General account	                $  122.5	 $  106.6	    $  50.6  	$  39.4
  Separate account	                  229.1    	197.2      	100.8	     64.1
                                    	-----	    -----      	-----    	-----
    Total annuities	                 351.6    	303.8      	151.4	   	103.5
                                    	-----	    -----      	-----	    -----
Life insurance:
 	Separate account bank-owned
   life insurance	                   432.7	     80.0	       10.0	        -
 	Separate account variable
   universal life insurance	          15.2      	4.3	        8.4      	3.7
 	Term life                          	16.4	     13.0        	5.3      	4.0
 	Interest-sensitive life               	-	        -	        (.1)     	(.2)
                                   		-----    	-----	      -----	    -----
    Total life                      	464.3	     97.3	       23.6      	7.5
                                  	 	-----    	-----      	-----    	-----
Total sales	                       $ 815.9  	$ 401.1	    $ 175.0 	$  111.0
                                    	=====   	 =====      	=====	    =====

Sales of annuity products consist of total deposits received. Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

General account fixed annuity sales increased $15.9 million in the first nine months of 1998, compared with the first nine months of 1997, while separate account variable annuity sales increased $31.9 million in the first nine months of 1998, compared with the first nine months of 1997. Separate account annuity sales increased during the first nine months of 1998, compared with 1997, as a result of the introduction of new variable annuity products in certain markets during the third quarter of 1998, offset by the negative impact of certain tax proposals on KILICO's sales in certain markets during 1998. Fixed annuity sales increased during the first nine months of 1998, compared with 1997, primarily due to third quarter sales as certain investors opted for fixed crediting rates rather than other investment alternatives available during a period of market uncertainty.

During late 1996, KILICO introduced a registered flexible individual variable life insurance product and in mid 1997 KILICO began to introduce several non-registered variable universal life insurance contracts, a variable individual and group bank-owned life insurance contract ("BOLI") and a series of variable individual universal life insurance contracts. Sales of these separate account variable products, like variable annuities, pose minimal investment risk for KILICO as policyholders also invest in one or more underlying investment funds which invest in stocks and bonds. KILICO receives premium tax and DAC tax expense loads from certain contract holders, as well as administrative fees and cost of insurance charges which compensate KILICO for providing life insurance coverage to the contractholders in excess of their cash surrender values. The face amount of variable universal life insurance business in force, before reinsurance, amounted to $61.3 billion at September 30, 1998, compared with $59.6 billion at December 31, 1997 and $2.0 billion at September 30, 1997.

KILICO also sells low-cost term life insurance products offering initial level premiums for 5, 10, 15, 20, and 30 years in order to balance its product mix and asset-liability structure. In December 1996, KILICO assumed $14.4 billion (face amount) of term life insurance premiums from Federal Kemper Life Assurance Company ("FKLA"), a wholly-owned subsidiary of Kemper. Through the first nine months of 1998 and 1997, KILICO assumed premiums of $15.7 million and $12.5 million, respectively, and $13.4 million and $13.1 million of claims, respectively, under the terms of the reinsurance agreement with FKLA.

Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $668 thousand in the first nine months of 1998, compared with $523 thousand in the first nine months of 1997.

Separate account fees and charges consist of the following as of September 30, 1998 and 1997:

(in millions)

                                       	Nine Months Ended	 Three Months Ended
                                          	September 30	      September 30
                                       	----------------	  ------------------
                                       	 1998	     1997	    1998	      1997
                                        	-----   	-----	    -----    	-----
  	Separate account fees on non-BOLI
	   variable life and annuities	        $ 28.8	  $ 22.9    	$ 9.9    	$ 8.5
  	BOLI cost of insurance charges
    and fees	                             14.2<F1> 	1.7      	4.8	      1.3
  	BOLI premium tax expense loads	         7.2<F2> 	2.0      	1.1        	-
                                      			-----   	-----    	-----    	-----
		   Total	                             $ 50.2  	$ 26.6   	$ 15.8    	$ 9.8
                                       	====== 	 ======   	======   	======
-------------------

<F1> KILICO ceded $116.5 million of such charges to EPICENTRE during 1998.
<F2> There is a corresponding offset in taxes, licenses and fees; however,
    	no commissions were paid on BOLI.


Separate account fees on non-BOLI variable life and annuities increased during the first nine months of 1998, compared with 1997, due to an increase in the market value of separate account assets and due to new sales during 1997 and 1998.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)

                                   	Nine Months Ended   	Three Months Ended
                                      	September 30	        September 30
                                   	-----------------	    -----------------
                                    	1998      	1997	      1998      	1997
                                    -----	     -----     	-----	     -----
General account	                 $  516.0	   $ 515.4   	$ 163.8	   $ 189.4
Separate account	                   194.1	     177.9      	66.7      	67.8
                                  	------   	 ------	    ------	    ------
Total	                           $  710.1	  	$ 693.3  		$ 230.5   	$ 257.2
                                  	======    	======    	======    	======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

General account surrenders, withdrawals and death benefits increased $.6 million in the first nine months of 1998, compared with the first nine months of 1997, reflecting an increase in claims offset by a decrease in overall surrenders and withdrawals. KILICO expects that the level of surrender and withdrawal activity experienced in the first nine months of 1998 should remain at a similar level throughout 1998 given current projections for relatively stable interest rates and cautious optimism regarding the stock market.

Claims and other policyholder benefits increased $14.9 million in the first nine months of 1998, compared with 1997, primarily due to BOLI-related claims and benefits.

Taxes, licenses and fees increased $7.2 million during the first nine months of 1998, compared with 1997, primarily reflecting premium taxes on BOLI. KILICO received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first nine months of 1998.

Commissions and the deferral of insurance acquisition costs increased reflecting the overall increase in new business during 1998, compared with 1997.

Operating expenses increased $6.8 million in the first nine months of 1998, compared with first nine months of 1997, due to increases in head count in the sales and underwriting departments, an increase in data processing expenses related to ongoing projects, new product development and year 2000 compliance costs.

The difference between the cost of acquiring KILICO and the net fair value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. As previously mentioned, KILICO changed its amortization period in December of 1997, from 25 years to 20 years, in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, KILICO recorded an increase in amortization expense of $1.9 million in the first nine months of 1998, compared with 1997.

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

Invested assets and cash
(in millions)

                                  		September 30, 1998  	December 31, 1997
                                  		------------------	  -----------------
Cash and short-term investments	    $  	56	     1.3%     	$  260	    5.8%
Fixed maturities:
  Investment grade:
    NAIC <F1> Class 1 	              2,873	    66.6       	3,004   	67.1
    NAIC <F1> Class 2                 	747    	17.3	         651	   14.5
  Below investment grade:
    Performing	                         50	     1.2	          14	     .3
    Nonperforming	                       -       	-            -      	-
Joint venture mortgage loans	           71     	1.6	          73	    1.6
Third-party mortgage loans             	79     	1.8         	103	    2.3
Other real estate-related investments  	41      	.9          	44    	1.0
Policy loans                          	275	     6.4         	282    	6.3
Equity securities	                     103	     2.4          	25     	.6
Other		                                 21	      .5          	21     	.5
	                                    -----	   -----       	-----	  -----
    Total                          	$4,316   	100.0%	     $4,477  	100.0%
                                    	=====   	=====       	=====	  =====
__________________________________________________________

<F1> National Association of Insurance Commissioners ("NAIC").
	    --  Class 1 = A- and above
    	--  Class 2 = BBB- through BBB+


Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities at September 30, 1998 was $100.2 million, compared with $24.6 million at December 31, 1997. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 1998, investment-grade fixed maturities and cash and short-term investments accounted for 85.2 percent of KILICO's invested assets and cash, compared with 87.4 percent at December 31, 1997.

Approximately 28.1 percent of KILICO's investment-grade fixed maturities at September 30, 1998 were mortgage-backed securities, down from 35.1 percent at December 31, 1997, due to sales and paydowns during 1998. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 13.7 percent of KILICO's investment-grade fixed maturities at September 30, 1998 consisted of corporate asset-backed securities, compared with 10.8 percent at December 31, 1997. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums which would result in reductions of investment income related to such securities. At September 30, 1998, KILICO had unamortized premiums and discounts of $15.7 million and $4.7 million, respectively, related to mortgage-backed and asset-backed securities. Reductions to investment income related to the amortization of premiums and discounts amounted to $12.9 million during the first nine months of 1998, compared with $13.6 million in the first nine months of 1997. KILICO believes that as a result of the purchase accounting adjustments and the current interest rate environment, anticipated prepayment activity is expected to result in further reductions to future investment income for the remainder of 1998.

Real estate-related investments

The $190.3 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.3 percent of cash and invested assets at September 30, 1998, compared with $220.0 million, or 4.9 percent, at December 31, 1997.

As reflected in the "Real estate portfolio" table on the following page, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments declined to $64.4 million at September 30, 1998, compared with $75.3 million at December 31, 1997, primarily due to sales. As of September 30, 1998, KILICO expects to fund approximately $6.1 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds, which KILICO does not presently expect to fund. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Excluding the $1.1 million of real estate owned and $18.5 million of net equity investments in joint ventures, KILICO's real estate loans totaled $170.7 million at September 30, 1998, after reserves and writedowns. Of this amount, $138.3 million are on accrual status with a weighted average interest rate of approximately 9.2 percent. Of these accrual loans, 8.9 percent have terms requiring current periodic payments of their full contractual interest, 44.8 percent require only partial payments or payments to the extent of cash flow of the borrowers, and 46.3 percent defer all interest to maturity.

Real estate portfolio
(in millions)

                                         Mortgage loans
                                        ----------------
                                         Joint    Third-
                                        venture   party
                                        -------  -------
Balance at December 31, 1997            $  72.7  $ 103.0
Additions (deductions):
Fundings                                    1.3        -
Interest added to principal                 6.3      2.3
Sales/paydowns/distributions              (11.3)   (26.6)
Operating gain/(loss)                         -        -
Realized investments gains (losses)         5.7      6.1
Other transactions, net                    (3.7)    (6.1)
                                         ------   ------
Balance at September 30, 1998           $  71.0  $  78.7
                                         ======   ======

 	                               Other real estate-related investments
                               -----------------------------------------
                               Other     Real estate    Equity
                               loans<F2>    owned    	investments 	Total
                              	--------	 -----------	 ----------- 	----
Balance at December 31, 1997	   $ 21.1	     $  4.0	      $19.2   	$220.0 <F1>
Additions (deductions):
Fundings	                            - 	        .3	          -	      1.6
Interest added to principal	         -          	-           -      	8.6
Sales/paydowns/distributions      	(.1)	      (5.5)      	(5.2)   	(48.7)
Operating gain/(loss)               	-          	-         	.1       	.1
Realized investments gains
 (losses)                 	        	.3	        2.2	        4.4	     18.7
Other transactions, net           	(.3)        	.1	          -	    (10.0)
                                	-----    	  -----      	-----    	-----
Balance at September 30, 1998  	$ 21.0     	$  1.1	      $18.5	   $190.3 <F3>
	                               	=====	      =====	      =====    	=====
__________________________

<F1>	Net of $9.2 million reserve and writedowns.  Excludes $9.5 million of real estate-related accrued interest.
<F2> The other real estate loans were notes receivable evidencing financing,
    	primarily to joint ventures. These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.
<F3> Net of $8.8 million reserve and writedowns.  Excludes $7.0 million of real estate-related accrued interest.


Real estate concentrations

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

Geographic distribution as of       	Distribution by property type as of
September 30, 1998.                 	September 30, 1998.

	 California	     46.4 %	            Land	              35.1 %
 	Hawaii	         12.6              	Hotel	             35.0
 	Colorado	        8.9	              Residential	       14.1
 	Oregon	          7.8              	Retail	             3.8
 	Washington	      7.3              	Office             	2.2
 	Florida	         6.1              	Industrial	          .6
 	Texas	           4.1              	Other	              9.2
 	Michigan	        2.9                               		-----
 	Ohio            	2.7		                               100.0 %
 	Other states	    1.2                               		=====
               		-----
 	Total	         100.0 %
               		=====


Undeveloped land represented approximately 35.1 percent of KILICO's real estate portfolio at September 30, 1998. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from KILICO or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from KILICO. The values of development projects are dependent on a number of factors, including Kemper's and KILICO's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and KILICO's plans with respect to such projects may not change substantially.

Approximately half of KILICO's real estate loans are on properties or projects where KILICO, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At September 30, 1998, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $64.1 million, or
33.7 percent, of KILICO's real estate portfolio. The Nesbitt ventures consist of nine hotel properties and two office buildings. At September 30, 1998, KILICO did not have any Nesbitt-related off-balance sheet legal funding commitments outstanding.

At September 30, 1998, loans to and investment in a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $68.1 million, or 35.8 percent, of KILICO's real estate portfolio. Kemper's interest is 75 percent as of September 30, 1998. At September 30, 1998, MLP-related commitments accounted for approximately $6.1 million of KILICO's off-balance sheet legal commitments, which KILICO expects to fund.

At September 30, 1998, KILICO no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold or written down to zero. However, KILICO continues to have Prime Group-related commitments, which accounted for $25.7 million of the off-balance-sheet legal commitments at September 30, 1998. KILICO does not expect to fund any of these commitments.

The remaining significant real estate-related investment amounted to $27.9 million at September 30, 1998 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, KILICO has placed these real estate-related investments on nonaccural status. KILICO is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of the Hawaiian economy, which has lagged behind the economic expansion of most of the rest of the United States, KILICO anticipates that it could be several additional years until all of KILICO's investments in Hawaii are completely disposed of.

Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)

                                           			 September 30   	December 31
                                                			1998	          1997
                                               ------------	   -----------
Potential problem loans <F1> 	                    $   -	          $   -
Past due loans <F2> 	                                 -              	-
Nonaccrual loans <F3> (primarily Hawaiian
  properties)	                                     38.0	           47.4
Real estate owned                                  	1.1        	    4.0
                                                  -----          	-----
  Total	                                          $39.1	          $51.4
                                                 	=====	          =====
	____________________________________________________________________

<F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
<F2> Interest more than 90 days past due but not on nonaccrual status.
<F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $32.4 million and $41.8 million at September 30, 1998 and December 31, 1997, respectively.


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

Realized investment results

Reflected in net income are after-tax net realized investment gains of $17.2 million for the first nine months of 1998, compared with $3.9 million for the first nine months of 1997.

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

Interest rates

Interest rates have declined in the first nine months of 1998, contributing to an increase in unrealized fixed maturity investment gains. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have also influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees which decrease over time when annuity holders withdraw funds prior to maturity on certain annuity products. However, approximately 48 percent of KILICO's fixed and variable annuity liabilities as of September 30, 1998 were no longer subject to significant surrender fees.


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

The decrease in the net cash flow provided by operating activities between the first nine months of 1998, compared with the first nine months of 1997, primarily relates to an increase in Federal income tax payments related to BOLI sales in 1997. KILICO received a corresponding expense load on these sales in the fourth quarter of 1997. The increase in the Federal tax payments for the nine months ended September 30, 1998 is somewhat offset by BOLI expense loads received on 1998 BOLI sales.

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

Many companies must undertake major projects to address the year 2000 issue and each company's costs and uncertainties will depend on a number of factors, including its software and hardware, and the nature of the industry. Companies must also coordinate with other entities with which they electronically interact, including suppliers, customers, creditors and other financial services institutions.

If a company does not successfully address its year 2000 issues, it could face material adverse consequences in the form of lawsuits against the company, lost business, erroneous results and substantial operating problems after January 1, 2000.

KILICO has taken substantial steps over the last several years to ensure that its systems will be compliant for the year 2000. Such steps have included the replacement of older systems with new systems which are already compliant. In 1996, KILICO replaced its investment accounting system and in 1997 KILICO replaced its general ledger and accounts payable system. KILICO has also ensured that new systems developed to support new product introductions in 1996 and 1997 are already year 2000 compliant. Data processing expenses related solely to bringing KILICO's systems in compliance with the year 2000 amounted to $88 thousand in 1997 and approximately $730 thousand through October 31, 1998. KILICO anticipates it will cost an additional $750 thousand to bring all remaining systems into compliance with $250 thousand expected to be incurred in the fourth quarter of 1998.

KILICO's policy administration systems have been completely renovated to be Year 2000 compliant and are currently running in a test environment. It is anticipated that 50 percent of KILICO's ancillary systems confirmed to be Year 2000 compliant will be in production at December 31, 1998 and that all of KILICO's systems will be in production at April 30, 1999 or sooner. Testing procedures have confirmed the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities, and interfaces in an operational environment. KILICO's testing and verification for year 2000 compliance has encompassed mainframe computing systems, mainframe hardware and systems software, PC/LAN computing systems, PC/LAN hardware and systems software, end-user computing systems, interfaces to and from third parties and other miscellaneous electronic non-information systems.

KILICO has also undertaken steps which require that all entities with which KILICO electronically interacts, including suppliers and other financial services institutions, attest in writing to KILICO that their systems are year 2000 compliant.

If KILICO does not successfully address its year 2000 issues it could face material adverse consequences in the form of lawsuits, lost business, erroneous results and substantial operating problems after January 1, 2000. Although KILICO fully expects to be year 2000 compliant by the close of 1999, KILICO is currently developing contingency plans to handle the most reasonably likely worst case scenarios.

Forward-Looking Statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the Securities and Exchange Commission, press releases, presentations by KILICO or its management or oral statements) relative to markets for KILICO's products and trends in KILICO's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to sell its products, the market value of KILICO's investments and the lapse rate and profitability of KILICO's contracts; (ii) KILICO's ability to achieve anticipated levels of operational efficiencies through certain cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, and other factors which may affect the profitability of KILICO's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of KILICO's products; (vi) increasing competition which could affect the sale of KILICO's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulations of the sale and underwriting and pricing of insurance products; and (viii) the risk factors or uncertainties listed from time to time in KILICO's other filings with the Securities and Exchange Commission.

PART II.	    OTHER INFORMATION

ITEM 6.  	Exhibits and Reports on Form 8-K.

             (a)	EXHIBIT INDEX.

                 Exhibit No.
                 -----------
                 27 Financial Data Schedule

             (b)	REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed during the nine
              			months ended September 30, 1998.

                  Kemper Investors Life Insurance Company
                                FORM 10-Q
               For the fiscal period ended September 30, 1998
                --------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Kemper Investors Life Insurance Company
                              (Registrant)


    Date:	    November 12, 1998    By: /s/JOHN B. SCOTT
                                   ----------------------------------
                                    	John B. Scott
                                     President, Chief Executive Officer and
                                     Director

    Date:	    November 12, 1998    By: /S/FREDERICK L. BLACKMON
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

[MULTIPLIER] 	1,000

[PERIOD-TYPE] 	9-MOS.
[FISCAL-YEAR-END]                                        		DEC-31-1998
[PERIOD-START]		                                           JAN-01-1998
[PERIOD-END]		                                            SEPT-30-1998
[DEBT-HELD-FOR-SALE]	                                        3,670,429
[DEBT-CARRYING-VALUE]                                       	3,670,429
[DEBT-MARKET-VALUE]		                                        3,670,429
[EQUITIES]		                                                   102,533
<MORTGAGES>		                                                  149,760
[REAL-ESTATE]		                                                 40,586
[TOTAL-INVEST]	                                             	4,284,838
[CASH]		                                                        30,763
[RECOVER-REINSURE]		                                           352,836
[DEFERRED-ACQUISITION]                                         	85,328
[TOTAL-ASSETS]		                                            10,928,915
[POLICY-LOSSES]		                                            3,604,928
[UNEARNED-PREMIUMS]		                                                0
[POLICY-OTHER]		                                                     0
[POLICY-HOLDER-FUNDS]	                                         277,098
[NOTES-PAYABLE]		                                                    0
[COMMON]		                                                       2,500
[PREFERRED-MANDATORY]                                               	0
[PREFERRED]		                                                        0
<OTHER-S[PREFERRED-MANDATORY]	                                       0
[PREFERRED]		                                                        0
[OTHER-SE]		                                                   941,411
<TOTAL-LIA[PREFERRED]		                                              0
[OTHER-SE]		                                                   941,411
[TOTAL-LIABILITY-AND-EQUITY]   	                            10,928,915
[PREMIUMS]                                                     	16,422
[INVESTMENT-INCOME]                                          		205,910
[INVESTMENT-GAINS]	                                            	26,478
[OTHER-INCOME]                                                 	57,971
[BENEFITS]                                                   		170,120
[UNDERWRITING-AMORTIZATION]                                     	5,135
[UNDERWRITING-OTHER]                                                	0
[INCOME-PRETAX]                                               		65,953
[INCOME-TAX]		                                                  27,849
[INCOME-CONTINUING]		                                           38,104
<DISCOUNTED>		                                                       0
[EXTRAORDINARY]	                                                    	0
[CHANGES]		                                                          0
[NET-INCOME]		                                                  38,104
[EPS-PRIMARY]		                                                      0
[EPS-DILUTED]		                                                      0
[RESERVE-OPEN]		                                                     0
[PROVISION-CURRENT]		                                                0
[PROVISION-PRIOR]		                                                  0
[PAYMENTS-CURRENT]		                                                 0
[PAYMENTS-PRIOR]		                                                   0
[RESERVE-CLOSE]		                                                    0
[CUMULATIVE-DEFICIENCY]	                                             0