Form 10-K
period 1998-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1999-03-29
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1998.

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

As of March 1, 1999, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

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

CORPORATE CONTROL EVENTS

Effective January 4, 1996, Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") owned 80 percent and 20 percent, respectively, of Kemper and therefore KILICO. On February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper and KILICO became wholly-owned subsidiaries of Zurich.

Effective September 7, 1998, the businesses of Zurich merged with the financial services business of B.A.T. Industries forming Zurich Financial Services ("ZFS"). ZFS is owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively. Zurich Allied AG, representing the financial interest of the former Zurich Group, is listed on the Swiss Market Index, replacing Zurich. Allied Zurich p.l.c., representing the financial interest of B.A.T. Industries, is included in the FTSE-100 Share Index in London.

The acquisition of KILICO on January 4, 1996, was accounted for using the purchase method of accounting. KILICO's consolidated financial statements prior to January 4, 1996, were prepared on a historical cost basis and have been labeled as "preacquisition" where appropriate in this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

KILICO originally began to amortize goodwill resulting from the acquisition on a straight-line basis over twenty-five years. However, in the fourth quarter of 1997, KILICO changed its amortization period to twenty years. The change in amortization periods was made to conform to Zurich's accounting practices and policies. The change resulted in an increase in goodwill amortization of $5.1 million in 1997.

STRATEGIC INITIATIVES

KILICO's management, operations and strategic directions are integrated with those of another Kemper subsidiary, Federal Kemper Life Assurance Company ("FKLA"). The integration streamlined management, controlled costs, improved profitability, increased operating efficiencies and productivity, and helped to expand both companies' distribution capabilities. Headquartered in Long Grove, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products through brokerage general agents and other independent distributors.

Over the last several years, KILICO increased the competitiveness of its variable annuity products by adding multiple variable subaccount investment options and investment managers to existing variable annuity products. In 1996, KILICO introduced a registered flexible individual variable life insurance product. In 1997, KILICO introduced a non-registered individual and group variable bank-owned life insurance contract ("BOLI") and a series of individual variable life insurance contracts. In 1998, KILICO introduced a new registered individual variable annuity product with 29 variable subaccount investment options and various investment managers.

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

Over the last several years, in part reflecting the current interest rate environment, KILICO has increased its emphasis on marketing its existing and new separate account products. Unlike the fixed-rate annuity business where KILICO manages spread revenue, such variable products pose minimal investment risk for KILICO, as policyholders direct their premium to one or more subaccounts that invest in underlying investment funds. KILICO, in turn, receives administrative fee revenue on such variable products which compensates KILICO for providing death benefits potentially in excess of cash surrender values. In addition, on variable life insurance contracts, cost of insurance charges compensate KILICO for providing death benefit coverage substantially in excess of surrender values.

As a result of this strategy, KILICO's separate account assets and related sales of its variable annuity and life products have increased as follows (in millions):

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Separate account assets.....................................  $7,099.2   $5,122.0   $2,127.2
                                                              ========   ========   ========

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Variable annuity sales......................................  $  300.4   $  259.8   $  254.6
Variable life sales.........................................   1,523.0    2,708.6         .2
                                                              --------   --------   --------
  Total separate account sales..............................  $1,823.4   $2,968.4   $  254.8
                                                              ========   ========   ========

In 1996, KILICO added several new subaccounts and new investment managers as investment portfolio choices for certain purchasers of the Kemper Advantage III variable annuity product. During mid-1998, KILICO introduced DESTINATIONS, a registered individual variable annuity product. DESTINATIONS offers 29 variable subaccount investment options with various investment managers, ten guarantee period accounts and a fixed account, dollar cost averaging and a guaranteed retirement income benefit option.

During late 1996, KILICO introduced POWER V, a registered flexible premium variable life insurance product. During mid-1997, KILICO also introduced variable BOLI, a group variable life insurance contract that is primarily marketed to banks and other large corporate entities. Also in 1997, KILICO issued a series of non-registered variable individual universal life insurance contracts that are marketed primarily to high net worth individuals. Significant fluctuations in KILICO's sales of the variable life products are due mainly to the nature of the BOLI product -- high dollar volume per sale, low frequency of sales -- and the uncertainty surrounding BOLI's tax advantaged status since the release of the Clinton Administration's Fiscal Year 1998 Budget, continuing with the release of the 1999 Budget.

Investors Brokerage Services, Inc., ("IBS") a wholly-owned subsidiary of KILICO, is the principal underwriter and distributor of the variable annuity and variable life products. Another Zurich affiliate is the principal underwriter and distributor for the BOLI and high net worth products.

Current crediting rates, a conservative investment strategy and the interest rate environment have impacted KILICO's general account annuity sales over the last several years. KILICO's general account fixed annuity sales were as follows (in millions):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
General account fixed annuity sales.........................  $179.9   $145.7   $140.6
                                                              ======   ======   ======

Strong stock and bond markets during 1996 and most of 1997, which influenced potential buyers of fixed annuity products to purchase variable annuity products, caused sales of general account annuities to increase only slightly in 1997, compared with 1996. Sales of general account annuities increased in 1998, compared with 1997, as certain investors opted for fixed crediting rates rather than other investment alternatives available during a period of market uncertainty, primarily in the second half of 1998.

During 1998 and 1997, KILICO assumed $21.6 million and $21.1 million, respectively, of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, net of reinsurance ceded, amounted to $846 thousand in 1998, compared with $1.1 million in 1997 and $565 thousand in 1996.

FEDERAL INCOME TAX DEVELOPMENTS

In early 1999, the Clinton Administration's Fiscal Year 1999 Budget ("Budget") was released and contained certain proposals to change the taxation of BOLI. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final 1999 Budget approved by Congress. If the current Budget proposals are accepted, BOLI contracts may no longer be tax advantaged products and therefore less attractive to those customers who purchase them in recognition of their favorable tax attributes. Additionally, sales of these products during 1999 may also be negatively impacted until the likelihood of the current proposals being enacted into law has been determined.

YEAR 2000 COMPLIANCE

Many existing computer programs were originally designed without considering the impact of the year 2000 and currently use only two digits to identify the year in the date field. This issue affects nearly all companies and organizations and could cause computer applications and systems to fail or create erroneous results for any transaction with a date of January 1, 2000, or later.

Many companies must undertake major projects to address the year 2000 issue. Each company's costs and uncertainties will depend on a number of factors, including its software and hardware, and the nature of the industry. Companies must also coordinate with other entities with which they electronically interact, including suppliers, customers, creditors and other financial services institutions.

If a company does not successfully address its year 2000 issues, it could face material adverse consequences in the form of lawsuits against the company, lost business, erroneous results and substantial operating problems after January 1, 2000.

KILICO has taken substantial steps over the last several years to ensure that its systems will be compliant for the year 2000. Such steps have included the replacement of older systems with new systems which are already compliant. In 1996, KILICO replaced its investment accounting system, and, in 1997, KILICO replaced its general ledger and accounts payable system. KILICO has also ensured that new systems developed to support new product introductions in 1997, 1998 and beyond are already year 2000 compliant. Data processing expenses related solely to bringing KILICO's systems in compliance with the year 2000 amounted to $1.3 million in 1998. KILICO anticipates that it will cost an additional $662 thousand to bring all remaining systems into compliance.

KILICO's policy administration systems have been completely renovated to be year 2000 compliant and are currently running in a test environment. Approximately 75 percent of KILICO's ancillary systems confirmed to be Year 2000 compliant were in production at December 31, 1998. It is anticipated that all such systems will be in production at April 30, 1999 or sooner. Testing procedures have confirmed the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities, and interfaces in an operational environment. KILICO's testing and verification for year 2000 compliance has encompassed the following:

     - mainframe computing systems

     - mainframe hardware and systems software

     - PC/LAN computing systems

     - PC/LAN hardware and systems software

     - end-user computing systems

     - interfaces to and from third parties, and

     - other miscellaneous electronic non-information systems

KILICO has also taken steps requiring all other entities with which KILICO electronically interacts, including suppliers and other financial services institutions, to attest in writing to KILICO that their systems are year 2000 compliant.

If KILICO does not successfully address its year 2000 issues, it could face material adverse consequences from lawsuits, lost business, erroneous results and substantial operating problems after January 1, 2000. Although KILICO fully expects to be year 2000 compliant by the close of 1999, KILICO is currently developing contingency plans to handle the most reasonably likely worst case scenarios. These contingency plans are scheduled for completion in the third quarter of 1999.

NAIC RATIOS

The National Association of Insurance Commissioners (the "NAIC") annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. Currently, twelve IRIS ratios are calculated. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports a company's ratios to state regulators who may then contact the company if three or more ratios fall outside the NAIC's "usual ranges".

Based on statutory financial data as of December 31, 1998, KILICO had two ratios outside the usual ranges, the change in reserving ratio and the change in premium ratio. KILICO's change in reserving ratio reflected the level of interest-sensitive life surrenders and withdrawals during 1998, as well as the effects of a reinsurance agreement with FKLA. KILICO's change in premium ratio reflected the $1.2 billion decrease in BOLI premiums received during 1998, compared with 1997. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to KILICO's IRIS ratios for 1998 or earlier years.

RISK-BASED CAPITAL, ASSET ADEQUACY AND CODIFICATION

Under Illinois' asset adequacy and risk-based capital rules, state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The asset adequacy rules are designed to assure that assets supporting reserves are adequate to cover liabilities under a variety of economic scenarios. The focus of risk-based capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. KILICO has capital levels substantially exceeding any that would mandate action under the risk-based capital rules and is in compliance with applicable asset adequacy rules.

In March 1998, the NAIC approved the codification of statutory accounting principles. Codification is effective January 1, 2001; however, KILICO's domiciliary state of Illinois has yet to adopt codification. In any event, KILICO has not quantified the impact that codification will have on its statutory financial position or results of operations.

RESERVES AND REINSURANCE

The following table provides a breakdown of KILICO's reserves for future policy benefits by product type (in millions):

                                                              DECEMBER 31   DECEMBER 31
                                                                 1998          1997
                                                              -----------   -----------
General account annuities...................................    $2,864        $3,137
Interest-sensitive life insurance and other.................       688           709
Term life reserves..........................................         9            10
Ceded future policy benefits................................       345           383
                                                                ------        ------
          Total.............................................    $3,906        $4,239
                                                                ======        ======

Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions where KILICO insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with our affiliate Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"). FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA produces policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1998 and 1997, KILICO's reinsurance reserve credit from FLA related to these coinsurance transactions totaled approximately $344.8 million and $382.6 million, respectively. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses.

During December 1997, KILICO entered into a funds withheld reinsurance agreement with a Zurich affiliated company, ZC Life Reinsurance Limited ("ZC Life"), formerly EPICENTRE Reinsurance (Bermuda) Limited. Under the terms of this agreement, KILICO ceded, on a yearly renewable term basis, ninety percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to variable BOLI, which is held in KILICO's separate accounts. During 1998, KILICO modified the reinsurance agreement to increase the reinsurance from ninety percent to one hundred percent. During 1998 and 1997, KILICO issued $6.9 billion (face amount) and $59.3 billion (face amount), respectively, of new BOLI business and ceded $11.1 billion (face amount) and $51.5 billion (face amount), respectively, to ZC Life under the terms of the treaty. During 1998 and 1997, KILICO also ceded $175.5 million and $24.3 million, respectively, of separate account fees (cost of insurance charges) to ZC Life. KILICO has also withheld approximately $170.9 million and $23.4 million of the funds due to ZC Life under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheets in ITEM 8 of this Annual Report on 10-K as of December 31, 1998 and 1997, respectively.

KILICO has a large and growing funds withheld account ("FWA") supporting reserve credits on reinsurance ceded on the BOLI product. Amendments to the reinsurance contracts during 1998 changed the methodology used to determine increases to the FWA. A substantial portion of the FWA is now marked-to-market based upon the Total Return of the Governmental Bond Division of the KILICO Variable Series I Separate Account. During 1998, KILICO recorded a $2.5 million increase to the FWA related to this mark-to-market. In November 1998, to properly match revenue and expenses, KILICO placed assets supporting the FWA in a segmented portion of its General Account. This portfolio is classified as "trading" under Statement of Financial Accounting Standards No. 115 ("FAS 115"). FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. During 1998, KILICO recorded a realized capital gain of $2.8 million upon transfer of these assets from "available for sale" to the trading portfolio as required by FAS 115. In addition, KILICO recorded realized capital losses of $151 thousand related to the changes in fair value of this portfolio during 1998. The fair value of this portfolio was $101.8 million at December 31, 1998, and the amortized cost was $99.1 million. KILICO periodically purchases assets into this segmented portfolio to support changes in the FWA.

During 1996, KILICO assumed on a yearly renewable term basis approximately $14.4 billion (face amount) of term life insurance from FKLA. As a result of this transaction, KILICO also recorded reserves in 1998 and 1997 of approximately $8.5 million and $7.9 million, respectively.

COMPETITION

KILICO is in a highly competitive business. KILICO competes with a large number of other stock and mutual life insurance companies, many of which are larger financially, although none is truly dominant in the industry. KILICO, with its emphasis on annuity products, also competes for savings dollars with securities brokerage and investment advisory firms as well as other institutions that manage assets, produce financial products or market other types of investment products.

KILICO's principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents.

To address its competition, KILICO has adopted certain business strategies. These include:

     - systematic review of investment risk and its capital position

     - continued focus on existing and new variable annuity and variable life insurance products

     - distribution through diversified channels, and

     - ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology

RANKINGS AND RATINGS

According to BEST'S AGENTS GUIDE TO LIFE INSURANCE COMPANIES, 1998, as of December 31, 1997, KILICO ranked 62nd of 1,262 life insurers by admitted assets; 53rd of 1,015 by insurance in force; and 31st of 1,189 by net premiums written.

In October 1997, Zurich announced a planned merger with B.A.T. Industries plc. In connection with that merger, Zurich's and KILICO's claims-paying ability ratings were placed on ratings watch with negative implications by certain rating agencies. However, during 1998 the current ratings were affirmed by each rating agency, primarily due to the perceived long-term strategic benefit of the merger and the increased financial strength of Zurich. KILICO's current ratings and their current status are as follows:

                                                              CURRENT RATING    CURRENT STATUS
                                                              ---------------   --------------
A.M. Best Company...........................................  A (Excellent)     Affirmed
Moody's Investors Service...................................  Aa3 (Excellent)   Affirmed
Duff & Phelps Credit Rating Co..............................  AA (Very High)    Affirmed
Standard & Poor's...........................................  AA- (Excellent)   Affirmed

EMPLOYEES

At December 31, 1998, KILICO used the services of approximately 861 employees of FKLA, which are also shared with FLA and Zurich Life Insurance Company of America ("ZLICA"). On January 5, 1996, KILICO, FKLA, FLA and ZLICA began to operate under the trade name Zurich Kemper Life. On July 1, 1996, Kemper acquired 100 percent of the issued and outstanding common stock of ZLICA from Zurich.

REGULATION

KILICO is generally subject to regulation and supervision by the insurance departments of Illinois and other jurisdictions where KILICO is licensed to do business. These departments enforce laws and regulations designed to assure that insurance companies maintain adequate capital and surplus, manage investments according to prescribed character, standards and limitations and comply with a variety of operational standards. The departments also make periodic examinations of individual companies and review annual and other reports on the financial condition of each company operating within their respective jurisdictions. Regulations, which often vary from state to state, cover most aspects of the life insurance business, including market practices, policy forms and accounting and financial reporting procedures.

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

INVESTMENTS

A changing marketplace has affected the life insurance industry. To accommodate customers' increased preference for safety over higher yields, KILICO has systematically reduced its investment risk and strengthened its capital position.

KILICO's cash flow is carefully monitored and its investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For securities, portfolio management is handled by an affiliated company, Scudder Kemper Investments, Inc. ("SKI") and its subsidiaries and affiliates. KILICO's real estate-related investments are handled by a majority-owned Kemper real estate subsidiary. Investment policy is directed by KILICO's board of directors. KILICO's investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities.

FORWARD-LOOKING STATEMENTS

All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the SEC, press releases, presentations by KILICO or its management or oral statements) about markets for KILICO's products and trends in KILICO's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, among other things:

  (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to sell its products, the market value of KILICO's investments and the lapse rate and profitability of KILICO's contracts

 (ii) KILICO's ability to achieve anticipated levels of operational efficiencies through certain cost-saving initiatives

 (iii) customer response to new products, distribution channels and marketing initiatives

 (iv) mortality, morbidity, and other factors which may affect the profitability of KILICO's insurance products

 (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of KILICO's products

 (vi) increasing competition which could affect the sale of KILICO's products

 (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulations of the sale and underwriting and pricing of insurance products, and

(viii) the risk factors or uncertainties listed from time to time in KILICO's other filings with the SEC

ITEM 2. PROPERTIES

KILICO primarily shares 84,270 sq. ft. of office space leased by FKLA from Lumbermens Mutual Casualty Company, a former affiliate, ("Lumbermens"), located in Long Grove, Illinois. KILICO also shares 74,000 sq. ft. of office space leased by FKLA and ZLICA from Zurich American Insurance Company, an affiliate, located in Schaumburg, Illinois.

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

(c) KILICO declared no cash dividends on its common stock in 1996. Cash dividends of $29.3 million were declared and paid to Kemper during 1997. Cash dividends of $40.0 million and $55.0 million were declared and paid to Kemper on October 31, 1998 and December 30, 1998, respectively. No additional dividends have been declared or paid through the date of filing this Form 10-K.

RESTRICTIONS ON DIVIDENDS

Dividend distributions from KILICO to its stockholder are restricted by state insurance laws. In Illinois, where KILICO is domiciled, if such dividend, together with other distributions during the 12 preceding months would exceed the greater of (a) ten percent of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. The maximum amount of dividends which can be paid by KILICO without prior approval in 1999 is $64.9 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for KILICO for the five years ended December 31, 1998, and for the opening balance sheet as of the acquisition date, January 4, 1996. Such information should be read in conjunction with KILICO's consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                                                                               PREACQUISITION
                                                                                           ----------------------
                                                                                                DECEMBER 31
                                 DECEMBER 31    DECEMBER 31    DECEMBER 31    JANUARY 4    ----------------------
                                    1998           1997           1996         1996(2)       1995          1994
                                 -----------    -----------    -----------    ---------    --------      --------
TOTAL REVENUE................     $   419.7      $   425.5      $  356.2      $  --        $   68.1(1)   $  330.5
                                  =========      =========      ========      ========     ========      ========
NET INCOME EXCLUDING REALIZED
  INVESTMENT RESULTS.........     $    31.4      $    31.9      $   25.6      $  --        $   74.2      $   61.9
                                  =========      =========      ========      ========     ========      ========
NET INCOME (LOSS)............     $    65.1      $    38.7      $   34.4      $  --        $ (133.0)(1)  $   26.4
                                  =========      =========      ========      ========     ========      ========
FINANCIAL SUMMARY
Total separate account
  assets.....................     $ 7,099.2      $ 5,122.0      $2,127.2      $1,761.1     $1,761.1      $1,508.0
                                  =========      =========      ========      ========     ========      ========
Total assets.................     $12,239.7      $10,589.7      $7,717.9      $7,682.7     $7,581.7      $7,537.1
                                  =========      =========      ========      ========     ========      ========
Future policy benefits.......     $ 3,561.6      $ 3,856.9      $4,256.5      $4,585.1     $4,573.2      $4,843.7
                                  =========      =========      ========      ========     ========      ========
Stockholder's equity.........     $   853.9      $   865.6      $  751.0      $  745.6     $  605.9      $  434.0
                                  =========      =========      ========      ========     ========      ========

---------------
(1) Real estate-related investment losses adversely impacted total revenue and net income (loss) for 1995. These losses reflect a change in KILICO's strategy with respect to its real estate-related investments resulting from the January 4, 1996 acquisition of Kemper by the Zurich-led investor group.

(2) The consolidated information presented as of the acquisition on January 4, 1996 is accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

KILICO recorded net income of $65.1 million in 1998, compared with net income of $38.7 million in 1997 and $34.4 million in 1996. The increase in net income in 1998, compared with 1997, was due to a significant increase in net realized capital gains and a decrease in goodwill amortization, offset by a slight decline in operating earnings before amortization of goodwill.

The following table reflects the components of net income:

                      NET INCOME
                    (in millions)

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                    1998        1997        1996
                                                   ------      ------      ------
Operating earnings before amortization of
  goodwill...................................      $ 44.1      $ 47.2      $ 35.8
Amortization of goodwill.....................       (12.7)      (15.3)      (10.2)
Net realized investment gains................        33.7         6.8         8.8
                                                   ------      ------      ------
          Net income.........................      $ 65.1      $ 38.7      $ 34.4
                                                   ======      ======      ======

The following table reflects the major components of realized investment results included in net income above.

                      REALIZED INVESTMENT RESULTS, AFTER TAX
                                 (in millions)

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                    1998        1997        1996
                                                   ------      ------      ------
Real estate-related gains....................      $ 26.9      $ 12.8      $ 11.4
Fixed maturity write-downs...................        (2.0)       (2.8)        (.9)
Other gains (losses), net....................         8.8        (3.2)       (1.7)
                                                   ------      ------      ------
          Total..............................      $ 33.7      $  6.8      $  8.8
                                                   ======      ======      ======

The real estate-related gains over the last three years, reflect KILICO's adoption of Zurich's strategy for disposition of real estate-related investments. This strategy to reduce exposure to real estate-related investments, as well as improving real estate market conditions in most areas of the country, generated the increasing real estate-related gains during the last three years. Fixed maturity write-downs in 1998 and 1997 primarily reflect other-than-temporary declines in value of certain U.S. dollar denominated fixed maturity investments which have significant exposure to countries in Southeast Asia, as well as other U.S. dollar denominated securities that had other-than-temporary declines in value in 1998. Other realized investment gains and losses for 1998, 1997 and 1996 relate primarily to the sale of fixed maturity investments, as well as gains from equity securities in 1998. The losses generated in 1997 and 1996 arose primarily from the sale of fixed maturity investments, consisting of lower yielding U.S. Treasury bonds, collateralized mortgage obligations and corporate bonds, related to ongoing repositionings of KILICO's fixed maturity investment portfolio. The proceeds from the repositionings, together with cash and short-term investments, were reinvested into higher yielding corporate bonds and asset-backed securities in 1997 and 1996.

Operating earnings before the amortization of goodwill decreased to $44.1 million in 1998, compared with $47.2 million in 1997. Operating earnings decreased in 1998 before the amortization of goodwill, compared with 1997, primarily due to:

     - a decrease in separate account fees and charges

     - an increase in commissions and operating expenses

     - an increase in the amortization of insurance acquisition costs, offset by

     - a decrease in taxes, licenses and fees

     - an increase in the deferral of insurance acquisition costs, and

     - a decrease in the amortization of the value of business acquired

Operating earnings before the amortization of goodwill increased to $47.2 million in 1997, compared with $35.8 million in 1996, primarily due to:

     - an increase in spread revenue (investment income earned less interest credited)

     - an increase in separate account fees and charges

     - an increase in premium income

     - an increase in the deferral of insurance acquisition costs, offset by

     - an increase in claims incurred and other policyholder benefits

     - an increase in taxes, licenses and fees, and

     - an increase in commissions and operating expenses

Investment income and interest credited declined in 1998, compared with 1997 and 1996, as a result of a decrease in both total invested assets and liabilities for future policy benefits to policyholders. Such decreases were the result of surrender and withdrawal activity over the last three years. Investment income also decreased in 1998, compared with 1997, due to reinvestment of 1998 fixed maturity sales proceeds at lower yields than in 1997 and higher amortization of bond premium. This amortization was due to an increase in certain collateralized mortgage obligation prepayments due to the low interest rate environment in 1998.

Investment income was also reduced over the last three years reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the fair value of KILICO's fixed maturity investments as of January 4, 1996 became KILICO's new cost basis in the investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $14.4 million in 1998, compared with $15.3 million in 1997 and $22.7 million in 1996.

Investment income was also negatively impacted during 1996 by a higher level of cash and short-term investments held in the first quarter of 1996. The increase in cash and short-term investments in the first quarter of 1996 was caused in part by the cash proceeds received from bulk sales of real estate-related investments in late December 1995.

Investment income was negatively impacted by dividends paid to Kemper in 1998. Investment income was positively impacted in 1997 and 1996 from the benefits of capital contributions to KILICO and from the above-mentioned repositionings of KILICO's investment portfolio.

The following table reflects KILICO's sales.

          SALES
          (in millions)

                                                           YEAR ENDED DECEMBER 31
                                                        ----------------------------
                                                          1998       1997      1996
                                                        --------   --------   ------
Annuities:
  General account.....................................  $  179.9   $  145.7   $140.6
  Separate account....................................     300.4      259.8    254.6
                                                        --------   --------   ------
     Total annuities..................................     480.3      405.5    395.2
                                                        --------   --------   ------
Life Insurance:
  Separate account bank-owned variable
     universal life ("BOLI")..........................   1,501.0    2,700.0     --
  Separate account variable universal life............      22.0        8.6       .2
  Term life...........................................      22.4       22.2      7.8
  Interest-sensitive life.............................        .2      --          .6
                                                        --------   --------   ------
     Total life.......................................   1,545.6    2,730.8      8.6
                                                        --------   --------   ------
               Total sales............................  $2,025.9   $3,136.3   $403.8
                                                        ========   ========   ======

Sales of annuity products consist of total deposits received. General account annuity sales increased in 1998, compared with 1997, as certain investors opted for fixed crediting rates rather than other investment alternatives available during a period of market uncertainty, primarily in the second half of 1998. The slight increase in 1997 general account (fixed annuity) sales, compared with 1996, reflected the low interest rate environment and the strong equity market during 1997.

The increase in separate account (variable sales) in 1998, compared with 1997 and 1996, was in part due to:

     - the addition of new separate account investment fund options

     - the addition of new investment fund managers

     - a strong overall underlying stock and bond market, and

     - a new variable annuity product introduced during 1998

Sales of variable annuities increase administrative fees earned. In addition, they pose minimal investment risk for KILICO, as policyholders direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. KILICO believes that the increase in its financial strength and performance ratings in January 1996, together with KILICO's association with Zurich, will continue to assist in KILICO's future sales efforts.

In 1997, KILICO introduced several non-registered variable universal life insurance contracts, BOLI and a series of individual universal life insurance contracts. Sales of these separate account variable products, like variable annuities, pose minimal investment risk for KILICO as policyholders also direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. KILICO receives premium tax and DAC tax expense loads from certain contract holders, as well as administrative fees and cost of insurance charges. These fees and charges compensate KILICO for providing life insurance coverage to the contractholders in excess of their cash surrender values. Face amount of new variable universal life insurance business issued amounted to $7.7 billion in 1998, compared with $59.6 billion in 1997. The decrease in face amount issued in 1998, compared to 1997 is due to a significant portion of renewal premiums in 1998 and higher funded policies issued in 1998, compared to those issued in 1997.

In early 1999, the Clinton Administration's Fiscal Year 1999 Budget ("Budget") was released and contained certain proposals to change the taxation of BOLI. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final 1999 Budget approved by Congress. If the current Budget proposals are accepted, BOLI contracts may no longer be tax advantaged products and therefore no longer attractive to those customers who purchase them because of their favorable tax attributes. Sales of these products during 1999 may be negatively impacted until the likelihood of the current proposals being enacted into law has been determined.

In 1998 and 1997, KILICO assumed $21.6 million and $21.1 million, respectively, of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $846 thousand in 1998, compared with $1.1 million in 1997 and $565 thousand in 1996. The face amounts of new term business issued during 1998, 1997 and 1996 totaled approximately $276 million, $278 million and $187 million, respectively.

Included in separate account fees and charges are administrative fees received from KILICO's separate account products of $38.3 million in 1998, compared with $31.0 million and $25.3 million in 1997 and 1996, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets.

Also included in separate account fees and charges in 1998 and 1997 are cost of insurance ("COI") charges related to variable universal life insurance, primarily BOLI, of $167.6 million and $27.6 million, respectively. Of these COI charges, $175.5 million and $24.3 million of such fees were ceded in 1998 and 1997, respectively, to a Zurich affiliated company, ZC Life Reinsurance Limited ("ZC Life"), formerly EPICENTER Reinsurance (Bermuda) Limited. In 1998, KILICO ceded in excess of 100 percent of the COI charges received due to changes to the reinsurance agreement with ZC Life. Separate account fees and charges in 1998 and 1997 also include BOLI-related premium tax expense loads of $29.1 million and $51.1 million, respectively.

Other income includes surrender charge revenue of $4.0 million in 1998, compared with $5.2 million and $5.4 million in 1997 and 1996, respectively. The decrease in surrender charge revenue in 1998, compared with 1997, primarily reflects a decrease in total general account and separate account policyholder surrenders and withdrawals. The slight decrease in surrender charge revenue in 1997, compared with 1996, reflects that 46 percent of KILICO's fixed and variable annuity liabilities, excluding BOLI, at December 31, 1997 are subject to minimal (5 percent or less) or no surrender charges, compared with 57 percent in 1996. This decrease in surrender charge revenue in 1997 was offset somewhat by an increase in total general account and separate account policyholder surrenders and withdrawals.

          POLICYHOLDER SURRENDERS, WITHDRAWALS AND DEATH BENEFITS
          (in millions)

                                                    1998           1997           1996
                                                   ------         ------         ------
General account................................    $645.5         $703.1         $652.0
Separate account...............................     260.9          236.2          196.7
                                                   ------         ------         ------
     Total.....................................    $906.4         $939.3         $848.7
                                                   ======         ======         ======

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income. The current interest rate environment during 1997 and 1998, has mitigated at present, competitive pressures to increase existing renewal crediting rates.

General account surrenders, withdrawals and death benefits decreased $57.6 million in 1998, compared with 1997. This decrease primarily reflects a decrease in surrenders and withdrawals due to uncertainty with alternative investment options because of market instability during the second half of 1998.

Taxes, licenses and fees decreased $22.3 million in 1998 to $30.3 million, reflecting the decrease in premium taxes on BOLI. Excluding the taxes due on BOLI, for which KILICO received a corresponding expense load in separate account fees and other charges, taxes, licenses and fees amounted to $1.5 million, compared with $1.5 million in 1997 and $2.2 million in 1996.

Commission expense was higher in 1998, compared with both 1997 and 1996, due to an increase in total sales, excluding BOLI.

Operating expenses increased in 1998 and 1997, compared with 1996, as a result of:

     - restaffing after the completion of the acquisition and for new business initiatives

     - an increase in various outside consulting fees

     - an increase in printing and stationary expenses for sales materials, and

     - an increase in data processing expenses

Data processing expenses increased to $12.9 million in 1998, compared with $10.8 million in 1997 and $4.1 million in 1996, primarily due to:

     - infrastructure improvements related to new product development

     - new systems implemented and put into production

     - system conversion projects

     - development of a data warehouse, and

     - costs related to bringing KILICO's systems in compliance with the year
       2000

Data processing expenses related to bringing KILICO's systems in compliance with the year 2000 amounted to $1.3 million in 1998. KILICO currently anticipates that it will cost an additional $662 thousand to bring all remaining systems in compliance.

Operating earnings were positively impacted by the deferral of insurance acquisition costs in 1998, compared with 1997 and 1996. The deferral of insurance acquisition costs increased in 1998, compared with both 1997 and 1996. This reflects an increase in commissions expense and operating expenses related directly to the increase in production of new business.

Operating earnings were negatively impacted by the amortization of insurance acquisition costs in 1998 and 1997, compared with 1996, with the most dramatic increase occurring in 1998. The increase in amortization of insurance acquisition costs in 1998, compared with 1997, was primarily due to the increase in production of new business in 1998, as well as increased profits in 1998. These increases tend to accelerate amortization. Deferred insurance acquisition costs, and their related amortization, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired. The value of business acquired reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the value of business acquired is calculated assuming an interest rate equal to the liability or contract rate on the value of the business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

The amortization of the value of business acquired decreased in 1998, compared with 1997, as a result of:

     - a significant increase in separate account assets, which increases estimated future gross profits and shifts amortization to later years

     - a decreasing block of business previously acquired, resulting in less amortization as gross profits on this business decrease, offset by

     - a significant increase in realized capital gains which tend to accelerate the amortization of the value of business acquired as the gains tend to decrease KILICO's projected future estimated gross profits

The difference between the cost of acquiring KILICO and the net fair value of KILICO's assets and liabilities as of January 4, 1996 was recorded as goodwill. During 1996, KILICO began to amortize goodwill on a straight-line basis over twenty-five years. In December of 1997, KILICO changed its amortization period to twenty years in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, KILICO recorded an increase in amortization expense of $5.1 million during 1997.

INVESTMENTS

KILICO's principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. KILICO makes shifts in its investment portfolio depending on, among other factors:

     - its evaluation of risk and return in various markets

     - consistency with KILICO's business strategy and investment guidelines approved by the board of directors

     - the interest rate environment

     - liability durations, and

     - changes in market and business conditions

INVESTED ASSETS AND CASH
(in millions)

                                                                DECEMBER 31          DECEMBER 31
                                                                   1998                 1997
                                                              ---------------      ---------------
Cash and short-term investments.............................  $   72      1.7%     $  260      5.8%
Fixed maturities:
  Investment-grade:
     NAIC(1) Class 1........................................   2,663     63.7       3,004     67.1
     NAIC(1) Class 2........................................     724     17.3         651     14.5
  Below investment grade:
     Performing.............................................      96      2.3          14       .3
     Nonperforming..........................................    --       --          --       --
Trading account securities..................................     102      2.4        --       --
Joint venture mortgage loans................................      66      1.6          73      1.6
Third-party mortgage loans..................................      76      1.8         103      2.3
Other real estate-related investments.......................      22       .5          44      1.0
Policy loans................................................     271      6.5         282      6.3
Equity securities...........................................      67      1.6          25       .6
Other.......................................................      24       .6          21       .5
                                                              ------    -----      ------    -----
          Total(2)..........................................  $4,183    100.0%     $4,477    100.0%
                                                              ======    =====      ======    =====

---------------

(1) National Association of Insurance Commissioners ("NAIC").
   -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+
(2) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.

FIXED MATURITIES

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized appreciation (depreciation) on fixed maturities at December 31, 1998 and 1997 was $61.3 million and $24.6 million, respectively. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At December 31, 1998, investment-grade fixed maturities and cash and short-term investments accounted for 82.7 percent of KILICO's invested assets and cash, compared with 87.4 percent at December 31, 1997. Approximately 53.4 percent of KILICO's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1998, compared with 54.0 percent at December 31, 1997.

Approximately 28.0 percent of KILICO's investment-grade fixed maturities at December 31, 1998 were mortgage-backed securities, down from 35.1 percent at December 31, 1997, due to sales and paydowns during 1998. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

As a result of the previously discussed repositionings of KILICO's fixed maturity portfolio, approximately 15.4 percent and 10.8 percent of KILICO's investment-grade fixed maturities at December 31, 1998 and 1997, respectively, consisted of corporate asset-backed securities. The majority of KILICO's investments in asset-backed securities were backed by home equity loans (21.9%), auto loans (8.2%), manufactured housing loans (14.8%), equipment loans (5.2%), and commercial mortgage backed securities ("CMBs") (22.1%).

Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of KILICO's mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums. Accelerated amortization would result in reductions of investment income related to such securities.

At December 31, 1998 and 1997 KILICO had unamortized premiums and discounts related to mortgage-backed and asset-backed securities as follows (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Unamortized premiums........................................  $15.8   $19.6
                                                              =====   =====
Unamortized discounts.......................................  $ 4.6   $ 5.2
                                                              =====   =====

Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method. This method considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of these securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income.

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

                          CARRYING                                                                          FAIR VALUE
                          VALUE AT                     EXPECTED MATURITY DATE                                   AT
                        DECEMBER 31,   ------------------------------------------------------              DECEMBER 31,
     (IN MILLIONS)          1998        1999     2000     2001    2002     2003    THEREAFTER    TOTAL         1998
     -------------      ------------    ----     ----     ----    ----     ----    ----------    -----     ------------
Fixed Maturities:
  Mortgage-backed
     bonds.............   $  946.7     $137.2   $ 85.7   $ 48.3   $47.7   $149.6     $478.2     $  946.7     $  946.7
     Average yield.....       6.45%      6.46%    6.42%    6.43%   6.42%    6.42%      6.42%        6.45%        6.45%
  Asset-backed bonds...   $  407.4     $ 17.9   $ 36.1   $ 49.8   $36.1   $ 31.9     $235.6     $  407.4     $  407.4
     Average yield.....       6.67%      6.73%    6.75%    6.82%   6.90%    6.90%      6.95%        6.67%        6.67%
  CMBs.................   $  115.5     $  1.3   $  1.2   $  1.4   $ 1.5   $ 12.3     $ 97.8     $  115.5     $  115.5
     Average yield.....       6.25%      6.28%    6.28%    6.28%   6.28%    6.28%      6.28%        6.25%        6.25%
                          --------                                                              --------     --------
                          $1,469.6                                                              $1,469.6     $1,469.6
                          ========                                                              ========     ========

                           CARRYING                                                                         FAIR VALUE
                           VALUE AT                    EXPECTED MATURITY DATE                                   AT
                         DECEMBER 31,   -----------------------------------------------------              DECEMBER 31,
     (IN MILLIONS)           1997        1998     1999     2000    2001    2002    THEREAFTER    TOTAL         1997
     -------------       ------------    ----     ----     ----    ----    ----    ----------    -----     ------------
Fixed Maturities:
  Mortgage-backed
     bonds..............   $1,283.6     $219.1   $232.5   $145.1   $92.2   $64.5     $530.2     $1,283.6     $1,283.6
     Average yield......       6.58%      6.60%    6.61%    6.64%   6.64%   6.63%      6.67%        6.58%        6.58%
  Asset-backed bonds....   $  353.0     $ 18.9   $ 16.9   $ 30.8   $35.5   $47.2     $203.7     $  353.0     $  353.0
     Average yield......       6.81%      6.85%    7.04%    7.05%   7.15%   7.13%      7.20%        6.81%        6.81%
  CMBs..................   $   42.2     $  0.3   $  0.4   $  0.4   $ 0.4   $ 8.0     $ 32.7     $   42.2     $   42.2
     Average yield......       6.64%      6.64%    6.64%    6.64%   6.64%   6.63%      6.63%        6.64%        6.64%
                           --------                                                             --------     --------
                           $1,678.8                                                             $1,678.8     $1,678.8
                           ========                                                             ========     ========

The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1998, is 4.0 years. A 200 basis point increase in interest rates would extend the weighted average maturity by approximately .65 of a year, while a 200 basis point decrease in interest rates would decrease the weighted average maturity by approximately 1.45 years.

The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1997, was 3.8 years. A 200 basis point increase in interest rates would have extended the weighted average maturity by approximately 1.0 year, while a 200 basis point decrease in interest rates would have decreased the weighted average maturity by approximately 1.3 years.

As of December 31, 1998, KILICO had $29.9 million of U.S. dollar denominated fixed maturity investments, after write-downs for other-than-temporary declines in value, which have significant exposure to countries in Southeast Asia. Approximately $3.5 million of these securities were from Korea, $17.6 million were from Hong Kong, China, $2.9 million were from South Korea and the remainder were from a United Kingdom bank with most of its loans issued to countries in Southeast Asia. Write-downs on these securities, which were considered to be other-than-temporary, as of December 31, 1998 and 1997 amounted to $1.1 million and $3.1 million, respectively. There can be no assurance that the current estimate for other-than-temporary declines in value for such securities will prove accurate over time due to changing economic conditions in Southeast Asia.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 40 issuers at December 31, 1998, totaled 2.3 percent of cash and invested assets at December 31, 1998 and .3 percent at December 31, 1997. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. KILICO's strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

REAL ESTATE-RELATED INVESTMENTS

The $164.4 million real estate-related portfolio held by KILICO, consists of joint venture and third-party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 3.9 percent of cash and invested assets at December 31, 1998, compared with $220.0 million, or 4.9 percent, at December 31, 1997. The decrease in real estate-related investments during 1998 was primarily due to asset sales and a net increase of $16.1 million in real estate-related reserves during 1998.

As reflected in the "Real estate portfolio" table below, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $64.4 million at December 31, 1998. This amount represented a net decrease of $10.9 million since December 31, 1997, primarily due to sales in 1998. As of December 31, 1998, KILICO expects to fund approximately $.2 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds. KILICO does not currently expect to fund these commitments. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Excluding the $1.2 million of net equity investments in joint ventures, KILICO's real estate loans totaled $163.2 million at December 31, 1998, after reserves and write-downs. Of this amount, $131.3 million are on accrual status with a weighted average interest rate of approximately 8.79 percent. Of these accrual loans:

     - 17.0 percent have terms requiring current periodic payments of their full contractual interest

     - 46.1 percent require only partial payments or payments to the extent of borrowers' cash flow, and

     - 36.9 percent defer all interest to maturity

The equity investments in real estate at December 31, 1998 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate of an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

REAL ESTATE PORTFOLIO
(in millions)

                                                                                  OTHER REAL ESTATE-RELATED
                                                           MORTGAGE LOANS                INVESTMENTS
                                                          ----------------   ------------------------------------
                                                           JOINT    THIRD-    OTHER     REAL ESTATE     EQUITY
                                                          VENTURE   PARTY    LOANS(2)      OWNED      INVESTMENTS   TOTAL
                                                          -------   ------   --------   -----------   -----------   ------
Balance at December 31, 1997............................  $ 72.7    $103.0    $ 21.1       $ 4.0        $ 19.2      $220.0(1)
Additions (deductions):
Fundings................................................    13.1      --       --             .2         --           13.3
Interest added to principal.............................     6.3       2.8     --          --            --            9.1
Sales/paydowns/distributions............................   (11.8)    (30.1)      (.3)       (6.6)        (27.0)      (75.8)
Operating gain..........................................    --        --       --          --               .2          .2
Transfers...............................................    --        --       --            (.7)        --            (.7)
Net realized investments gains (losses).................    (3.0)     32.4        .4         3.1           8.5        41.4(4)
Other transactions, net.................................   (11.5)    (31.6)      (.3)         --            .3       (43.1)(4)
                                                          ------    ------    ------       -----        ------      ------
Balance at December 31, 1998............................  $ 65.8    $ 76.5    $ 20.9       $   0        $  1.2      $164.4(3)
                                                          ======    ======    ======       =====        ======      ======

---------------
(1) Net of $9.2 million reserve and write-downs. Excludes $9.5 million of real estate-related accrued interest.

(2) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures. These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.

(3) Net of $25.3 million reserve and write-downs. Excludes $8.7 million of real estate-related accrued interest.

(4) Included in this amount is $37.0 million of contingent interest payments related to a 1995 real estate sale. These payments were recorded as realized investment gains and then deducted from other transactions because they did not affect the carrying value.

REAL ESTATE CONCENTRATIONS AND OUTLOOK

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

As a result of KILICO's ongoing strategy to reduce its exposure to real estate-related investments, as of December 31, 1998, KILICO had three remaining properties which account for approximately 87.2 percent of KILICO's $164.4 million real estate-related portfolio.

The largest of these investments at December 31, 1998 amounted to $64.5 million and consisted of second mortgages on nine hotel properties and two office buildings. Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests in these properties. These hotels and office buildings are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on KILICO's mortgages. These loans are on accrual status.

KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $51.6 million at December 31, 1998. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies which will determine the long-term economic viability of the project. Loans to the MLP are on accrual status.

The remaining significant real estate-related investment amounted to $27.3 million at December 31, 1998 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, KILICO has placed these real estate-related investments on nonaccrual status as of December 31, 1996. KILICO is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, KILICO anticipates that it could be several additional years until it completely disposes of all investments in Hawaii.

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of the investments observable market price, net of estimated selling costs. Because KILICO's real estate review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time. KILICO's real estate-related investments are expected to continue to decline further through future sales. KILICO's net income could be materially reduced in future periods if:

     - real estate market conditions worsen in areas where KILICO's portfolio is located

     - Kemper's and KILICO's plans with respect to certain projects change, or

     - necessary construction or zoning permits are not obtained

The following table is a summary of KILICO's troubled real estate-related investments:

          TROUBLED REAL ESTATE-RELATED INVESTMENTS
          (BEFORE RESERVES AND WRITE-DOWNS, EXCEPT FOR REAL ESTATE OWNED) (in millions)

                                                       DECEMBER 31   DECEMBER 31
                                                          1998          1997
                                                       -----------   -----------
Potential problem loans(1)...........................     $--           $--
Past due loans(2)....................................     --            --
Nonaccrual loans (primarily Hawaiian
  properties)(3).....................................      37.4          47.4
Real estate owned....................................     --              4.0
                                                          -----         -----
          Total......................................     $37.4         $51.4
                                                          =====         =====

---------------
(1) These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
(2) Interest more than 90 days past due but not on nonaccrual status.
(3) KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $31.8 million and $41.8 million at December 31, 1998 and December 31, 1997, respectively.

NET INVESTMENT INCOME

KILICO's pre-tax net investment income totaled $273.5 million in 1998, compared with $296.2 million in 1997 and $299.7 million in 1996. This includes KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans which are on nonaccrual status. As previously discussed, KILICO's net investment income in 1998 and 1997, compared with 1996, has been negatively impacted by purchase accounting adjustments.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

          FOREGONE INVESTMENT INCOME
          (dollars in millions)

                                                              YEAR ENDED DECEMBER 31
                                                          ------------------------------
                                                          1998         1997         1996
                                                          ----         ----         ----
Fixed maturities......................................    $.3          $.5          $ .7
Real estate-related investments.......................    3.2          3.9            .5
                                                          ----         ----         ----
       Total..........................................    $3.5         $4.4         $1.2
                                                          ====         ====         ====
Basis points..........................................      8           10             3
                                                          ====         ====         ====

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

REALIZED INVESTMENT RESULTS

Net income reflects after-tax realized investment gains of $33.7 million, $6.8 million and $8.8 million in 1998, 1997 and 1996, respectively. Included in the after-tax realized investment gains are trading account security gains of $1.7 million in 1998. As previously discussed, KILICO segregated a portion of its General Account investment portfolio in 1998 into a "trading" account under Statement of Financial Accounting Standards No. 115 ("FAS 115"). FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses.

Unrealized gains and losses on fixed maturity investments which are available for sale are not reflected in KILICO's net income. These changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If and to the extent a fixed maturity investment suffers an other-than-temporary decline in value, however, the security is written down to net realizable value, and the write-down adversely impacts net income.

KILICO regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time.

A valuation allowance has been established to reduce the deferred tax asset for investment losses to the amount that, based upon available evidence, is in management's judgment more likely than not to be realized. The valuation allowance is evaluated as of each balance sheet date.

INTEREST RATES

Interest rates remained relatively stable during 1996 and 1997, before declining in 1998. The Federal Reserve Board lowered rates 3 times during the second half of 1998, resulting in a steeper yield curve due to the lower short-term interest rates.

When maturing or sold investments are reinvested at lower yields in a low interest rate environment, KILICO can adjust its crediting rates on fixed annuities and other interest-bearing liabilities. However, competitive conditions and contractual commitments do not always permit the reduction in crediting rates to fully or immediately reflect reductions in investment yield. This can result in narrower spreads.

A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses. A declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately 46 percent of KILICO's fixed and variable annuity liabilities as of December 31, 1998, however, were no longer subject to significant surrender fees.

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

STOCKHOLDER'S EQUITY

Stockholder's equity totaled $853.9 million at December 31, 1998, compared with $865.6 million at December 31, 1997, and $751.0 million at December 31, 1996. The 1998 decrease in stockholder's equity was primarily due to dividends of $95.0 million paid to Kemper during 1998. This decrease was offset by 1998 net income of $65.1 million and an increase of $20.3 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily related to the change in unrealized appreciation related to KILICO's fixed maturity investment portfolio due to falling interest rates during 1998. The 1997 increase in stockholder's equity was primarily due to net income of $38.7 million, a $45.0 million capital contribution and an increase in accumulated other comprehensive income related to the change in unrealized appreciation of $60.1 million related to KILICO's fixed maturity investment portfolio. These increases were offset by a dividend of $29.2 million to Kemper.

EMERGING ISSUE

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is effective for fiscal years beginning after June 15, 1999. Full implementation of SFAS No. 133 is expected in December 1999. The impact of implementation is not expected to be material to KILICO.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE(S)
                                                              -------
Reports of Independent Public Accountants...................  20-21
Consolidated Balance Sheets, December 31, 1998 and 1997.....    22
Consolidated Statements of Operations, three years ended
  December 31, 1998.........................................    23
Consolidated Statements of Comprehensive Income, three years
  ended December 31, 1998...................................    24
Consolidated Statements of Stockholder's Equity, three years
  ended December 31, 1998...................................    25
Consolidated Statements of Cash Flows, three years ended
  December 31, 1998.........................................    26
Notes to Consolidated Financial Statements..................  27-43
Financial Statement Schedules:
  Reinsurance...............................................    51
  Valuation and Qualifying Accounts.........................    52

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder of
Kemper Investors Life Insurance Company:

In our opinion, the accompanying consolidated balance sheets as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of the Company for the period from January 4, 1996 to December 31, 1996 were audited by other independent accountants whose report, dated March 21, 1997, expressed an unqualified opinion on those statements.

                           PricewaterhouseCoopers LLP
Chicago, Illinois
March 12, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder
Kemper Investors Life Insurance Company:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows of Kemper Investors Life Insurance Company and subsidiaries for the period from January 4, 1996 to December 31, 1996. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as of December 31, 1996 as listed in the accompanying index. These financial statement schedules are incorporated by reference to a previously filed Form 10-K. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of Kemper Investors Life Insurance Company and subsidiaries for the period from January 4, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the aforementioned supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Chicago, Illinois
March 21, 1997

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              DECEMBER 31   DECEMBER 31
                                                                 1998          1997
                                                              -----------   -----------
ASSETS
Fixed maturities, available for sale, at fair value
(amortized cost: December 31, 1998, $3,421,535;
December 31, 1997, $3,644,075)..............................  $3,482,820    $ 3,668,643
Trading account securities at fair value (amortized cost:
  December 31, 1998, $99,095)...............................     101,781        --
Short-term investments......................................      58,334        236,057
Joint venture mortgage loans................................      65,806         72,663
Third-party mortgage loans..................................      76,520        102,974
Other real estate-related investments.......................      22,049         44,409
Policy loans................................................     271,540        282,439
Equity securities...........................................      66,854         24,839
Other invested assets.......................................      23,645         20,820
                                                              -----------   -----------
          Total investments.................................   4,169,349      4,452,844
Cash........................................................      13,486         23,868
Accrued investment income...................................     124,213        117,789
Goodwill....................................................     216,651        229,393
Value of business acquired..................................     118,850        138,482
Deferred insurance acquisition costs........................      91,543         59,459
Deferred income taxes.......................................      35,059         39,993
Reinsurance recoverable.....................................     344,837        382,609
Receivable on sales of securities...........................       3,500         20,076
Other assets and receivables................................      23,029          3,187
Assets held in separate accounts............................   7,099,204      5,121,950
                                                              -----------   -----------
          Total assets......................................  $12,239,721   $10,589,650
                                                              ===========   ===========
LIABILITIES
Future policy benefits......................................  $3,906,391    $ 4,239,480
Benefits and funds payable..................................     318,369        150,524
Other accounts payable and liabilities......................      61,898        212,133
Liabilities related to separate accounts....................   7,099,204      5,121,950
                                                              -----------   -----------
          Total liabilities.................................  11,385,862      9,724,087
                                                              -----------   -----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares.....       2,500          2,500
Additional paid-in capital..................................     804,347        806,538
Accumulated other comprehensive income......................      32,975         12,637
Retained earnings...........................................      14,037         43,888
                                                              -----------   -----------
          Total stockholder's equity........................     853,859        865,563
                                                              -----------   -----------
          Total liabilities and stockholder's equity........  $12,239,721   $10,589,650
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      YEAR ENDED DECEMBER 31
                                                              --------------------------------------
                                                                1998         1997          1996
                                                              --------     --------   --------------
REVENUE
Net investment income.......................................  $273,512     $296,195      $299,688
Realized investment gains...................................    51,868       10,546        13,602
Premium income..............................................    22,346       22,239         7,822
Separate account fees and charges...........................    61,982       85,413        25,309
Other income................................................    10,031       11,087         9,786
                                                              --------     --------      --------
          Total revenue.....................................   419,739      425,480       356,207
                                                              --------     --------      --------
BENEFITS AND EXPENSES
Interest credited to policyholders..........................   176,906      199,782       223,094
Claims incurred and other policyholder benefits.............    28,029       28,372        14,255
Taxes, licenses and fees....................................    30,292       52,608         2,173
Commissions.................................................    39,046       32,602        25,962
Operating expenses..........................................    44,575       36,837        24,678
Deferral of insurance acquisition costs.....................   (46,565)     (38,177)      (27,820)
Amortization of insurance acquisition costs.................    12,082        3,204         2,316
Amortization of value of business acquired..................    17,677       24,948        21,530
Amortization of goodwill....................................    12,744       15,295        10,195
                                                              --------     --------      --------
          Total benefits and expenses.......................   314,786      355,471       296,383
                                                              --------     --------      --------
Income before income tax expense............................   104,953       70,009        59,824
Income tax expense..........................................    39,804       31,292        25,403
                                                              --------     --------      --------
          Net income........................................  $ 65,149     $ 38,717      $ 34,421
                                                              ========     ========      ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
NET INCOME..................................................    $ 65,149    $ 38,717    $ 34,421
                                                                --------    --------    --------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gains (losses) on investments arising
     during period:
     Unrealized holdings gains (losses) on investments......      25,372      60,802     (84,036)
     Adjustment to value of business acquired...............      (9,332)    (28,562)     16,735
     Adjustment to deferred insurance acquisition costs.....      (2,862)     (2,680)      1,307
                                                                --------    --------    --------
          Total unrealized holding gains (losses) on
            investments arising during period...............      13,178      29,560     (65,994)
                                                                --------    --------    --------
  Less reclassification adjustments for items included in
     net income:
     Adjustment for (gains) losses included in realized
      investment gains......................................       6,794      (9,016)      3,963
     Adjustment for amortization of premium on fixed
      maturities included in net investment income..........     (17,064)    (17,866)    (26,036)
     Adjustment for (gains) losses included in amortization
      of value of business acquired.........................      (7,378)     (2,353)     (4,212)
     Adjustment for (gains) losses included in amortization
      of insurance acquisition costs........................        (463)       (355)      --
                                                                --------    --------    --------
          Total reclassification adjustments for items
            included in net income..........................     (18,111)    (29,590)    (26,285)
                                                                --------    --------    --------
Other comprehensive income (loss), before related income tax
  expense (benefit)                                               31,289      59,150     (39,709)
Related income tax expense (benefit)........................      10,952        (985)      7,789
                                                                --------    --------    --------
          Other comprehensive income (loss), net of tax.....      20,337      60,135     (47,498)
                                                                --------    --------    --------
          Comprehensive income (loss).......................    $ 85,486    $ 98,852    $(13,077)
                                                                ========    ========    ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                         DECEMBER 31
                                                              ----------------------------------
                                                                1998         1997         1996
                                                              --------     --------     --------
CAPITAL STOCK, beginning and end of period..................  $  2,500     $  2,500     $  2,500
                                                              --------     --------     --------

ADDITIONAL PAID-IN CAPITAL, beginning of period.............   806,538      761,538      743,104
Capital contributions from parent...........................     4,261       45,000       18,434
Adjustment to prior period capital contribution from
  parent....................................................    (6,452)          --           --
                                                              --------     --------     --------
          End of period.....................................   804,347      806,538      761,538
                                                              --------     --------     --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), beginning of
  period....................................................    12,637      (47,498)       --
Other comprehensive income (loss), net of tax...............    20,338       60,135      (47,498)
                                                              --------     --------     --------
          End of period.....................................    32,975       12,637      (47,498)
                                                              --------     --------     --------

RETAINED EARNINGS, beginning of period......................    43,888       34,421        --
Net income..................................................    65,149       38,717       34,421
Dividends to parent.........................................   (95,000)     (29,250)       --
                                                              --------     --------     --------
          End of period.....................................    14,037       43,888       34,421
                                                              --------     --------     --------

          Total stockholder's equity........................  $853,859     $865,563     $750,961
                                                              ========     ========     ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       YEAR ENDED DECEMBER 31
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $    65,149     $  38,717     $    34,421
  Reconcilement of net income to net cash provided:
     Realized investment gains..............................      (51,868)      (10,546)        (13,602)
     Net change in trading account securities...............       (6,727)       --             --
     Interest credited and other charges....................      173,958       198,206         230,298
     Deferred insurance acquisition costs...................      (34,483)      (34,973)        (25,504)
     Amortization of value of business acquired.............       17,677        24,948          21,530
     Amortization of goodwill...............................       12,744        15,295          10,195
     Amortization of discount and premium on investments....       17,353        17,866          25,743
     Deferred income taxes..................................      (12,469)      (99,370)           (897)
     Net change in current federal income taxes.............      (73,162)       97,386         108,806
     Benefits and premium taxes due related to separate
       account bank-owned life insurance....................      123,884       180,546         --
     Other, net.............................................      (41,477)       17,168         (22,283)
                                                              -----------     ---------     -----------
          Net cash provided from operating activities.......      190,579       445,243         368,707
                                                              -----------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity......................      491,699       229,208         264,383
     Fixed maturities sold prior to maturity................      882,596       633,872         891,995
     Equity securities......................................      107,598        --             --
     Mortgage loans, policy loans and other invested
       assets...............................................      180,316       131,866         168,727
  Cost of investments purchased or loans originated:
     Fixed maturities.......................................   (1,319,119)     (606,028)     (1,369,091)
     Equity securities......................................      (83,303)       --             --
     Mortgage loans, policy loans and other invested
       assets...............................................      (66,331)      (76,350)       (119,044)
  Short-term investments, net...............................      177,723      (164,361)        300,819
  Net change in receivable and payable for securities
     transactions...........................................         (677)       29,746         (31,667)
  Net change in other assets................................      --                244             115
                                                              -----------     ---------     -----------
          Net cash provided by investing activities.........      370,502       178,197         106,237
                                                              -----------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................      180,124       145,687         141,159
     Withdrawals............................................     (649,400)     (745,510)       (700,084)
  Capital contributions from parent.........................        4,261        45,000          18,434
  Dividends to parent.......................................      (95,000)      (29,250)        --
  Other.....................................................      (11,448)      (18,275)         42,512
                                                              -----------     ---------     -----------
          Net cash used in financing activities.............     (571,463)     (602,348)       (497,979)
                                                              -----------     ---------     -----------
               Net increase (decrease) in cash..............      (10,382)       21,092         (23,035)
CASH, beginning of period...................................       23,868         2,776          25,811
                                                              -----------     ---------     -----------
CASH, end of period.........................................  $    13,486     $  23,868     $     2,776
                                                              ===========     =========     ===========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"). Effective January 4, 1996, Zurich Insurance Company ("Zurich"), Insurance Partners, L.P. ("IP") and Insurance Partners Offshore (Bermuda), L.P. (together with IP, "Insurance Partners") owned 80 percent and 20 percent, respectively, of Kemper and therefore the Company. On February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper and the Company became wholly-owned subsidiaries of Zurich.

Effective September 7, 1998, the businesses of Zurich merged with the financial services business of B.A.T. Industries forming Zurich Financial Services ("ZFS"). ZFS is owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively. Zurich Allied AG, representing the financial interest of the former Zurich Group, is listed on the Swiss Market Index, replacing Zurich. Allied Zurich p.l.c., representing the financial interest of B.A.T. Industries, is included in the FTSE-100 Share Index in London.

The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements in order for them to conform to the 1998 presentation.

BASIS OF ACCOUNTING

The acquisition of the Company on January 4, 1996, was accounted for using the purchase method of accounting. The consolidated financial statements of the Company prior to January 4, 1996, were prepared on a historical cost basis in accordance with generally accepted accounting principles. The accompanying consolidated financial statements of the Company as of and for the years ended December 31, 1996, 1997 and 1998, have been prepared in conformity with generally accepted accounting principles.

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

GOODWILL

The Company reviews goodwill to determine if events or changes in circumstances may have affected the recoverability of the outstanding goodwill as of each reporting period. In the event that the Company determines that goodwill is not recoverable, it would amortize such amounts as additional goodwill expense in the accompanying financial statements. As of December 31, 1998, the Company believes that no such adjustment is necessary.

The Company began to amortize goodwill during 1996 on a straight-line basis over twenty-five years. In December of 1997, the Company changed its amortization period to twenty years in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, the Company recorded an increase in goodwill amortization expense of $5.1 million during 1997.

VALUE OF BUSINESS ACQUIRED

The value of business acquired reflects the estimated fair value of the Company's life insurance business in force and represents the portion of the cost to acquire the Company that is allocated to the value of the right to receive future cash

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) flows from insurance contracts existing at the date of acquisition. Such value is the present value of the actuarially determined projected cash flows for the acquired policies.

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

                                                                                                     PROJECTED
                     (IN THOUSANDS)                        BEGINNING                  ACCRETION OF    ENDING
                 YEAR ENDED DECEMBER 31                     BALANCE    AMORTIZATION     INTEREST      BALANCE
--------------------------------------------------------   ---------   ------------   ------------   ---------
1996 (actual)...........................................   $190,222      $(31,427)       $9,897      $168,692
1997 (actual)...........................................    168,692       (34,906)        9,958       143,744
1998 (actual)...........................................    143,744       (26,807)        9,129       126,066
1999....................................................    126,066       (24,926)        7,741       108,881
2000....................................................    108,881       (22,649)        6,619        92,851
2001....................................................     92,851       (20,736)        5,577        77,692
2002....................................................     77,692       (17,096)        4,695        65,291
2003....................................................     65,291       (15,504)        3,948        53,735

The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. As of December 31, 1998 and 1997, this adjustment decreased the value of business acquired by $7.2 million and $5.3 million, respectively, and accumulated other comprehensive income by approximately $4.7 million and $3.4 million, respectively.

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

DEFERRED INSURANCE ACQUISITION COSTS

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Deferred insurance acquisition costs related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio, through a credit or charge to accumulated other comprehensive income, net of income tax. The deferred insurance acquisition costs for term-life insurance products are being amortized over the premium paying period of the policies.

FUTURE POLICY BENEFITS

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 3.0 percent to 7.5 percent. Future minimum guaranteed interest rates vary from 3.0 percent to 4.0 percent. For contracts that have

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) annuitized, interest rates used in determining the present value of future payments range principally from 2.5 percent to 12.0 percent.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Estimated future investment yields are a level 6.8 percent.

GUARANTY FUND ASSESSMENTS

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 1998 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

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

Mortgage loans are carried at their unpaid balance, net of unamortized discount and any applicable reserves or write-downs. Other real estate-related investments, net of any applicable reserves and write-downs, include: (1) notes receivable from real estate ventures; (2) investments in real estate ventures, adjusted for the equity in the operating income or loss of such ventures, and
(3) real estate owned at December 31, 1997, carried at fair value. Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions, indicate a likelihood of loss.

Investments in policy loans and other invested assets, consisting primarily of venture capital investments and a leveraged lease, are carried primarily at cost.

Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Net unrealized gains or losses on revaluation of investments are credited or charged to accumulated other comprehensive income. Such unrealized gains are recorded net of deferred income tax expense, while unrealized losses are not tax benefitted.

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

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAX

For the period January 1 through January 4, 1996, the Company's federal income tax return was consolidated with Kemper and Kemper's other wholly-owned life insurance subsidiary, Federal Kemper Life Assurance Company ("FKLA"). The Boards of Directors of Kemper, KILICO and FKLA, adopted a written plan that provided that federal income taxes would be paid to or recovered from Kemper on the basis of each company's taxable income or loss as shown on its respective federal income tax return. In the event of a federal income tax credit which is greater than the amount recoverable from the other life insurance company or from the Internal Revenue Service, the funds available would be apportioned among the life companies entitled to a recovery on the basis of the relationship of each company's tax credit to the total of all of the life insurance companies in a deficit position. For the period January 5 through December 31, 1996, and subsequent years, the Company has filed a separate federal income tax return.

Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) CASH FLOW INFORMATION

The Company defines cash as cash in banks and money market accounts. The Company paid federal income taxes of $126.0 million, $29.0 million and $28.1 million directly to the United States Treasury Department during 1998, 1997 and 1996 respectively.

(3) INVESTED ASSETS AND RELATED INCOME

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturities are considered available for sale. The carrying value of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, were as follows:

                                                                                        ESTIMATED UNREALIZED
                                                               CARRYING    AMORTIZED    --------------------
                                                                VALUE         COST       GAINS      LOSSES
                       (in thousands)                          --------    ---------     -----      ------
DECEMBER 31, 1998
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $    7,951   $    7,879   $    81    $     (9)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      27,039       26,768       362         (91)
Debt securities issued by foreign governments...............      69,357       67,239     2,266        (148)
Corporate securities........................................   1,908,850    1,866,372    46,664      (4,186)
Mortgage and asset-backed securities........................   1,469,623    1,453,277    19,063      (2,717)
                                                              ----------   ----------   -------    --------
       Total fixed maturities...............................  $3,482,820   $3,421,535   $68,436    $ (7,151)
                                                              ==========   ==========   =======    ========
DECEMBER 31, 1997
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $    6,258   $    6,298   $     4    $    (44)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      29,330       29,308       160        (138)
Debt securities issued by foreign governments...............      92,563       92,722       188        (347)
Corporate securities........................................   1,861,655    1,846,588    24,733      (9,666)
Mortgage and asset-backed securities........................   1,678,837    1,669,159    10,035        (357)
                                                              ----------   ----------   -------    --------
       Total fixed maturities...............................  $3,668,643   $3,644,075   $35,120    $(10,552)
                                                              ==========   ==========   =======    ========

The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 1998, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED) prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                                 CARRYING     AMORTIZED
                                                                  VALUE          COST
                       (in thousands)                            --------     ---------
One year or less............................................    $   44,816    $   44,745
Over one year through five years............................       814,646       802,147
Over five years through ten years...........................       891,767       866,613
Over ten years..............................................       261,968       254,753
Securities not due at a single maturity date, primarily
  mortgage and asset-backed securities(1)...................     1,469,623     1,453,277
                                                                ----------    ----------
       Total fixed maturities...............................    $3,482,820    $3,421,535
                                                                ==========    ==========

---------------
(1) Weighted average maturity of 4.0 years.

Proceeds from sales of investments in fixed maturities prior to maturity were $882.6 million, $633.9 million and $892.0 million during 1998, 1997 and 1996, respectively. Gross gains of $10.1 million, $3.1 million and $9.9 million and gross losses of $8.0 million, $13.7 million and $16.2 million were realized on sales and write-downs of fixed maturities in 1998, 1997 and 1996, respectively.

At December 31, 1998, the Company had 12 separate asset-backed securities included in fixed maturity investments from trusts formed to collateralize assets underwritten by Green Tree Financial Corporation, which in aggregate amounted to $97.7 million. No other individual investments exceeded ten percent of stockholder's equity at December 31, 1998.

At December 31, 1998, securities carried at approximately $6.4 million were on deposit with governmental agencies as required by law.

Upon default or indication of potential default by an issuer of fixed maturity securities, the issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other than temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

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

The Company's $164.4 million real estate portfolio at December 31, 1998 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 1998 and 1997, total impaired real estate-related loans were as follows:

                                                                DECEMBER 31     DECEMBER 31
                                                                    1998            1997
                       (in millions)                            -----------     -----------
Impaired loans without reserves--gross......................       $83.9           $39.3
Impaired loans with reserves--gross.........................        21.5             2.2
                                                                   -----           -----
       Total gross impaired loans...........................       105.4            41.5
Reserves related to impaired loans..........................       (18.5)           (2.1)
                                                                   -----           -----
       Net impaired loans...................................       $86.9           $39.4
                                                                   =====           =====

Impaired loans without reserves include loans in which the deficit in equity investments in real estate-related investments is considered in determining reserves and write-downs. The Company had an average balance of

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
$54.6 million and $45.2 million in impaired loans for 1998 and 1997, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

At December 31, 1998 and 1997, loans on nonaccrual status, before reserves and write-downs, amounted to $37.4 million and $47.4 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

The sources of net investment income were as follows:

                                                                  1998           1997           1996
                       (in thousands)                           --------       --------       --------
Interest and dividends on fixed maturities..................    $232,707       $250,170       $250,683
Dividends on equity securities..............................       2,143          2,123            646
Income from short-term investments..........................       5,391          4,128          9,130
Income from mortgage loans..................................      14,964         16,283         20,257
Income from policy loans....................................      21,096         20,549         20,700
Income from other real estate-related investments...........         352          6,631          4,917
Income from other loans and investments.....................       2,223          2,045          2,480
                                                                --------       --------       --------
       Total investment income..............................     278,876        301,929        308,813
Investment expense..........................................      (5,364)        (5,734)        (9,125)
                                                                --------       --------       --------
       Net investment income................................    $273,512       $296,195       $299,688
                                                                ========       ========       ========

Net realized investment gains (losses) for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                                       REALIZED GAINS (LOSSES)
                                                                -------------------------------------
                                                                  1998           1997          1996
                       (in thousands)                           --------       --------       -------
Real estate-related.........................................    $ 41,362       $ 19,758       $17,462
Fixed maturities............................................       2,158        (10,656)       (6,344)
Trading account securities--gross gains on transfer.........       3,254          --            --
Trading account securities--gross losses on transfer........        (417)         --            --
Trading account securities--holding losses..................        (151)         --            --
Equity securities...........................................       5,496            914         --
Other.......................................................         166            530         2,484
                                                                --------       --------       -------
  Realized investment gains before income tax expense.......      51,868         10,546        13,602
Income tax expense..........................................     (18,154)        (3,691)       (4,761)
                                                                --------       --------       -------
  Net realized investment gains.............................    $ 33,714       $  6,855       $ 8,841
                                                                ========       ========       =======

Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity and other securities--the difference between fair value and cost. The change in net unrealized investment gains (losses) by class of investment for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                 CHANGE IN UNREALIZED GAINS (LOSSES)
                                                              -----------------------------------------
                                                              DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                  1998           1997          1996
                       (in thousands)                         ------------   ------------   -----------
Fixed maturities............................................    $ 36,717       $ 87,787      $(63,219)
Equity and other securities.................................      (1,074)          (103)        1,256
Adjustment to deferred insurance acquisition costs..........      (2,399)        (2,325)        1,307
Adjustment to value of business acquired....................      (1,954)       (26,209)       20,947
                                                                --------       --------      --------
  Unrealized gain (loss) before income tax expense
     (benefit)..............................................      31,290         59,150       (39,709)
Income tax expense (benefit)................................      10,952           (985)        7,789
                                                                --------       --------      --------
       Net unrealized gain (loss) on investments............    $ 20,338       $ 60,135      $(47,498)
                                                                ========       ========      ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) UNCONSOLIDATED INVESTEES

At December 31, 1998 and 1997 the Company, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

As of December 31, 1998 and 1997, the Company's net equity investment in unconsolidated investees amounted to $1.2 million and $19.3 million, respectively. The Company's share of net income related to such unconsolidated investees amounted to $241 thousand, $835 thousand and $223 thousand in 1998, 1997 and 1996, respectively.

(5) CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage and asset-backed securities and real estate.

Approximately 28.0 percent of the Company's investment-grade fixed maturities at December 31, 1998 were mortgage-backed securities, down from 35.1 percent at December 31, 1997, due to sales and paydowns during 1998. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally AAA credit quality.

Approximately 15.4 percent and 10.8 percent of the Company's investment-grade fixed maturities at December 31, 1998 and 1997, respectively, consisted of corporate asset-backed securities. The majority of the Company's investments in asset-backed securities were backed by home equity loans (21.9%), auto loans (8.2%), manufactured housing loans (14.8%), equipment loans (5.2%), and commercial mortgage backed securities (22.1%).

The Company's real estate portfolio is distributed by geographic location and property type. The geographic distribution of a majority of the real estate portfolio as of December 31, 1998 was as follows: California (31.5%), Hawaii (16.2%), Washington (9.9%) and Colorado (9.4%). The property type distribution of a majority of the real estate portfolio as of December 31, 1998 was as follows: hotels (39.9%), land (30.9%) and residential (15.5%).

Undeveloped land represented approximately 30.9 percent of the Company's real estate portfolio at December 31, 1998. To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including Kemper's and the Company's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's and the Company's plans with respect to such projects may not change substantially.

Approximately half of the Company's real estate mortgage loans are on properties or projects where the Company, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At December 31, 1998, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $64.5 million, or
39.3 percent, of the Company's real estate portfolio. The Nesbitt ventures consist of nine hotel properties and two office buildings. At December 31, 1998, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At December 31, 1998, loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company ("Lumbermens"), a former affiliate, constituted approximately $51.6 million, or
31.4 percent, of the Company's real estate portfolio. Kemper's interest is 75 percent at December 31,

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONCENTRATION OF CREDIT RISK (CONTINUED)
1998. At December 31, 1998, MLP-related commitments accounted for approximately $6.1 million of the Company's off-balance-sheet legal commitments.

The remaining significant real estate-related investments amounted to $27.3 million at December 31, 1998 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, the Company has placed these real estate-related investments on nonaccrual status as of December 31, 1996. The Company is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, the Company anticipates that it could be several additional years until the Company completely disposes of all of its investments in Hawaii.

At December 31, 1998, the Company no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold. However, the Company continues to have Prime Group-related commitments, which accounted for $25.7 million of the Company's off-balance-sheet legal commitments at December 31, 1998.

(6) INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                1998          1997          1996
                       (in thousands)                         --------      --------      --------
Current.....................................................  $ 52,274      $130,662      $ 26,300
Deferred....................................................   (12,470)      (99,370)         (897)
                                                              --------      --------      --------
          Total.............................................  $ 39,804      $ 31,292      $ 25,403
                                                              ========      ========      ========

Additionally, the deferred income tax expense (benefit) related to items included in other comprehensive income was as follows for the years ended December 31, 1998, 1997 and 1996:

                                                               1998         1997         1996
                       (in thousands)                         -------      -------      ------
Unrealized gains and losses on investments..................  $12,475      $ 9,002      $   --
Value of business acquired..................................     (684)      (9,173)      7,331
Deferred insurance acquisition costs........................     (840)        (814)        457
                                                              -------      -------      ------
          Total.............................................  $10,952      $  (985)     $7,789
                                                              =======      =======      ======

The actual income tax expense for 1998, 1997 and 1996 differed from the "expected" tax expense for those years as displayed below. "Expected" tax expense was computed by applying the U.S. federal corporate tax rate of 35 percent in 1998, 1997, and 1996 to income before income tax expense.

                                                               1998         1997         1996
                       (in thousands)                         -------      -------      -------
Computed expected tax expense...............................  $36,734      $24,503      $20,938
Difference between "expected" and actual tax expense:
  State taxes...............................................     (434)       1,801          913
  Amortization of goodwill..................................    4,460        5,353        3,568
  Dividend received deduction...............................     (540)       --           --
  Foreign tax credit........................................     (250)        (278)       --
  Other, net................................................     (166)         (87)         (16)
                                                              -------      -------      -------
          Total actual tax expense..........................  $39,804      $31,292      $25,403
                                                              =======      =======      =======

Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company only records deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance recorded for the portion that is not likely to be realized. The valuation allowance is subject to

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)
future adjustments based upon, among other items, the Company's estimates of future operating earnings and capital gains.

The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and other investments to the amount that, based upon available evidence, is, in management's judgment, more likely than not, to be realized. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. The change in the valuation allowance is related solely to the change in the net deferred federal tax asset or liability from unrealized gains or losses on investments.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax assets or liabilities were as follows:

                                                              DECEMBER 31    DECEMBER 31     DECEMBER 31
                                                                 1998            1997            1996
                       (in thousands)                         -----------    ------------    ------------
Deferred federal tax assets:
  Deferred insurance acquisition costs......................   $ 86,332        $ 75,522        $  4,520
  Unrealized losses on investments..........................     --              --              16,624
  Life policy reserves......................................     27,240          43,337          46,452
  Unearned revenue..........................................     42,598          37,243          --
  Real estate-related.......................................     13,944          13,400          20,642
  Other investment-related..................................      5,770           3,298           5,409
  Other.....................................................      4,923           4,371           3,639
                                                               --------        --------        --------
     Total deferred federal tax assets......................    180,807         177,171          97,286
  Valuation allowance.......................................    (15,201)        (15,201)        (31,825)
                                                               --------        --------        --------
     Total deferred federal tax assets after valuation
       allowance............................................    165,606         161,970          65,461
                                                               --------        --------        --------
Deferred federal tax liabilities:
  Value of business acquired................................     41,598          48,469          66,373
  Deferred insurance acquisition costs......................     32,040          20,811           9,384
  Depreciation and amortization.............................     19,111          20,201          15,473
  Other investment-related..................................     14,337          18,774          28,855
  Unrealized gains on investments...........................     21,477           9,002          --
  Other.....................................................      1,984           4,720           5,738
                                                               --------        --------        --------
     Total deferred federal tax liabilities.................    130,547         121,977         125,823
                                                               --------        --------        --------
Net deferred federal tax assets (liabilities)...............   $ 35,059        $ 39,993        $(60,362)
                                                               ========        ========        ========

The net deferred tax assets relate primarily to unearned revenue and the tax on deferred insurance acquisition costs ("DAC Tax") associated with $1.5 billion and $2.7 billion of new and renewal sales in 1998 and 1997, respectively from a non-registered individual and group variable bank-owned life insurance contract ("BOLI"). Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets.

The tax returns through the year 1993 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1994 through 1996 are currently under examination by the IRS.

(7) RELATED-PARTY TRANSACTIONS

The Company received capital contributions from Kemper of $4.3 million, $45.0 million and $18.4 million during 1998, 1997 and 1996, respectively. The Company paid cash dividends of $95.0 million and $29.3 million to Kemper during 1998 and 1997, respectively. The Company did not pay any cash dividends to Kemper during 1996.

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 1998 and 1997, joint venture

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) RELATED-PARTY TRANSACTIONS (CONTINUED) mortgage loans totaled $65.8 million and $72.7 million, respectively, and during 1998, 1997 and 1996, the Company earned interest income on these joint venture loans of $6.8 million, $7.5 million and $9.5 million, respectively.

All of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. The Company is allocated expenses for the utilization of FKLA employees and facilities, the investment management services of Scudder Kemper Investments, Inc. ("SKI") an affiliated company, and the information systems of Kemper Service Company ("KSvC"), an SKI subsidiary, based on the Company's share of administrative, legal, marketing, investment management, information systems and operation and support services. During 1998, 1997 and 1996, expenses allocated to the Company from SKI and KSvC amounted to $43 thousand, $114 thousand and $1.7 million, respectively. The Company also paid to SKI investment management fees of $3.1 million, $3.5 million and $3.6 million during 1998, 1997 and 1996, respectively. In addition, expenses allocated to the Company from FKLA during 1998, 1997 and 1996 amounted to $35.5 million, $30.0 million and $10.5 million, respectively. The Company also paid to Kemper real estate subsidiaries $1.5 million, $2.2 million and $1.8 million in 1998, 1997 and 1996, respectively, related to the management of the Company's real estate portfolio.

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

As of December 31, 1998 and 1997, the reinsurance recoverable related to fixed-rate annuity liabilities ceded to an affiliate amounted to $344.8 million and $382.6 million, respectively.

In December 1996, the Company assumed on a yearly renewable term basis approximately $14.4 billion (face amount) of term life insurance from FKLA. As a result of this transaction, the Company recorded premiums and reserves of approximately $7.3 million. The difference between the cash transferred, which represents the statutory reserves of the business assumed, and the reserves recorded under generally accepted accounting principles ("GAAP"), of approximately $18.4 million, was deemed to be a capital contribution from Kemper and was recorded as additional paid-in-capital during 1996. As of the date of this transaction, no deferred tax impact was recorded on the difference between the statutory and GAAP reserves. This deferred tax impact of $6.5 million was recorded in 1998 as a reduction to the original capital contribution. Premiums assumed during 1998 under the terms of the treaty amounted to $21.6 million and the face amount which remained outstanding at December 31, 1998 amounted to $11.7 billion.

Effective January 1, 1997, the Company ceded 90 percent of all new term life insurance premiums to outside reinsurers. Term life reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $293 thousand and $139 thousand as of December 31, 1998 and 1997, respectively.

During December 1997, the Company entered into a funds withheld reinsurance agreement with a Zurich affiliated company, ZC Life Reinsurance Limited ("ZC Life"), formerly EPICENTRE Reinsurance (Bermuda) Limited. Under the terms of this agreement, the Company ceded, on a yearly renewable term basis, ninety percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to the new BOLI product developed in 1997, which is held in the Company's separate accounts. During 1997, the Company issued $59.3 billion (face amount) of new BOLI business and ceded $51.1 billion (face amount) to ZC Life under the terms of the treaty. During 1997, the Company also ceded $24.3 million of separate account fees (cost of insurance charges) to ZC Life. The Company has also withheld approximately $23.4 million of such funds due to ZC Life under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheet as of December 31, 1997.

During 1998, the Company modified the reinsurance agreement to increase the reinsurance from ninety percent to one hundred percent. During 1998, the Company issued $6.9 billion (face amount) of new BOLI business and ceded $11.1 billion (face amount) to ZC Life under the terms of the modified treaty. During 1998, the Company also ceded $175.5 million of separate account fees (cost of insurance charges) to ZC Life. The Company has also withheld

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) REINSURANCE (CONTINUED)
approximately $170.9 million of such funds due to ZC Life under the terms of the reinsurance agreement as a component of benefits and funds payable in the accompanying consolidated balance sheet as of December 31, 1998.

KILICO has a large and growing funds withheld account ("FWA") supporting reserve credits on reinsurance ceded on the BOLI product. Amendments to the reinsurance contracts during 1998 changed the methodology used to determine increases to the FWA. A substantial portion of the FWA is now marked-to-market based upon the Total Return of the Governmental Bond Division of the KILICO Variable Series I Separate Account. During 1998, the Company recorded a $2.5 million increase to the FWA related to this mark-to-market. To properly match revenue and expenses, the Company has placed assets supporting the FWA in a segmented portion of its General Account. This portfolio is classified as "trading" under Statement of Financial Accounting Standards No. 115 ("FAS 115"). FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. During 1998, the Company recorded a realized capital gain of $2.8 million upon transfer of these assets from "available for sale" to the trading portfolio as required by FAS 115. In addition, the Company recorded realized capital losses of $151 thousand related to the changes in fair value of this portfolio during 1998. The fair value of this portfolio was $101.8 million at December 31, 1998, and the amortized cost was $99.1 million. The Company periodically purchases assets into this segmented portfolio to support changes in the FWA.

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

The allocated accumulated postretirement benefit obligation accrued by the Company amounted to $2.0 million and $1.9 million at December 31, 1998 and 1997, respectively.

The discount rate used in determining the allocated postretirement benefit obligation was 7.0 percent and 7.25 percent for 1998 and 1997, respectively. The assumed health care trend rate used was based on projected experience for 1998,
8.0 percent for 1999, gradually declining to 6.4 percent by the year 2003 and gradually declining thereafter.

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 and 1997 by $312 thousand and $242 thousand, respectively.

(10) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

Although neither the Company nor its joint venture projects have been identified as a "potentially responsible party" under Federal environmental guidelines, inherent in the ownership of, or lending to, real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned on properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate due to, among other factors, the unknown magnitude of possible exposures, the unknown timing and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) FINANCIAL INSTRUMENTS--OFF-BALANCE-SHEET RISK

At December 31, 1998, the Company had future legal loan commitments and stand-by financing agreements totaling $64.4 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be collateralized by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

FIXED MATURITIES AND EQUITY SECURITIES: Fair values were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, SKI.

CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

MORTGAGE LOANS AND OTHER REAL ESTATE-RELATED INVESTMENTS: Fair values were estimated based upon the investments observable market price, net of estimated costs to sell. The estimates of fair value should be used with care given the inherent difficulty in estimating the fair value of real estate due to the lack of a liquid quotable market.

OTHER LOANS AND INVESTMENTS: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values. The fair values of policy loans were estimated by discounting the expected future cash flows using an interest rate charged on policy loans for similar policies currently being issued.

LIFE POLICY BENEFITS: Fair values of the life policy benefits regarding investment contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1998 and 1997 to be 4.75 percent and 5.25 percent, respectively, while the assumed average market crediting rate was 5.0 percent and 6.0 percent in 1998 and 1997, respectively.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
The carrying values and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 were as follows:

                                                                DECEMBER 31, 1998             DECEMBER 31, 1997
                                                             ------------------------      ------------------------
                                                              CARRYING        FAIR          CARRYING        FAIR
                                                               VALUE         VALUE           VALUE         VALUE
                     (in thousands)                          ----------    ----------      ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities.......................................    $3,482,820    $3,482,820      $3,668,643    $3,668,643
  Trading account securities.............................       101,781       101,781          --            --
  Cash and short-term investments........................        71,820        71,820         259,925       259,925
  Mortgage loans and other real estate-related assets....       164,375       164,375         220,046       220,046
  Policy loans...........................................       271,540       271,540         282,439       282,439
  Equity securities......................................        66,854        66,854          24,839        24,839
  Other invested assets..................................        23,645        27,620          20,820        24,404
Financial instruments recorded as liabilities:
  Life policy benefits, excluding term life reserves.....     3,551,050     3,657,510       3,846,023     4,050,852
  Funds withheld account.................................       170,920       170,920          23,420        23,420

(13) STOCKHOLDER'S EQUITY--RETAINED EARNINGS

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. The maximum amount of dividends which can be paid by the Company without prior approval in 1999 is $64.9 million. The Company paid cash dividends of $95.0 million and $29.3 million to Kemper during 1998 and 1997, respectively. The Company paid no cash dividends in 1996.

The Company's net income and capital and surplus as determined in accordance with statutory accounting principles were as follows:

                                                                  1998          1997          1996
                       (in thousands)                           --------      --------      --------
Net income..................................................    $ 64,871      $ 58,372      $ 37,287
                                                                ========      ========      ========
Statutory capital and surplus...............................    $455,213      $476,924      $411,837
                                                                ========      ========      ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) UNAUDITED INTERIM FINANCIAL INFORMATION

The following table sets forth the Company's unaudited quarterly financial information:

(in thousands)

                       QUARTER ENDED                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                       -------------                          --------   -------   ------------   -----------
1998 OPERATING SUMMARY
  Net investment income.....................................  $70,551    $68,467     $ 66,892      $ 67,602
  Realized investment gains.................................    1,854     15,673        8,951        25,390
  Premium income............................................    5,203      5,941        5,278         5,924
  Separate account fees and other income....................   20,418     19,922       17,631        14,042
                                                              -------    -------     --------      --------
          Total revenue.....................................   98,026    110,003       98,752       112,958
                                                              -------    -------     --------      --------
  Interest credited and benefits to policyholders...........   57,930     57,939       54,251        34,815
  Commissions, taxes, licenses and fees.....................   13,885     13,922       12,282        29,251
  Operating expenses........................................   10,094     12,157       10,528        11,794
  Net deferral of insurance acquisition costs...............   (7,973)   (11,983)      (9,669)       (4,858)
  Amortization of value of business acquired................    4,427      7,121        6,359          (230)
  Amortization of goodwill..................................    3,186      3,186        3,186         3,186
                                                              -------    -------     --------      --------
          Total benefits and expenses.......................   81,549     82,342       76,937        73,958
                                                              -------    -------     --------      --------
  Income before income tax expense..........................   16,477     27,661       21,815        39,000
  Income tax expense........................................    7,247     11,774        8,828        11,955
                                                              -------    -------     --------      --------
          Net income........................................  $ 9,230    $15,887     $ 12,987      $ 27,045
                                                              =======    =======     ========      ========
1997 OPERATING SUMMARY
  Net investment income.....................................  $74,249    $74,050     $ 72,950      $ 74,946
  Realized investment gains (losses)........................      889      8,161       (3,032)        4,528
  Premium income............................................    5,008      4,121        3,938         9,172
  Separate account fees and other income....................    8,909     12,961       12,215        62,415(1)
                                                              -------    -------     --------      --------
          Total revenue.....................................   89,055     99,293       86,071       151,061
                                                              -------    -------     --------      --------
  Interest credited and benefits to policyholders...........   57,859     56,643       57,965        55,687
  Commissions, taxes, licenses and fees.....................    8,023      9,475        8,389        59,323(1)
  Operating expenses........................................    7,175      8,780       10,014        10,868
  Net deferral of insurance acquisition costs...............   (7,216)    (6,877)      (7,471)      (13,409)
  Amortization of value of business acquired................    4,821      6,991        6,743         6,393
  Amortization of goodwill..................................    2,547      2,552        2,549         7,647(2)
                                                              -------    -------     --------      --------
          Total benefits and expenses.......................   73,209     77,564       78,189       126,509
                                                              -------    -------     --------      --------
  Income before income tax expense..........................   15,846     21,729        7,882        24,552
  Income tax expense........................................    5,678      8,723        3,778        13,113
                                                              -------    -------     --------      --------
          Net income........................................  $10,168    $13,006     $  4,104      $ 11,439
                                                              =======    =======     ========      ========

---------------

Notes:

(1) Reflects premium tax expense loads received and premium taxes incurred of $49.1 million related to new BOLI sales of $2.6 billion in the fourth quarter of 1997.

(2) Reflects the effect of the change in amortization of goodwill from 25 to 20 years.

(15) OPERATING SEGMENTS AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for how to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 as of December 31, 1998 and the impact of implementation did not affect the Company's consolidated financial position, results of operations or cash flows. In the initial year of adoption, SFAS No. 131 requires comparative information for earlier years to be restated, unless impracticable to do so.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition by Zurich, the Company, FKLA, ZLICA, and Fidelity Life Association ("FLA"), a Mutual Legal Reserve Company, owned by its policyholders, began to operate under the trade name Zurich Kemper Life. For purposes of this operating segment disclosure, Zurich Kemper Life will also include the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

Zurich Kemper Life is segregated by Strategic Business Unit ("SBU"). The SBU concept employed by ZFS has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Kemper Life, because it is at the SBU level that Zurich Kemper Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of Zurich Kemper Life's SBU's to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of generally accepted accounting principles. Zurich Kemper Life's SBU's were formed in 1996, subsequent to the acquisition by Zurich, however, financial information was not produced by SBU until 1997. Therefore, Zurich Kemper Life has not provided segment information for 1996, as it would be impracticable to do so.

Zurich Kemper Life is segregated into the Agency, Financial, Group Retirement and Direct SBU's. The SBU's are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Zurich Kemper Life's SBU's cross legal entity lines, as certain similar products are sold by more than one legal entity. The vast majority of the Company's business is derived from the Financial and Group Retirement SBU's.

Each SBU's revenue is derived from geographically dispersed areas as Zurich Kemper Life is licensed in the District of Columbia and all states except New York. During 1998 and 1997, Zurich Kemper Life did not derive net revenue from one customer that exceeded 10 percent of the total revenue of Zurich Kemper Life.

The principal products and markets of Zurich Kemper Life's SBU's are as follows:

AGENCY: The Agency SBU develops low cost term and universal life insurance, as well as fixed annuities, to market through independent agencies and national marketing organizations.

FINANCIAL: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and bank-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners.

GROUP RETIREMENT: The Group Retirement SBU has a sharp focus on its target customer. This SBU markets variable annuities to K-12 schoolteachers, administrators, and healthcare workers, along with college professors and certain employees of selected non-profit organizations. This target market is eligible for what the IRS designates as retirement-oriented savings or investment plans that qualify for special tax treatment.

DIRECT: The Direct SBU is a direct marketer of basic, low-cost term life insurance through various marketing media.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for ZKL's SBU's are as follows:

As of and for the period ending December 31, 1998:
(in thousands)

                                                                               GROUP
                                                     AGENCY     FINANCIAL    RETIREMENT    DIRECT       TOTAL
                INCOME STATEMENT                   ----------   ----------   ----------   --------   -----------
REVENUE
  Premium income.................................  $  160,067   $       56   $       --   $  5,583   $   165,706
  Net investment income..........................     141,171      180,721      100,695        271       422,858
  Realized investment gains......................      20,335       33,691       15,659         30        69,715
  Fees and other income..........................      80,831       40,421       31,074     23,581       175,907
                                                   ----------   ----------   ----------   --------   -----------
       Total revenue.............................     402,404      254,889      147,428     29,465       834,186
                                                   ----------   ----------   ----------   --------   -----------
BENEFITS AND EXPENSES
  Policyholder benefits..........................     243,793      117,742       73,844      2,110       437,489
  Intangible asset amortization..................      58,390       15,669       15,703         --        89,762
  Net deferral of insurance acquisition costs....     (55,569)      (9,444)     (22,964)   (22,765)     (110,742)
  Commissions and taxes, licenses and fees.......      29,539       43,919       22,227     11,707       107,392
  Operating expenses.............................      61,659       24,924       20,279     35,593       142,455
                                                   ----------   ----------   ----------   --------   -----------
       Total benefits and expenses...............     337,812      192,810      109,089     26,645       666,356
                                                   ----------   ----------   ----------   --------   -----------
Income before income tax expense.................      64,592       62,079       38,339      2,820       167,830
Income tax expense...............................      26,774       24,340       14,794      1,001        66,909
                                                   ----------   ----------   ----------   --------   -----------
       Net income................................  $   37,818   $   37,739   $   23,545   $  1,819   $   100,921
                                                   ==========   ==========   ==========   ========   ===========
BALANCE SHEET
  Total assets...................................  $3,194,530   $8,232,927   $4,172,828   $ 46,254   $15,646,539
                                                   ==========   ==========   ==========   ========   ===========

                                                                                       NET
                                                                         REVENUE      INCOME      ASSETS
                                                                       -----------   --------   -----------
Total revenue, net income and assets, respectively, from above:.....   $   834,186   $100,921   $15,646,539
                                                                       -----------   --------   -----------
Less:
  Revenue, net income and assets of FKLA............................       336,841     35,953     2,986,381
  Revenue, net loss and assets of ZLICA.............................        54,058     (1,066)      416,115
  Revenue, net income and assets Zurich Direct......................        23,548        885         4,322
                                                                       -----------   --------   -----------
  Totals per the Company's consolidated financial statements........   $   419,739   $ 65,149   $12,239,721
                                                                       ===========   ========   ===========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ending December 31, 1997:
(in thousands)

                                                                          GROUP
                                                AGENCY     FINANCIAL    RETIREMENT    DIRECT       TOTAL
              INCOME STATEMENT                ----------   ----------   ----------   --------   -----------
REVENUE
  Premium income............................  $  167,439   $       --   $       --   $  4,249   $   171,688
  Net investment income.....................     155,885      212,767       91,664        455       460,771
  Realized investment gains.................       2,503        7,744        2,692         50        12,989
  Fees and other income.....................      78,668       73,823       23,663      8,007       184,161
                                              ----------   ----------   ----------   --------   -----------
       Total revenue........................     404,495      294,334      118,019     12,761       829,609
                                              ----------   ----------   ----------   --------   -----------
BENEFITS AND EXPENSES
  Policyholder benefits.....................     247,878      153,327       60,061      2,234       463,500
  Intangible asset amortization.............      58,534       25,593       15,589         --        99,716
  Net deferral of insurance acquisition
     costs..................................     (50,328)     (18,222)     (13,033)    (5,242)      (86,825)
  Commissions and taxes, licenses and
     fees...................................      39,477       66,552       16,668      3,518       126,215
  Operating expenses........................      55,859       20,282       14,320     19,472       109,933
                                              ----------   ----------   ----------   --------   -----------
       Total benefits and expenses..........     361,420      247,532       93,605     19,982       712,539
                                              ----------   ----------   ----------   --------   -----------
Income (loss) before income tax expense
  (benefit).................................      53,075       46,802       24,414     (7,221)      117,070
Income tax expense (benefit)................      25,554       21,144       10,545     (2,528)       54,715
                                              ----------   ----------   ----------   --------   -----------
       Net income (loss)....................  $   27,521   $   25,658   $   13,869   $ (4,693)  $    62,355
                                              ==========   ==========   ==========   ========   ===========
BALANCE SHEET
  Total assets..............................  $2,877,854   $7,416,791   $3,759,173   $ 41,669   $14,095,487
                                              ==========   ==========   ==========   ========   ===========

                                                                                       NET
                                                                         REVENUE      INCOME      ASSETS
                                                                       -----------   --------   -----------
Total revenue, net income and assets, respectively, from above:.....   $   829,609   $ 62,355   $14,095,487
Less:
  Revenue, net income and assets of FKLA............................       338,854     24,740     3,105,396
  Revenue, net income and assets of ZLICA...........................        57,233      2,193       398,786
  Revenue, net loss and assets of Zurich Direct.....................         8,042     (3,295)        1,655
                                                                       -----------   --------   -----------
       Totals per the Company's consolidated financial statements...   $   425,480   $ 38,717   $10,589,650
                                                                       ===========   ========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 1997, Kemper Investors Life Insurance Company ("KILICO") appointed the accounting firm of PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), formerly Coopers & Lybrand, L.L.P., as independent accountants for the year ended December 31, 1997 to replace KPMG LLP effective with such appointment. KILICO's Board of Directors approved the selection of PricewaterhouseCoopers as the new independent accountants. Management had not consulted with PricewaterhouseCoopers on any accounting, auditing or reporting matter, prior to that time.

During the fiscal year ended December 31, 1996, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. KPMG LLP's report on the financial statements for 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with PricewaterhouseCoopers on accounting or financial disclosures for the years ended December 31, 1998 or 1997.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE
        POSITION WITH KILICO
          YEAR OF ELECTION                OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS OR MORE
        --------------------              -----------------------------------------------------
John B. Scott (54)                     Chief Executive Officer, President and Director of Federal
Chief Executive Officer since          Kemper Life Assurance Company (FKLA) and Fidelity Life
February 1992. President since         Association (FLA) since 1988. Chief Executive Officer,
November 1993. Director since 1992.    President and Director of Zurich Life Insurance Company of
                                       America (ZLICA) and Zurich Direct, Inc. (ZD) since March
                                       1996. Chairman of the Board and Director of Investors
                                       Brokerage Services, Inc. (IBS) and Investors Brokerage
                                       Services Insurance Agency, Inc. (IBSIA) since 1993. Chairman of the Board of FKLA and FLA from April 1988 to January
                                       1996. Chairman of the Board of KILICO from February 1992 to
                                       January 1996. Executive Vice President and Director of
                                       Kemper Corporation (Kemper) from January 1994 and March
                                       1996, respectively. Executive Vice President of Kemper
                                       Financial Companies, Inc. from January 1994 to January 1996 and Director from 1992 to January 1996.

Eliane C. Frye (51)                    Executive Vice President of FKLA and FLA since 1995.
Executive Vice President since 1995.   Executive Vice President of ZLICA and ZD since March 1996.
Director since May 1998.               Director of FLA since December 1997. Director of FKLA and
                                       ZLICA since May 1998. Director of ZD from March 1996 to
                                       March 1997. Director of IBS and IBSIA since 1995. Senior
                                       Vice President of KILICO, FKLA and FLA from 1993 to 1995.
                                       Vice President of FKLA and FLA from 1988 to 1993.

Frederick L. Blackmon (47)             Senior Vice President and Chief Financial Officer of FKLA
Senior Vice President and Chief        since December 1995. Senior Vice President and Chief
Financial Officer since December       Financial Officer of FLA since January 1996. Senior Vice
1995.                                  President and Chief Financial Officer of ZLICA since March
                                       1996. Senior Vice President and Chief Financial Officer of
                                       ZD since March 1996. Director of FLA since May 1998.
                                       Director of ZD from March 1996 to March 1997. Treasurer and
                                       Chief Financial Officer of Kemper since January 1996. Chief
                                       Financial Officer of Alexander Hamilton Life Insurance
                                       Company from April 1989 to November 1995.

James C. Harkensee (40)                Senior Vice President of FKLA and FLA since January 1996.
Senior Vice President since January    Senior Vice President of ZLICA since 1995. Senior Vice
1996.                                  President of ZD since 1995. Director of ZD from April 1993 to March 1997 and since March 1998. Vice President of ZLICA from 1992 to 1995. Chief Actuary of ZLICA from 1991 to 1994.
                                       Assistant Vice President of ZLICA from 1990 to 1992. Vice
                                       President of ZD from 1994 to 1995.

James E. Hohmann (43)                  Senior Vice President of FKLA since December 1995. Chief
Senior Vice President since December   Actuary of FKLA and KILICO from December 1995 to January
1995. Director since May 1998.         1999. Senior Vice President of FLA since January 1996. Chief
                                       Actuary of FLA from January 1996 to January 1999. Senior
                                       Vice President of ZLICA and ZD since March 1996. Chief
                                       Actuary of ZLICA and ZD from March 1996 to January 1999.
                                       Director of FLA since June 1997. Director of FKLA and ZLICA since May 1998. Director of ZD from March 1996 to March
                                       1997. Managing Principal (Partner) of Tillinghast-Towers
                                       Perrin from January 1991 to December 1995.
                                       Consultant/Principal (Partner) of Tillinghast-Towers Perrin
                                       from November 1986 to January 1991.

Edward K. Loughridge (44)              Senior Vice President and Corporate Development Officer of
Senior Vice President and Corporate    FKLA and FLA since January 1996. Senior Vice President and
Development Officer since January      Corporate Development Officer for ZLICA and ZD since March
1996.                                  1996. Senior Vice President of Human Resources of Zurich-
                                       American Insurance Group from February 1992 to March 1996.

Debra P. Rezabek (43)                  Senior Vice President of FKLA and FLA since March 1996.
Senior Vice President since 1996.      Corporate Secretary of FKLA and FLA since January 1996.
General Counsel since 1992. Corporate  Director of FLA since May 1998. Vice President of KILICO,
Secretary since January 1996.          FKLA and FLA since 1995. General Counsel and Director of
                                       Government Affairs of FKLA and FLA since 1992 and of KILICO since 1993. Senior Vice President, General Counsel and
                                       Corporate Secretary of ZLICA since March 1996. Senior Vice
                                       President, General Counsel and Corporate Secretary of ZD
                                       since March 1996. Director of ZD from March 1996 to March
                                       1997. Secretary of IBS and IBSIA since 1993. Director of IBS and IBSIA from 1993 to 1996. Assistant General Counsel of
                                       FKLA and FLA from 1988 to 1992. General Counsel and
                                       Assistant Secretary of KILICO, FKLA and FLA from 1992 to
                                       1996. Assistant Secretary of Kemper since January 1996.

            NAME AND AGE
        POSITION WITH KILICO
          YEAR OF ELECTION                OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS OR MORE
        --------------------              -----------------------------------------------------
Kenneth M. Sapp (53)                   Senior Vice President of FKLA, FLA and ZLICA since January
Senior Vice President since January    1998. Director of IBS since May 1998. Director of IBSIA
1998.                                  since September 1998. Vice President--Aetna Life Brokerage of Aetna Life & Annuity Company from February 1992 to
                                       January 1998.

George Vlaisavljevich (56)             Senior Vice President of FKLA, FLA and ZLICA since October
Senior Vice President since October    1996. Senior Vice President of ZD since March 1997. Director
1996.                                  of IBS and IBSIA since October 1996. Executive Vice
                                       President of The Copeland Companies from April 1983 to
                                       September 1996.

Loren J. Alter (60)                    Director of FKLA, FLA and Scudder Kemper Investments, Inc.
Director since January 1996.           (SKI) since January 1996. Director of ZLICA since May 1979.
                                       Executive Vice President and Chief Financial Officer of
                                       Zurich U.S. since 1979. President, Chief Executive Officer and Director of Kemper since January 1996.

William H. Bolinder (55)               Chairman of the Board and Director of FKLA and FLA since
Chairman of the Board and Director     January 1996. Chairman of the Board of ZLICA and ZD since
since January 1996.                    March 1995. Chairman of the Board and Director of Kemper
                                       since January 1996. Director of SKI since January 1996. Vice
                                       Chairman of SKI from January 1996 to 1998. Member of the
                                       Group Executive Board of Zurich Financial Services Group
                                       since 1998. Member of the Corporate Executive Board of
                                       Zurich Insurance Group from October 1994 to 1998. Chairman of Zurich American Insurance Company since 1998. Chairman of the Board of American Guarantee and Liability Insurance
                                       Company, Zurich American Insurance Company of Illinois,
                                       American Zurich Insurance Company and Steadfast Insurance
                                       Company since 1995. Chief Executive Officer of American
                                       Guarantee and Liability Insurance Company, Zurich American
                                       Insurance Company of Illinois and American Zurich Insurance
                                       Company from 1986 to June 1995. President of Zurich Holding
                                       Company of America since 1986. Manager of Zurich Insurance
                                       Company, U.S. Branch from 1986 to 1988. Underwriter for
                                       Zurich American Lloyds since 1986.

David A. Bowers (52)                   Director of FKLA and ZLICA since May 1997. Director of FLA
Director since May 1997.               since June 1997. Executive Vice President, Corporate
                                       Secretary and General Counsel of Zurich U.S. since August
                                       1985. Vice President, General Counsel and Secretary of
                                       Kemper since January 1996.

Gunther Gose (54)                      Director of FKLA, FLA and ZLICA since November 1998. Chief
Director since November 1998.          Financial Officer and Member of the Group Executive Board of
                                       Zurich Financial Services since October 1998. Member of the
                                       Corporate Executive Board of Zurich Insurance Group from
                                       April 1990 to October 1998.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                                                                   COMPENSATION
                                                                 ANNUAL COMPENSATION                  AWARDS
                                                      -------------------------------------------------------------
                                                                                                     LONG TERM
                                                                                      OTHER          INCENTIVE
                                                                                      ANNUAL           PLAN             ALL OTHER
                 NAME AND                                              BONUS       COMPENSATION       PAYOUTS          COMPENSATION
            PRINCIPAL POSITION                YEAR    SALARY ($)      ($)(2)          ($)(3)          ($)(2)           ($)(4)(5)(6)
-----------------------------------------------------------------------------------------------------------------------------------
John B. Scott..............................   1998     $171,000      $ --            $--             $ --                $ 38,326
Chief Executive Officer(1)                    1997      171,000       112,100         --              239,400              64,089
                                              1996      212,500        94,000         --              212,500             142,498
Eliane C. Frye.............................   1998      107,160        --             --               --                  18,024
Executive Vice President(1)                   1997       98,040        47,515         --               91,590              30,311
                                              1996      105,000        41,750         --               69,750              58,520
Frederick L. Blackmon......................   1998       94,160        --             --               --                   8,977
Senior Vice President and Chief Financial     1997       96,300        54,225         --              112,500              19,543
  Officer(1)                                  1996      100,583        47,000         27,924           71,250              11,226
George Vlaisavljevich......................   1998      260,000        --             --               --                  23,236
Senior Vice President(1)...................   1997      252,500       146,000         39,922          243,000               9,165
James E. Hohmann...........................   1998       88,400        --             --               --                   7,823
Senior Vice President and                     1997       79,333        45,500         --               80,150               1,063
  Chief Actuary(1)                            1996      113,333        --             --               --                  11,333

---------------
(1) Also served in same positions for FKLA, ZLICA and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) Annual bonuses are paid pursuant to annual incentive plans. The amounts of the bonuses earned in 1998 were not available as of the date of this filing.

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

    (d) Relocation expense reimbursements of $21,437 in 1996 for Mr. Blackmon and $24,498 for Mr. Vlaisavljevich in 1997.

(4) The amounts in this column include:

    (a) The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations.

    (b) Distributions from the Kemper and FKLA supplemental plans.

(5) Pursuant to the Conseco Merger Agreement, which was an agreement that was subsequently terminated as the result of a failed merger attempt by Conseco, the restricted stock awards for 1993 and 1994 were cancelled. To replace these awards, on June 30, 1994, the Committee, under the Kemper Bonus Restoration Plan and in its sole discretion, granted cash awards to the named executive officers and other affected executives entitling each of them to receive an amount in cash immediately prior to the effective time of the then-planned Conseco merger equal to the product of the number of shares of restricted stock previously granted to such individual under the 1993 Senior Executive Long-Term Incentive Plan multiplied by the consideration payable in the merger. As a result of the termination of the Conseco Merger Agreement, no cash awards were paid pursuant to the Kemper Bonus Restoration Plan.

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

By their terms, the phantom stock units associated with cancelled shares of restricted stock originally awarded in 1993, as supplemented, would have vested on December 31, 1995 and entitled the holders to a cash payment (net of any required tax withholding) determined by the value of Kemper's common stock based on an average trading range to December 31, 1995, and those phantom stock units associated with the cancelled restricted stock originally awarded in 1994 could similarly have vested and been paid on December 31, 1996, subject to ongoing employment to the respective vesting dates. Notwithstanding these vesting provisions, the phantom stock units earlier vested and entitled payment upon the consummation of a "change of control" of Kemper. Dividend equivalents were payable to holders of the phantom stock units as compensation income when and as dividends were paid on Kemper's outstanding common stock, and the Executive Incentive Plan provided for standard anti-dilution adjustments.

Phantom stock units awarded to the named executive officers subject to vesting on December 31, 1996, were Mr. Scott 12,600 phantom units and Ms. Frye 1,680 phantom units. All phantom stock units vested and were paid immediately prior to the effectiveness of the January 4, 1996 acquisition of Kemper by Zurich and Insurance Partners. Mr. Scott and Ms. Frye received allocated cash out payments of $430,272, and $80,317, respectively, in 1996.

(6) Pursuant to the terms of a Termination Protection Agreement with Kemper dated March 17, 1994, Mr. Scott received payments in 1995 and 1996. These payments were made by Kemper and no portion of the payments were allocated to KILICO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) AS OF MARCH 1, 1999, 100% OF THE OUTSTANDING SHARES OF KILICO WERE OWNED BY KEMPER CORPORATION, 1 KEMPER DRIVE, LONG GROVE, ILLINOIS 60049.

(B) NOT APPLICABLE.

(C) CHANGES IN CONTROL.

As previously discussed in PART 1, ITEM 1, on February 27, 1998, Zurich acquired Insurance Partner's remaining 20 percent interest for cash. As a result of this transaction, Kemper Corporation and KILICO became wholly-owned subsidiaries of Zurich.

Effective September 7, 1998, the businesses of Zurich merged with the financial services business of B.A.T. Industries forming Zurich Financial Services ("ZFS"). ZFS is owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively. Zurich Allied AG, representing the financial interest of the former Zurich Group, is listed on the Swiss Market Index, replacing Zurich. Allied Zurich, p.l.c., representing the financial interest of B.A.T. Industries, is included in the FTSE-100 Share Index in London.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS--none.

(B) CERTAIN BUSINESS RELATIONSHIPS--not applicable.

(C) INDEBTEDNESS OF MANAGEMENT--not applicable.

(D) TRANSACTIONS WITH PROMOTERS--not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 22 in ITEM 8.

(A)(2) SCHEDULES.

The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 1998 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are inapplicable.

SCHEDULE                               TITLE                              PAGE
--------                               -----                              ----
   IV       Reinsurance, for the year ended December 31, 1998*..........   51
   V        Valuation and qualifying accounts, for the year ended
            December 31, 1998*..........................................   52

---------------
* This schedule for the years ended December 31, 1997 and 1996 is incorporated by reference to KILICO's Form 10-K filed on March 25, 1998 and on March 25, 1997, respectively.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits on page 55 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1998.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Frederick L. Blackmon, Senior Vice President and Chief Financial Officer, and David S. Jorgensen, Corporate Controller, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Investors Life Insurance Company to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 26th day of March, 1999.

                                     KEMPER INVESTORS LIFE INSURANCE COMPANY

                                     By:  /s/  JOHN B. SCOTT*
                                       John B. Scott
                                       President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 26TH DAY OF MARCH, 1999.

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

/s/  LOREN J. ALTER*                                              Director
-----------------------------------------------------------
Loren J. Alter

* By: /s/ DAVID S. JORGENSEN                                      Corporate Controller
-----------------------------------------------------------
      David S. Jorgensen,
      Pursuant to a Power of Attorney

                                                                     SCHEDULE IV
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                          YEAR ENDED DECEMBER 31, 1998
                                 (in thousands)

                                                       CEDED TO          ASSUMED                          PERCENTAGE OF
                                       GROSS            OTHER           FROM OTHER           NET              AMOUNT
           DESCRIPTION               AMOUNT(1)       COMPANIES(2)      COMPANIES(3)        AMOUNT         ASSUMED TO NET
           -----------               ---------       ------------      ------------        ------         --------------
Life insurance in force...........  $68,990,708      $(62,879,610)     $11,682,256       $17,793,354          65.7%
                                    ===========      ============      ===========       ===========          =====
Life insurance premiums...........  $       810      $        (32)     $    21,569       $    22,347          96.5%
                                    ===========      ============      ===========       ===========          =====

---------------

(1) The significant increase in life insurance in force reflects $6.9 billion of face amount issued related to individual and group variable bank-owned life insurance contracts sold in 1998.

(2) Life insurance in force ceded to other companies was primarily ceded to an affiliated company, ZC Life Reinsurance Limited.

(3) Premiums assumed during 1998 were from an affiliated company, Federal Kemper Life Assurance Company.

                                                                      SCHEDULE V
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1998
                                 (in thousands)

                                                                          ADDITIONS
                                                               --------------------------------
                                               BALANCE AT      CHARGED TO         CHARGED TO                           BALANCE AT
                                               BEGINNING       COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--        END OF
                 DESCRIPTION                   OF PERIOD        EXPENSES           DESCRIBE            DESCRIBE          PERIOD
                 -----------                   ----------      ----------      ----------------      ------------      ----------
Asset valuation reserves:
  Joint venture mortgage loans...............    $--            $16,433              $--               $--              $16,433
  Third-party mortgage loans.................     --              --                  --                --                --
  Other real estate-related investments......     6,779           --                  --                   365            6,414
                                                 ------         -------              ---               -------          -------
       Total                                     $6,779         $16,433              $--               $   365(1)       $22,847
                                                 ======         =======              ===               =======          =======

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