Form 10-Q
period 1999-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 1999-05-17
CIK 351754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
   	Exchange Act of 1934. For the quarterly period ended March 31, 1999.

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

As of May 1, 1999, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

*	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                                FORM 10-Q



PART I.	   FINANCIAL STATEMENTS        	                 					PAGE NO.



     Consolidated Balance Sheets -
        March 31, 1999 and December 31, 1998.........................3


     Consolidated Statements of Operations -
        Three months ended March 31, 1999 and 1998...................4

     Consolidated Statements of Comprehensive Income (Loss)-
        Three months ended March 31, 1999 and 1998...................5


     Consolidated Statements of Cash Flows -
        Three months ended March 31, 1999 and 1998...................6


     Notes to Consolidated Financial Statements......................7


     Management's Discussion and Analysis
        Results of Operations........................................9
        Investments.................................................13
        Liquidity and Capital Resources.............................16



PART II.	   OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K......................18


     Signatures.....................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
                                                  	March 31	   	December 31
                                                    	1999          1998
                                                	------------  	-----------
ASSETS
Investments:
  Fixed maturities, available for sale, at
    fair value (amortized cost: March 31, 1999,
    $3,430,143; December 31, 1998,
    $3,421,535)                                 	$	3,452,289   	$	3,482,820
  Trading account securities at fair value
 	  (amortized cost: March 31, 1999, $117,058;
   	December 31, 1998, $99,095)	                    	117,837       	101,781
  Short-term investments	                             32,072        	58,334
  Joint venture mortgage loans	                       68,937        	65,806
  Third-party mortgage loans                         	76,488        	76,520
  Other real estate-related investments	              21,778	        22,049
  Policy loans                                      	269,070       	271,540
  Equity securities                                  	66,631        	66,854
  Other invested assets                              	24,521        	23,645
                                                		----------	    ----------
  Total investments	                              	4,129,623    		4,169,349

Cash		                                               	10,204       		13,486
Accrued investment income	                           127,335       	124,213
Goodwill	                                            213,465       	216,651
Value of business acquired	                          118,453       	118,850
Deferred insurance acquisition costs	                105,215        	91,543
Deferred income taxes	                                71,607        	35,059
Reinsurance recoverable                             	336,061       	344,837
Receivable on sales of securities	                     4,242	         3,500
Other assets and receivables                         	21,493	        23,029
Assets held in separate accounts	                  7,845,973     	7,099,204
                                                 	----------    	----------
  Total assets	                                 $	12,983,671  	$	12,239,721
                                                 	==========    	==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits	                          $	3,860,075   	$	3,906,391
Benefits and funds payable	                          356,731       	318,369
Other accounts payable and liabilities               	77,288        	61,898
Liabilities related to separate accounts	          7,845,973     	7,099,204
                                                		----------    	----------
  Total liabilities		                             12,140,067	   	11,385,862
                                                 	----------    	----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
 	300,000 shares; outstanding 250,000 shares	          2,500	        2,500
Additional paid-in capital	                          804,347      	804,347
Accumulated other comprehensive income               	12,125	       32,975
Retained earnings                                    	24,632       	14,037
                                                		----------   	----------
  Total stockholder's equity	                       	843,604     		853,859
                                                 	----------   	----------
  Total liabilities and stockholder's equity   	$	12,983,671 	$	12,239,721
                                                 	==========   	==========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
                                                    	Three Months Ended
                                                       			March 31
                                                		-------------------------
                                                 		   1999	    		 	1998
                                                  		--------	   	--------
REVENUE
Net investment income                              	$	65,693    	$	70,551
Realized investment gains (losses)	                     (965)      	1,854
Premium income	                                        5,688       	5,203
Separate account fees and charges	                    22,646      	17,992
Other income	                                          2,584	       2,426
                                                    	-------    		-------
  Total revenue	                                     	95,646	     	98,026
                                                   		-------     	-------

BENEFITS AND EXPENSES
Interest credited to policyholders		                  41,546     		45,690
Claims incurred and other policyholder
  benefits	                                           	3,173     		12,240
Taxes, licenses and fees	                             12,731       	6,676
Commissions		                                         12,693      		7,209
Operating expenses                                   	10,766	      10,096
Deferral of insurance acquisition costs	             (14,325)     	(8,890)
Amortization of insurance acquisition costs           	2,813	         917
Amortization of value of business acquired	            4,960       	4,427
Amortization of goodwill                             		3,186      		3,184
                                                    	-------	     -------
  Total benefits and expenses	                       	77,543	     	81,549
                                                   		-------    		-------

Income before income tax expense	                    	18,103	     	16,477


Income tax expense (benefit)
  Current	                                            32,830      	13,668
		Deferred	                                          (25,322)     	(6,421)
                                                    	-------     	-------
  Total income tax expense	                            7,508	       7,247
                                                    	-------	     -------
Net income	                                         $	10,595     	$	9,230
 	                                                   =======     	=======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)
                                                   	 Three Months Ended
                                                			     	 March 31
                                                  		 ------------------

	                                                    	 1999	     1998
                                                     	-----	     -----
Net income	                                         	$	10,595  	$	9,230
Other comprehensive income (loss), before tax:
	 Unrealized holding gains (losses) on investments
   arising during period:
				Unrealized holding gains (losses) on
     investments                                     	(40,358)     	276
 			Adjustment to value of business acquired	           4,251	     (306)
 			Adjustment to deferred insurance acquisition
     costs                                             	2,139     	(488)
                                                  			--------  --------
  				Total unrealized holding losses on
       investments	arising during period             	(33,968)    	(518)
                                                 				-------- 	--------
 	Less reclassification adjustments for items
			included in net income:
				Adjustment for (gains) losses included in
     realized investment gains (losses)	                2,115      	679
				Adjustment for amortization of premium on
     fixed maturities included in net investment
     income	                                           (3,674)  	(4,676)
				Adjustment for gains included in amortization
					of value of business acquired	                      (311)    	(355)
				Adjustment for gains included in amortization
 				of insurance acquisition costs                      	(22)     	(91)
  				Total reclassification adjustments for items   	-------  	-------
   				included in net income	                         (1,892)  	(4,443)
                                                  				-------  	-------

Other comprehensive income (loss), before related
 income	tax expense (benefit)                        	(32,076)   	3,925

 	Related income tax expense (benefit)               	(11,226)	   1,374
                                                  				-------  	-------
Other comprehensive income (loss), net of tax	        (20,850)   	2,551
                                                  				-------   -------
Comprehensive income (loss)	                         $(10,255)	$	11,781
                                                     	=======  	=======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                     Three Months Ended
                                                       			March 31
                                                   		------------------

	                                                     1999        1998
                                                    	------     	------
Cash flows from operating activities
  Net income                                       	$	10,595   	$	9,230
  Reconcilement of net income to net cash
   provided(used):
    Realized investment (gains) losses	                  965	    (1,854)
    Net change in trading account securities	        (18,011)         -
    Interest credited and other charges              	40,957    	44,817
    Deferred insurance acquisition costs	            (11,512)   	(7,973)
    Amortization of value of business acquired	        4,960     	4,427
    Amortization of goodwill                          	3,186     	3,184
    Amortization of discount and premium on
     investments	                                      3,833	     4,676
    Deferred income taxes                           	(25,323)   	(6,421)
    Net change in current Federal income taxes        	6,708	   (88,337)
    Benefits and premium taxes due related to
     separate account bank-owned life insurance	      36,897    	(4,817)
    Other, net	                                          142    	(3,869)
                                                   		-------  		-------
    Net cash flow provided by (used in) operating
     activities	                                      53,397   	(46,937)
                                                   		-------  		-------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity	               128,690    105,759
    Fixed maturities sold prior to maturity         	158,279   	192,617
    Equity securities                                   	732       	331
    Mortgage loans, policy loans and other
     invested assets                                 	16,586    	17,886
  Cost of investments purchased or loans
   originated:
    Fixed maturities	                               (300,295) 	(322,247)
    Equity securities                                     	-	   (25,433)
    Mortgage loans, policy loans and other
     invested assets	                                (11,786)  	(13,451)
  Short-term investments, net                        	26,262   	216,391
  Net change in receivable and payable for
   securities	transactions                             	(742)	   (7,708)
                                                    	-------   	-------
    Net cash provided by investing activities	        17,726   	164,145
                                                    	-------   	-------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                         	62,848    	36,603
    Withdrawals                                    	(141,344) 	(175,916)
  Other                                               	4,091     	7,596
                                                    	-------	   -------
    Net cash used in financing activities	           (74,405) 	(131,717)
                                                    	-------   	-------
Net decrease in cash	                                 (3,282)  	(14,509)
Cash at the beginning of period                      	13,486    	23,868
                                                    	-------   	-------
Cash at the end of the period	                      $	10,204   	$	9,359
                                                    	=======   	=======

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

2. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1998 Annual Report on Form 10-K.

3.	 KILICO, along with its affiliates Federal Kemper Life Assurance Company,
    Zurich Life Insurance Company of America, Fidelity Life Association, A
    Mutual Legal Reserve Company and Zurich Direct, Inc. operate under the trade name Zurich Kemper Life. Zurich Kemper Life is segregated by
    Strategic Business Unit ("SBU"). The SBU concept has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Kemper Life, because it is at the SBU level that Zurich Kemper
    Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of Zurich
    Kemper Life's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of generally accepted accounting principles.

    Zurich Kemper Life is segregated into the Agency, Financial, Group Retirement and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Zurich Kemper Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity.

Summarized financial information for Zurich Kemper Life's SBUs are as follows:

As of and for the period ending March 31, 1999:
(in thousands)
                                              			 Group
                        		  	Agency	 Financial		Retirement		Direct	     Total
                             ------  ---------  ----------  ------      -----
Total revenues	             	90,520	   	57,285    	33,743	   	8,955	  	190,503
                             ======     ======     ======     =====    =======
Net income (loss)		           4,781    		6,716    		2,139	  	(1,617)		  12,019
                             ======     ======     ======     =====    =======
Total assets		            3,134,465  8,946,914		4,234,473	  	54,234	16,370,086
                          =========  =========  =========    ====== ==========

                                                           Net
                                             Revenue  Income (Loss)    Assets
                                             -------  -------------    ------
Total revenue, net income and assets,
  respectively, from above:                		190,503     	12,019	   16,370,086

Less:
  Revenue, net income & assets of FKLA	      	75,584      	3,060    	2,968,386
  Revenue, net income & assets of ZLICA	     	13,208      	1,233	      414,970
  Revenue, net (loss) & assets of Zurich
   Direct                                     	6,065     	(2,869)       	3,059
  Totals per KILICO's consolidated
   financial statements		                     95,646     	10,595   	12,983,671
                                              ======      ======    ==========


As of and for the period ending March 31, 1998:
(in thousands)
                                              			  Group
                          			Agency	  Financial 	Retirement 	Direct    	 Total
                             ------   ---------  ----------  ------      -----
Total revenues		             96,957 	 	60,672    		33,900	   	7,867	  	199,396
                             ======    ======      ======     =====    =======
Net income		                  3,408	   	7,076     		3,208   		1,148   		14,840
                             ======    ======      ======     =====    =======
Total assets            		3,342,148 6,944,936	 	4,043,465	  	35,725 14,371,274
                          ========= =========   =========    ====== ==========


                                                           Net
                                             Revenue  Income (Loss)    Assets
                                             -------  -------------    ------
Total revenue, net income and assets,
 respectively, from above:		                 199,396	    14,840	    14,371,274

Less:
  Revenue, net income & assets of FKLA	      	80,482	     4,837     	3,086,027
  Revenue, net (loss) & assets of ZLICA	     	14,380	      (542)	      394,407
  Revenue, net income & assets of Zurich
   Direct	                                     6,508	     1,315         	6,179
                                             -------     ------     ----------
  Totals per KILICO's consolidated
   financial statements                      	98,026     	9,230    		10,884,66
                                             =======     ======     ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

KILICO recorded net income of $10.6 million in the first quarter of 1999, compared with net income of $9.2 million in the first quarter of 1998. The increase in net income in the first quarter of 1999, compared with the first quarter of 1998, was primarily related to an increase in operating earnings.

The following table reflects the components of net income:

Net income:
(in millions)
                                                      	Three months ended
                                                										  March 31
                                                       ------------------
                                                        	1999      1998
                                                        	----     	----
Operating earnings before amortization of goodwill	    $	14.4   	$	11.2
Amortization of goodwill	                                (3.2)	    (3.2)
Net realized capital gains (losses)                      	(.6)     	1.2
                                                     	   ----	     ----
 	Net income	                                          $	10.6    	$	9.2
                                                     		  ====     	====

The following table reflects the major components of net realized capital gains and losses included in net income.

Net realized capital gains (losses)
                                                      	Three months ended
                                                         			March 31
                                                     		------------------
                                                        	1999      1998
                                                        	----     	----
Real estate-related gains                              	$	1.3     	$	.6
Fixed maturities	                                        (1.0)     	1.1
Trading account securities-holding losses		              (1.9)	       -
Equity securities		                                        .7	       .2
                                                        	----     	----
Realized investment gains (losses)                      	 (.9)     	1.9
Income tax expense (benefit)	                             (.3)      	.7
                                                       		----	     ----
Net realized capital gains (losses)                    	$	(.6)   	$	1.2
			                                                      ====     	====

Operating earnings before amortization of goodwill increased to $14.4 million in the first quarter of 1999, compared with $11.2 million in the first quarter of 1998. This increase was primarily due to:

  * an increase in separate account fees and charges
  * a decrease in claims incurred and other policyholder benefits
  * an increase in the deferral of insurance acquisition costs, offset by
  * an increase in taxes, licenses and fees
  * an increase in commissions and operating expenses
  * an increase in amortization of insurance acquisition costs, and
  * a decrease in spread revenue

Sales
(in millions)
                                                       Three Months Ended
                                                          		March 31
                                                      	------------------
                                                      	  1999	     1998
                                                       	-----     	-----
Annuities:
 	General account	                                     $	62.5    	$	36.5
 	Separate account	                                      95.6      	60.6
                                                       	-----	    	-----
    Total annuities                                    	158.1      	97.1
                                                       	-----    		-----
Life insurance:
 	Separate account bank-owned life insurance ("BOLI")  	667.2     	158.7
 	Separate account variable universal life insurance	    11.0       	1.2
 	Term life                                              	5.3	       5.0
 	Interest-sensitive life	                                  -	        .1
                                                      		-----    		-----
   	Total life                                         	683.5     	165.0
                                                      		-----    		-----
Total sales	                                          $	841.6   	$	262.1
                                                       	=====     	=====

Sales of annuity products consist of total deposits received. Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

General account fixed annuity sales increased $26.0 million in the first quarter of 1999, compared with the first quarter of 1998, while separate account variable annuity sales increased $35.0 million in the first quarter of 1999, compared with the first quarter of 1998. The increase in general account and separate account annuity sales was primarily due to the introduction of a new variable annuity product with both a variable option and a fixed option in the second half of 1998.

The increase in BOLI sales in 1999 was primarily due to the nature of the BOLI product-high dollar volume per sale, low frequency of sales.

Separate account fees and charges consist of the following as of March 31, 1999 and 1998:

(in millions)
                                                    	Three Months Ended
                                                        		March 31
                                                    	------------------
                                                    	  1999     	1998
                                                     	------   	------
 	Separate account fees on non-BOLI variable	         $	10.7   	$	9.5
	   life and annuities
 	BOLI cost of insurance charges and fees <F1> <F3>	      .5	     4.3
 	BOLI premium tax expense loads <F2>                  	11.4     	4.2
                                                    		------	  ------
    Total	                                            $	22.6  	$	18.0
                                                     	======  	======
-------------------

<F1> KILICO ceded $46.0 million and $38.4 million of such charges to ZC
     Life Reinsurance Limited ("ZC Life"), an affiliate, during 1999 and 1998, respectively.
<F2> There is a corresponding offset in taxes, licenses and fees.
<F3> No commissions were paid on BOLI.

BOLI cost of insurance charges and fees decreased $3.8 million in the first quarter of 1999, compared with 1998, reflecting the increase in the percentage ceded to ZC Life in 1998 from 90% to 100%.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)
                                                    	Three Months Ended
                                                        		March 31
                                                    	-------------------
                                                     	 1999	      1998
                                                     	------    	------

General account	                                     $	135.5   	$	178.5
Separate account		                                     115.0      	60.8
                                                    		------	   	------
Total                                               	$	250.5	   $	239.3
                                                     	======   		======


Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $43.0 million in the first quarter of 1999, compared with the first quarter of 1998, reflecting a decrease in claims as well as a decrease in overall surrenders and withdrawals.

Separate account surrenders, withdrawals and death benefits increased $54.2 million in the first quarter of 1999, compared with the first quarter of 1998. Contributing to this increase is a partial withdrawal on a BOLI contract of $27.8 million during the first quarter of 1999.

Claims and other policyholder benefits decreased $9.1 million in the first quarter of 1999, compared with 1998, primarily due to a decrease in BOLI-related claims and benefits reflecting the 1998 amendment to the BOLI reinsurance agreement with ZC Life. Claims assumed from FKLA also decreased $2.7 million during the first quarter of 1999, compared to 1998.

Taxes, licenses and fees increased during the first quarter of 1999, compared with 1998, primarily reflecting premium taxes on BOLI.
KILICO received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first quarter of 1999.

Commissions expense and the deferral of insurance acquisition costs increased in the first quarter of 1999, compared with the first quarter of 1998, due to the higher level of sales, excluding BOLI.

Spread revenue decreased in the first quarter of 1999, compared with the first quarter of 1998, due to a greater decrease in investment income than in interest credited. Investment income decreased in 1999, compared with 1998, due to a decrease in cash and invested assets from the 1998 levels reflecting negative operating cash flow in 1998, the dividends paid to Kemper Corporation in December 1998, and the reinvestment of 1998 sales proceeds and CMO prepayments at lower yields due to the low interest rate environment in 1998. Net investment income was also negatively impacted by the placement of a real estate-related investment on non-accrual status effective January 1, 1999. The decrease in interest credited was primarily due to a decrease in policyholder liabilities due to surrender and withdrawal activity in 1999 and 1998, and a decrease in crediting rates during 1999 and 1998.

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

Invested assets and cash
(in millions)
                                     		March 31, 1999   	December 31, 1998
                                     		--------------	   -----------------
Cash and short-term investments	       $	  42	   1.0%   	$	  72      	1.7%
Fixed maturities:
  Investment grade:
    NAIC <F1> Class 1                  	2,597	  62.7     	2,663     	63.7
    NAIC <F1> Class 2                    	770  	18.6       	724     	17.3
  Below investment grade:
    Performing                            	85	   2.1	        96	      2.3
Trading account securities              	 118   	2.9       	102      	2.4
Joint venture mortgage loans              	69   	1.7	        66      	1.6
Third-party mortgage loans                	76   	1.8        	76	      1.8
Other real estate-related investments     	22	    .5	        22       	.5
Policy loans	                             269   	6.5       	271      	6.5
Equity securities                         	67   	1.6        	67      	1.6
Other		                                    25	    .6	        24       	.6
                                       	-----  -----	    	-----    	-----
    Total                            	$	4,140 	100.0%  	$	4,183    	100.0%
                                       	===== 	=====    		=====    	=====
__________________________________________________________

<F1>	National Association of Insurance Commissioners ("NAIC").
    	--  Class 1 = A- and above
    	--  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities at March 31, 1999 was $22.1 million, compared with $61.3 million at December 31, 1998. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 1999, investment-grade fixed maturities and cash and short-term investments accounted for 82.3 percent of KILICO's invested assets and cash, compared with 82.7 percent at December 31, 1998.

Approximately 25.1 percent of KILICO's investment-grade fixed maturities at March 31, 1999 were mortgage-backed securities, down from 28.0 percent at December 31, 1998, due to sales and paydowns during 1999. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 16.4 percent of KILICO's investment-grade fixed maturities at March 31, 1999 consisted of corporate asset-backed securities, compared with 15.4 percent at December 31, 1998. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Real estate-related investments

The $167.2 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.1 percent of cash and invested assets at March 31, 1999, compared with $164.4 million, or
3.9 percent, at December 31, 1998.



Real estate outlook

The following table is a summary of KILICO's troubled real estate-related investments:

Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned)
(in millions)
                                              			March 31    December 31
                                                			1999        	1998
                                               ------------	 -----------
Potential problem loans <F1>                   	$      	-	    $	      -
Past due loans <F2>                                    	-	           	-
Nonaccrual loans <F3>                              	108.6         	37.4
Real estate owned	                                      -	            -
                                                   	-----        	-----
  Total	                                        $	  108.6	    $   	37.4
                                                   	=====        	=====
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
  <F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $86.6 million and $31.8 million at March 31, 1999 and December 31, 1998, respectively.

KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $55.3 million (net of reserves) at March 31, 1999. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies which will determine the long-term economic viability of the project. Due to management's desire not to increase book value of the MLP over the 1998 levels, as interest has historically been added to principal, the Company placed these loans on non-accrual status effective January 1, 1999.

Net investment income

KILICO's pre-tax net investment income totaled $65.7 million in the first quarter of 1999, compared with $70.6 million in the first quarter of 1998. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                                     Three months ended
                                                        	 March 31
                                                     ------------------
                                                      	1999     	1998
                                                      	----     	----
Fixed maturities	                                      $	 -	     $	.1
Real estate-related investments                        	2.6	      1.0
                                                      	----	     ----
Total                                                	 $2.6     	$1.1
                                                      	====     	====
Basis points		                                          25       	10
                                                      	====     	====

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

Interest rates

Interest rates rose in the first quarter of 1999, after falling in the fourth quarter of 1998, contributing to a significant decrease in unrealized fixed maturity investment gains. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

KILICO has taken substantial steps over the last several years to ensure that its systems will be compliant for the year 2000. Such steps have included the replacement of older systems with new systems which are already compliant. In 1996, KILICO replaced its investment accounting system, and, in 1997, KILICO replaced its general ledger and accounts payable system. KILICO has also ensured that new systems developed to support new product introductions in 1997, 1998 and beyond are already year 2000 compliant. Data processing expenses related solely to bringing KILICO's systems in compliance with the year 2000 amounted to $290 thousand in the first quarter of 1999. KILICO anticipates that it will cost an additional $480 thousand to bring all remaining systems into compliance.

KILICO's policy administration systems have been completely renovated to be year 2000 compliant and are currently running in a test environment. Approximately 95 percent of KILICO's ancillary systems confirmed to be year 2000 compliant were in production at March 31, 1999. It is anticipated that all such systems will be in production at May 31, 1999 or sooner. Testing procedures have confirmed the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities and interfaces in an operational environment. KILICO's testing and verification for year 2000 compliance has encompassed the following:

  * Mainframe computing systems
  * Mainframe hardware and systems software
  * PC/LAN computing systems
  * PC/LAN hardware and systems software
  * End-user computing systems
  * Interfaces to and from third parties, and
  * Other miscellaneous electronic non-information systems

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

        No reports on Form 8-K were filed during the three
     			months ended March 31, 1999.

                   Kemper Investors Life Insurance Company
                                 FORM 10-Q
                 For the fiscal period ended March 31, 1999
                --------------------------------------------

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Kemper Investors Life Insurance Company
                               (Registrant)


     Date:   	May 13, 1999    	By: /s/JOHN B. SCOTT
                                  ----------------------------------
                                  	John B. Scott
                                   President, Chief Executive Officer and
                                   Director

     Date:   	May 13, 1999	    By: /S/FREDERICK L. BLACKMON
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

[MULTIPLIER] 	1,000

[PERIOD-TYPE]	3-MOS.
[FISCAL-YEAR-END]	                                             	DEC-31-1999
[PERIOD-START]		                                                JAN-01-1999
[PERIOD-END]		                                                  MAR-31-1999
[DEBT-HELD-FOR-SALE]                                             	3,452,289
[DEBT-CARRYING-VALUE]	                                            3,452,289
[DEBT-MARKET-VALUE]		                                             3,452,289
[EQUITIES]	                                                         	66,631
<MORTGAGES>		                                                       145,425
[REAL-ESTATE]	                                                      	21,778
[TOTAL-INVEST]		                                                  4,129,623
[CASH]		                                                             10,204
[RECOVER-REINSURE]		                                                336,061
[DEFERRED-ACQUISITION]                                             	105,215
[TOTAL-ASSETS]	                                                 	12,983,671
[POLICY-LOSSES]	                                                 	3,860,075
[UNEARNED-PREMIUMS]		                                                     0
[POLICY-OTHER]		                                                          0
[POLICY-HOLDER-FUNDS]	                                              356,731
[NOTES-PAYABLE]	                                                         	0
[COMMON]		                                                            2,500
[PREFERRED-MANDATORY]                                                    	0
[PREFERRED]	                                                             	0
[OTHER-SE]		                                                        841,104
[TOTAL-LIABILITY-AND-EQUITY]	                                    12,983,671
[PREMIUMS]		                                                          5,688
[INVESTMENT-INCOME]		                                                65,693
[INVESTMENT-GAINS]		                                                   (965)
[OTHER-INCOME]	                                                     	25,230
[BENEFITS]		                                                         44,719
[UNDERWRITING-AMORTIZATION]                                          	2,813
[UNDERWRITING-OTHER]	                                                     0
[INCOME-PRETAX]		                                                    18,103
<INCOME-TAX)	                                                        	7,508
[INCOME-CONTINUING]		                                                10,595
<DISCOUNTED>		                                                            0
[EXTRAORDINARY]		                                                         0
[CHANGES]		                                                               0
[NET-INCOME]		                                                       10,595
[EPS-PRIMARY]	                                                           	0
[EPS-DILUTED]	                                                           	0
[RESERVE-OPEN]		                                                          0
[PROVISION-CURRENT]		                                                     0
[PROVISION-PRIOR]		                                                       0
[PAYMENTS-CURRENT]		                                                      0
[PAYMENTS-PRIOR]		                                                        0
[RESERVE-CLOSE]		                                                         0
[CUMULATIVE-DEFICIENCY]	                                                  0

11