Form 10-Q
period 1999-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1999-08-16
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X No.

As of August 1, 1999, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                  KEMPER INVESTORS LIFE INSURANCE COMPANY
                                 FORM 10-Q



PART I.   FINANCIAL STATEMENTS                                 PAGE NO.



      Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998 ........................3
      Consolidated Statements of Operations -
          Six months and three months ended June 30, 1999 and 1998 ...4

      Consolidated Statements of Comprehensive Income (Loss)-
          Six months and three months ended June 30, 1999 and 1998 ...5

      Consolidated Statements of Cash Flows -
          Six months ended June 30, 1999 and 1998 ....................6


      Notes to Consolidated Financial Statements......................7


      Management's Discussion and Analysis
          Results of Operations.......................................9
          Investments................................................13
          Liquidity and Capital Resources............................16



   PART II.  OTHER INFORMATION


      ITEM 6.  Exhibits and Reports on Form 8-K......................18


      Signatures.....................................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
                                                  June 30     December 31
                                                   1999          1998
                                                (unaudited)
                                               ------------   -----------
ASSETS
Investments:
   Fixed maturities, available for sale, at
     fair value (amortized cost: June 30, 1999,
     $3,366,661; December 31, 1998,
     $3,421,535)                                $ 3,314,352    $3,482,820
   Trading account securities at fair value
       (amortized cost: June 30, 1999, $132,686;
       December 31, 1998, $99,095)                  129,623       101,781
   Short-term investments                            27,376        58,334
   Joint venture mortgage loans                      68,435        65,806
   Third-party mortgage loans                        64,139        76,520
   Other real estate-related investments             24,774        22,049
   Policy loans                                     264,618       271,540
   Equity securities                                 64,077        66,854
   Other invested assets                             24,512        23,645
                                                 ----------     ---------
   Total investments                              3,981,906     4,169,349

Cash                                                 22,671        13,486
Accrued investment income                           122,583       124,213
Goodwill                                            210,279       216,651
Value of business acquired                          124,132       118,850
Deferred insurance acquisition costs                127,452        91,543
Federal income tax recoverable                       32,075             -
Deferred income taxes                                73,049        35,059
Reinsurance recoverable                             326,552       344,837
Receivable on sales of securities                         -         3,500
Other assets and receivables                         18,674        23,029
Assets held in separate accounts                  8,083,141     7,099,204
                                                 ----------     ---------
   Total assets                                 $13,122,514   $12,239,721
                                                 ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits                          $ 3,823,646    $3,906,391
Benefits and funds payable                          383,375       318,369
Other accounts payable and liabilities               55,580        61,898
Liabilities related to separate accounts          8,083,141     7,099,204
                                                 ----------     ---------
   Total liabilities                             12,345,742    11,385,862
                                                 ----------     ---------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
     300,000 shares; outstanding 250,000 shares       2,500         2,500
Additional paid-in capital                          804,347       804,347
Accumulated other comprehensive income (loss)       (47,806)       32,975
Retained earnings                                    17,731        14,037
                                                 ----------     ---------
   Total stockholder's equity                       776,772       853,859
                                                 ----------     ---------
   Total liabilities and stockholder's equity  $ 13,122,514  $ 12,239,721
                                                 ==========    ==========

Kemper Investors Life Insurance Company and Subsidiaries Consolidated
Statements of Operations
(in thousands)
(unaudited)
                                       Six Months Ended    Three Months Ended
                                           June 30              June 30
                                       ----------------     ----------------
                                        1999      1998       1999      1998
                                        ----      ----       ----      ----
REVENUE
Net investment income              $ 131,201 $ 139,018   $ 65,508  $ 68,467
Realized investment gains (losses)    (2,944)   17,527     (1,979)   15,673
Premium income                        10,878    11,144      5,190     5,941
Separate account fees and charges     36,706    34,380     14,060    16,388
Other income                           5,969     5,960      3,385     3,534
                                     -------   -------    -------   -------
   Total revenue                     181,810   208,029     86,164   110,003
                                     -------   -------    -------   -------

BENEFITS AND EXPENSES
Interest credited to policyholders    81,284    90,169     39,738    44,479
Claims and other policyholder
  benefits                             9,048    25,700      5,875    13,460
Taxes, licenses and fees              13,833     9,758      1,102     3,082
Commissions                           29,421    18,049     16,728    10,840
Operating expenses                    22,661    22,253     11,895    12,157
Deferral of insurance acquisition
  costs                              (33,100)  (21,600)   (18,775)  (12,710)
Amortization of insurance acquisition
  costs                                3,608     1,644        795       727
Amortization of value of business
  acquired                             8,269    11,548      3,309     7,121
Amortization of goodwill               6,372     6,370      3,186     3,186
                                     -------   -------    -------   -------
   Total benefits and expenses       141,396   163,891     63,853    82,342
                                     -------   -------    -------    ------
Income before income tax expense      40,414    44,138     22,311    27,661

Income tax expense (benefit)
  Current                             40,222    32,679      7,392    19,011
  Deferred                           (23,502)  (13,658)     1,820    (7,237)
                                     -------   -------    -------   -------
  Total income tax expense            16,720    19,021      9,212    11,774
                                     -------   -------    -------   -------
Net income                          $ 23,694  $ 25,117   $ 13,099  $ 15,887
                                     =======   =======    =======   =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)
                                       Six Months Ended    Three Months Ended
                                           June 30               June 30
                                     -------------------   ------------------
                                       1999       1998      1999        1998
                                      -----      -----     -----       -----
Net income                         $ 23,694   $ 25,117  $ 13,099    $ 15,887
Other comprehensive income (loss),
 before tax:
 Unrealized holding gains (losses)
  on investments arising during
  period:
   Unrealized holding gains
    (losses) on investments        (114,094)    10,522   (73,736)     10,246
   Adjustment to value of business
    acquired                         12,953     (5,487)    8,702      (5,181)
   Adjustment to deferred
    insurance acquisition costs       6,708     (1,855)    4,569      (1,367)
                                    -------    -------   -------      ------

     Total unrealized holding
      gains (losses) on investments
      arising during period         (94,433)     3,180   (60,465)      3,698
                                    -------    -------   -------     -------
 Less reclassification adjustments
  for items included in net income:
   Adjustment for (gains) losses
    included in realized investment
    gains (losses)                    7,967      2,421     5,852       1,742
   Adjustment for amortization of
    premium on fixed maturities
    included in net investment
    income                           (6,825)    (8,851)   (3,151)     (4,175)
   Adjustment for gains included in
    amortization of value of
    business acquired                  (598)    (3,333)     (287)     (2,978)
   Adjustment for (gains) losses
    included in amortization of
    insurance acquisition costs         292       (860)      314        (769)
     Total reclassification         -------    -------   -------     -------
      adjustments for items
      included in net income            836    (10,623)    2,728      (6,180)
                                    -------    -------    ------     -------

Other comprehensive income (loss),
 before related income tax expense
 (benefit)                         (95,269)     13,803   (63,193)      9,878

Related income tax expense
 (benefit)                         (14,488)      4,831    (3,262)      3,457
                                   -------     -------   -------     -------
Other comprehensive income (loss),
 net of tax                        (80,781)      8,972   (59,931)      6,421
                                   -------     -------   -------     -------
Comprehensive income (loss)      $ (57,087)   $ 34,089 $ (46,832)   $ 22,308
                                   =======     =======   =======     =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                          Six Months Ended
                                                              June 30
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Cash flows from operating activities
 Net income                                             $23,694    $25,117
 Reconcilement of net income to net cash provided(used):
   Realized investment (gains) losses                     2,944    (17,527)
   Net change in trading account securities             (33,477)         -
   Interest credited and other charges                   79,879     88,303
   Deferred insurance acquisition costs                 (29,492)   (19,956)
   Amortization of value of business acquired             8,269     11,548
   Amortization of goodwill                               6,372      6,370
   Amortization of discount and premium on investments    7,156      8,851
   Deferred income taxes                                (23,503)   (13,658)
   Net change in current Federal income taxes           (52,393)   (97,823)
   Benefits and premium taxes due related to separate
    account bank-owned life insurance                    63,849     40,163
   Other, net                                            (5,312)   (21,795)
                                                        -------    -------
   Net cash flow provided by operating activities        47,986      9,593
                                                        -------    -------

Cash flows from investing activities
 Cash from investments sold or matured:
   Fixed maturities held to maturity                    210,552    258,237
   Fixed maturities sold prior to maturity              695,091    505,188
   Equity securities                                      1,645        460
   Mortgage loans, policy loans and other invested
    assets                                               47,079     54,780
 Cost of investments purchased or loans originated:
   Fixed maturities                                    (860,285)  (675,192)
   Equity securities                                          -    (48,585)
   Mortgage loans, policy loans and other invested
    assets                                              (24,790)   (26,951)
 Short-term investments, net                             30,958    194,251
 Net change in receivable and payable for securities
   transactions                                          20,767       (677)
                                                        -------    -------
   Net cash provided by investing activities            121,017    261,511
                                                        -------    -------
Cash flows from financing activities
 Policyholder account balances:
   Deposits                                             159,011     72,626
   Withdrawals                                         (303,350)  (356,177)
 Dividends to parent                                    (20,000)         -
 Other                                                    4,521      9,364
                                                        -------     ------
   Net cash used in financing activities               (159,818)  (274,187)
                                                        -------    -------
Net increase (decrease) in cash                           9,185     (3,083)
Cash at the beginning of period                          13,486     23,868
                                                        -------     ------
Cash at the end of the period                           $22,671    $20,785
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

2. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair presentation of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1998 Annual Report on Form 10-K.

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

    Zurich Kemper Life is segregated into the Agency, Financial Institutions, Retirement Solutions and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Zurich Kemper Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity.

Summarized financial information for Zurich Kemper Life's SBUs are as follows:

As of and for the period ending June 30, 1999:
(in thousands)
                               Financial     Retirement
                    Agency    Institutions    Solutions    Direct       Total
                  ---------  -------------- ------------  --------     -------
Total revenues    $ 179,958    $ 106,220      $ 68,599    $ 20,830   $ 375,607
                  =========    =========      ========    ========   =========
Net income (loss)  $ 19,746     $ 16,879       $ 5,252    $ (2,440)  $  39,437
                  =========    =========      ========    ========   =========
Total assets    $ 3,054,067  $ 9,382,556   $ 4,311,762    $ 68,724 $16,817,109
                ===========  ===========   ===========    ======== ===========

                                                       Net
                                       Revenue    Income (Loss)      Assets
                                       -------    -------------      ------
Total revenue, net income and assets,
 respectively, from above:           $ 375,607      $ 39,437     $ 16,817,109
Less:
 Revenue, net income & assets of FKLA  151,547        16,307        3,260,258
 Revenue, net income & assets of ZLICA  26,279         4,622          430,679
 Revenue, net (loss) & assets of Zurich
  Direct                                15,971        (5,186)           3,658
                                     ---------      --------     ------------
 Totals per KILICO's consolidated
  financial statements               $ 181,810      $ 23,694     $ 13,122,514
                                     =========      ========     ============

As of and for the period ending June 30, 1998:
(in thousands)
                               Financial      Retirement
                    Agency    Institutions    Solutions    Direct       Total
                    ------    ------------    ----------   ------       -----
Total revenues   $ 200,236     $ 126,326       $ 73,739  $ 14,393   $ 414,694
                 =========     =========       ========  ========   =========
Net income        $ 12,503      $ 15,586        $ 9,855   $ 1,773    $ 39,717
                 =========     =========       ========  ========   =========
Total assets   $ 3,313,185   $ 7,058,722    $ 4,206,985  $ 29,155 $14,608,047
               ===========   ===========    ===========  ======== ===========

                                                       Net
                                       Revenue    Income (Loss)      Assets
                                       -------    -------------      ------
Total revenue, net income and assets,
 respectively, from above:           $ 414,694      $ 39,717   $ 14,608,047

Less:
 Revenue, net income & assets of FKLA  166,178        13,599      3,045,393
 Revenue, net (loss) & assets of ZLICA  28,758          (642)       399,066
 Revenue, net income & assets of Zurich
  Direct                                11,729         1,643          4,070
                                     ---------      --------   ------------
 Totals per KILICO's consolidated
   financial statements              $ 208,029      $ 25,117   $ 11,159,518
                                     =========      ========   ============

                                     8

MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   KILICO recorded net income of $23.7 million in the first six months of 1999, compared with net income of $25.1 million in the first six months of 1998. The decrease in net income in the first six months of 1999, compared with the first six months of 1998, was primarily related to a net realized capital loss during 1999, significantly offset by an increase in operating earnings.

   The following table reflects the components of net income:

   Net income:
   (in millions)
                                              Six months ended
                                                  June 30
                                             ------------------
                                               1999      1998
                                               ----      ----
   Operating earnings before amortization
    of goodwill                               $32.0     $20.1
   Amortization of goodwill                    (6.4)     (6.4)
   Net realized capital gains (losses)         (1.9)     11.4
                                               ----      ----
    Net income                                $23.7     $25.1
                                               ====      ====

   The following table reflects the major components of net realized capital gains and losses included in net income.

   Net realized capital gains (losses)
   (in millions)
                                      Six months ended    Three months ended
                                          June 30              June 30
                                     -----------------    -------------------

                                     1999        1998       1999       1998
                                     ----        ----       ----       ----
   Real estate-related              $ 3.4      $ 10.5     $  2.1     $  9.9
   Fixed maturities                  (2.7)        3.4       (1.7)       2.3
   Trading account securities-
     realized gains                    .2           -         .2          -
   Trading account securities-
     holding losses                  (5.7)          -       (3.8)         -
   Equity securities                   .9         2.3         .2        2.1
   Other                              1.0         1.3        1.0        1.3
                                     ----        ----       ----       ----
   Realized investment
     gains (losses)                  (2.9)       17.5       (2.0)      15.6
   Income tax expense(benefit)       (1.0)        6.1        (.7)       5.4
                                     ----        ----       ----       ----
   Net realized capital
     gains (losses)                $ (1.9)     $ 11.4     $ (1.3)   $  10.2
                                    =====       =====       ====       ====

   Operating earnings before amortization of goodwill increased to $32.0 million in the first six months of 1999, compared with $20.1 million in the first six months of 1998. This increase was primarily due to:

   - an increase in spread revenue (net investment income less interest credited to policyholders)
   -    an increase in separate account fees and charges
   -    a decrease in claims incurred and other policyholder benefits
   -    an increase in the deferral of insurance acquisition costs,
   -    a decrease in the amortization of value of business acquired, offset by
   -    an increase in taxes, licenses and fees and commissions, and
   -    an increase in amortization of insurance acquisition costs

Sales
(in millions)
                                        Six Months Ended   Three Months Ended
                                            June 30             June 30
                                       ------------------   -----------------
                                         1999      1998       1999     1998
                                        ------    ------     ------   ------
Annuities:
  General account                      $ 158.6    $ 71.9    $  96.1  $  35.4
  Separate account                       215.1     128.3      119.5     67.7
                                         -----     -----      -----    -----
   Total annuities                       373.7     200.2      215.6    103.1
                                         -----     -----      -----    -----
Life insurance:
  Separate account bank-owned life
   insurance                             696.1     422.7       28.9    264.0
  Separate account variable
   universal life insurance               15.2       6.8        4.2      5.6
  Term life                               10.5      11.1        5.2      6.1
  Interest-sensitive life                   .9        .1         .9        -
                                         -----     -----      -----    -----
   Total life                            722.7     440.7       39.2    275.7
                                         -----     -----      -----    -----
Total sales                          $ 1,096.4   $ 640.9    $ 254.8  $ 378.8
                                       =======    ======     ======   ======

 Sales of annuity products consist of total deposits received. Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

 General account fixed annuity sales increased $86.7 million in the first six months of 1999, compared with the first six months of 1998, while separate account variable annuity sales increased $86.8 million in the first six months of 1999, compared with the first six months of 1998. The increase in general account and separate account annuity sales was primarily due to the introduction of a new variable annuity product with both a variable and a fixed option in the second half of 1998.

 The increase in BOLI sales in 1999 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

Separate account fees and charges consist of the following as of June 30,
1999 and 1998:
   (in millions)
                                      Six Months Ended    Three Months Ended
                                          June 30              June 30
                                      ----------------     -----------------
                                       1999      1998         1999    1998
                                      -----     -----        -----   -----
    Separate account fees on non-BOLI
      variable life and annuities    $ 22.2    $ 18.9       $ 11.5   $ 9.4
    BOLI cost of insurance charges
      and fees                          3.1<F1>   9.4<F1>      2.6     5.1
    BOLI premium tax expense loads     11.4<F2>   6.1<F2>       .-     1.9
                                      -----     -----        -----    ----
      Total                          $ 36.7    $ 34.4       $ 14.1  $ 16.4
                                     ======    ======       ======  ======
 -------------------

  <F1> KILICO ceded $83.7 million and $77.3 million of such charges to ZC Life
       Reinsurance Limited ("ZC Life"), an affiliate, during 1999 and 1998, respectively.
  <F2> There is a corresponding offset in taxes, licenses and fees. No commissions were paid on BOLI.


  Separate account fees on non-BOLI variable life and annuities increased during the first half of 1999, compared with 1998, primarily due to new sales during 1998 and 1999.

  BOLI cost of insurance changes and fees decreased in the first half of 1999, compared with 1998, reflecting the increase in the percentage ceded to ZC Life in 1998 from 90 percent to 100 percent.

  BOLI premium tax expense loads increased in 1999, compared with 1998, due to the increase in BOLI sales in 1999.

  Policyholder surrenders, withdrawals and death benefits were as follows:
  (in millions)
                                      Six Months Ended    Three Months Ended
                                          June 30              June 30
                                      -----------------   ------------------
                                        1999     1998       1999     1998
                                        -----   -----       -----   -----
   General account                    $ 270.1 $ 352.2     $ 134.6 $ 173.7
   Separate account                     222.5   127.4       107.5    66.6
                                       ------  ------      ------   -----
   Total                              $ 492.6 $ 479.6     $ 242.1 $ 240.3
                                       ======  ======       =====   =====

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interestsensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $82.1 million in the first half of 1999, compared with the first half of 1998, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals.

Separate account surrenders, withdrawals and death benefits increased $95.1 million in the first half of 1999, compared with the first half of 1998. Contributing to this increase is a partial withdrawal on a BOLI contract of $39.8 million during the first half of 1999.

Claims and other policyholder benefits decreased $16.7 million in the first half of 1999, compared with 1998, primarily due to a decrease in BOLI-related claims and benefits reflecting the 1998 amendment to the BOLI reinsurance agreement with ZC Life. Claims assumed from FKLA also decreased $2.7 million during the first half of 1999, compared with 1998.

Taxes, licenses and fees increased during the first half of 1999, compared with 1998, primarily reflecting premium taxes on BOLI. KILICO received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first half of 1999.

Commissions expense and the deferral of insurance acquisition costs increased in the first half of 1999, compared with the first half of 1998, due to the higher level of sales, excluding BOLI.

The amortization of the value of business acquired decreased during the first half of 1999, compared with 1998, due to lower realized capital gains on pre-purchase investments which caused less accelerated amortization of the value of business acquired during the first half of 1999, compared with 1998.

Spread revenue increased in the first half of 1999, compared with the first half of 1998, due to a lesser decrease in investment income than in interest credited. Investment income decreased in 1999, compared with 1998, due to a decrease in cash and invested assets from the 1998 levels, reflecting the surrender and withdrawal activity in 1999 and 1998, the dividends paid to Kemper Corporation in December 1998, and the reinvestment of 1998 sales proceeds and CMO prepayments at lower yields due to the low interest rate environment in 1998. Net investment income was also negatively impacted by the placement of a real estate-related investment on non-accrual status effective January 1, 1999. The decrease in interest credited was primarily due to a decrease in policyholder liabilities due to surrender and withdrawal activity in 1999 and 1998, and a decrease in crediting rates during 1999 and 1998.

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

Invested assets and cash
(in millions)
                                     June 30, 1999   December 31, 1998
                                     --------------  -----------------
Cash and short-term investments       $   50   1.3%   $   72    1.7%
Fixed maturities:
   Investment grade:
     NAIC <F1> Class 1                 2,402  60.0     2,663   63.7
     NAIC <F1> Class 2                   815  20.4       724   17.3
   Below investment grade:
     Performing                           97   2.4        96    2.3
Trading account securities               130   3.2       102    2.4
Joint venture mortgage loans              68   1.7        66    1.6
Third-party mortgage loans                64   1.6        76    1.8
Other real estate-related investments     25    .6        22     .5
Policy loans                             265   6.6       271    6.5
Equity securities                         64   1.6        67    1.6
Other                                     25    .6        24     .6
                                       ----- -----     -----  -----
       Total                          $4,005 100.0%   $4,183  100.0%
                                       ===== =====     =====  =====
  __________________________________________________________

 <F1>  National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at June 30, 1999 was $52.3 million, compared with unrealized appreciation of
$61.3 million at December 31,    1998.  KILICO does not record a net
deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 1999, investment-grade fixed maturities and cash and short-term investments accounted for 81.7 percent of KILICO's invested assets and cash, compared with 82.7 percent at December 31, 1998.

Approximately 21.3 percent of KILICO's investment-grade fixed maturities at June 30, 1999 were mortgage-backed securities, down from 28.0 percent at December 31, 1998, due to sales and paydowns during 1999. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 16.8 percent of KILICO's investment-grade fixed maturities at June 30, 1999 consisted of corporate asset-backed securities, compared with 15.4 percent at December 31, 1998. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

Real estate-related investments

The $157.3 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 3.9 percent of cash and invested assets at June 30, 1999, compared with $164.4 million, or 3.9 percent, at December 31, 1998.


Real estate outlook

The following table is a summary of KILICO's troubled real estate-
related investments:
Troubled real estate-related investments
(before reserves and write-downs, except for real estate owned) (in millions)
                                                    June 30  December 31
                                                      1999       1998
                                                   ----------------------
Potential problem loans<F1>                          $   -       $   -
Past due loans<F2>                                       -           -
Nonaccrual loans<F3>                                 104.4        37.4
Real estate owned                                        -           -
                                                     -----        ----
   Total                                           $ 104.4     $  37.4
                                                     =====       =====
   ____________________________________________________________________

   <F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
   <F2> Interest more than 90 days past due but not on nonaccrual status.
   <F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $82.4 million and $31.8 million at June 30, 1999 and December 31, 1998, respectively.


KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $55.3 million (net of reserves) at June 30, 1999. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies, which will determine the long-term economic viability of the project. Due to management's desire not to increase book value of the MLP over the 1998 levels, as interest has historically been added to principal, the Company placed these loans on non-accrual status effective January 1, 1999.

Net investment income

KILICO's pre-tax net investment income totaled $131.2 million in the first six months of 1999, compared with $139.0 million in the first six months of 1998. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO, which are on nonaccrual status.

KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                           Six months ended
                                               June 30
                                          -----------------
                                            1999    1998
                                            ----    ----
Fixed maturities                           $   -   $  .3
Real estate-related investments              5.1     1.6
                                            ----    ----
Total                                       $5.1   $ 1.9
                                            ====    ====
Basis points                                  24       8
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

  Interest rates

  Interest rates rose in the first half of 1999, after falling in the fourth quarter of 1998. This contributed to a significant decrease from the aggregate unrealized fixed maturity investment gain position at December 31, 1998, to the aggregate unrealized loss position at June 30, 1999. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

  Many companies must undertake major projects to address the year 2000 issue. Each company's costs and uncertainties will depend on a number of factors, including its software and hardware, and the nature of the industry. Companies must also coordinate with other entities, with which they electronically interact, including suppliers, customers, creditors and other financial service institutions.

  If a company does not successfully address its year 2000 issues, it could face material adverse consequences in the form of lawsuits against the company, lost business, erroneous results and substantial operating problems after January 1, 2000.

  KILICO has taken substantial steps over the last several years to ensure that its systems will be compliant for the year 2000. Such steps have included the replacement of older systems with new systems, which are already compliant. In 1996, KILICO replaced its investment accounting system, and, in 1997, KILICO replaced its general ledger and accounts payable system. KILICO has also ensured that new systems developed to support new product introductions in 1997, 1998 and beyond are already year 2000 compliant. Data processing expenses related solely to bringing KILICO's systems in compliance with the year 2000 amounted to $337 thousand in the first half of 1999. KILICO anticipates that it will cost an additional $141 thousand to bring all remaining systems into compliance.

KILICO's policy administration systems have been completely renovated to be year 2000 compliant, have been tested and have been placed back into production as of June 30, 1999. All of KILICO's ancillary systems confirmed to be year 2000 compliant were in production at June 30, 1999. Testing procedures have confirmed the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities and interfaces in an operational environment. KILICO's testing and verification for year 2000 compliance has encompassed the following:

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

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)   EXHIBIT INDEX.

                 Exhibit No.
                 -----------
                 27 Financial Data Schedule

           (b)   REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the six months ended June 30, 1999.

                  Kemper Investors Life Insurance Company
                                 FORM 10-Q
                 For the fiscal period ended June 30, 1999
                --------------------------------------------

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Kemper Investors Life Insurance Company
                  (Registrant)


   Date: August 13, 1999      By: /s/GALE K. CARUSO
                                 ---------------------------------
                                 Gale K. Caruso
                                 President, Chief Executive Officer and
                                 Director

   Date: August 13, 1999      By: /S/FREDERICK L. BLACKMON
                                 --------------------------------
                                 Frederick L. Blackmon
                                 Sr. Vice President and
                                 Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FIRST QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]   1,000

[PERIOD-TYPE]  6-MOS.
[FISCAL-YEAR-END]                                  DEC-31-1999
[PERIOD-START]                                     JAN-01-1999
[PERIOD-END]                                       JUN-30-1999
[DEBT-HELD-FOR-SALE]                                 3,314,352
[DEBT-CARRYING-VALUE]                                3,314,352
[DEBT-MARKET-VALUE]                                  3,314,352
[EQUITIES]                                              64,077
<MORTGAGES>                                            132,574
[REAL-ESTATE]                                           24,774
[TOTAL-INVEST]                                       3,981,906
[CASH]                                                  22,671
[RECOVER-REINSURE]                                     326,552
[DEFERRED-ACQUISITION]                                 124,132
[TOTAL-ASSETS]                                      13,122,514
[POLICY-LOSSES]                                      3,823,646
[UNEARNED-PREMIUMS]                                          0
[POLICY-OTHER]                                               0
[POLICY-HOLDER-FUNDS]                                  383,375
[NOTES-PAYABLE]                                              0
[COMMON]                                                 2,500
[PREFERRED-MANDATORY]                                        0
[PREFERRED]                                                  0
[OTHER-SE]                                             774,272
[TOTAL-LIABILITY-AND-EQUITY]                        13,122,514
[PREMIUMS]                                              10,878
[INVESTMENT-INCOME]                                    131,201
[INVESTMENT-GAINS]                                      (2,944)
[OTHER-INCOME]                                          42,675
[BENEFITS]                                              90,332
[UNDERWRITING-AMORTIZATION]                              3,608
[UNDERWRITING-OTHER]                                         0
[INCOME-PRETAX]                                         40,414
<INCOME-TAX)                                            16,720
[INCOME-CONTINUING]                                     23,694
<DISCOUNTED>                                                 0
[EXTRAORDINARY]                                              0
[CHANGES]                                                    0
[NET-INCOME]                                            23,694
[EPS-BASIC]                                                0
[EPS-DILUTED]                                                0
[RESERVE-OPEN]                                               0
[PROVISION-CURRENT]                                          0
[PROVISION-PRIOR]                                            0
[PAYMENTS-CURRENT]                                           0
[PAYMENTS-PRIOR]                                             0
[RESERVE-CLOSE]                                              0
[CUMULATIVE-DEFICIENCY]                                      0