Form 10-Q
period 1999-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 1999-11-09
CIK 351754

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

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

As of November 1, 1999, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                 KEMPER INVESTORS LIFE INSURANCE COMPANY
                                FORM 10-Q



     PART I.   FINANCIAL STATEMENTS                             PAGE NO.

          Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998...............3

          Consolidated Statements of Operations -
            Nine months and three months ended September 30, 1999
            and 1998...............................................4

          Consolidated Statements of Comprehensive Income (Loss)-
            Nine months and three months ended September 30, 1999
            and 1998...............................................5

          Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1999 and 1998..........6


          Notes to Consolidated Financial Statements...............7


          Management's Discussion and Analysis
            Results of Operations..................................9
            Investments...........................................13
            Liquidity and Capital Resources.......................16



     PART II.  OTHER INFORMATION

          ITEM 6.  Exhibits and Reports on Form 8-K...............18


          Signatures..............................................19

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
                                             September 30    December 31
                                                 1999           1998
                                             (unaudited)
                                             ------------    -----------
ASSETS
Investments:
   Fixed maturities, available for sale, at
     fair value (amortized cost: September 30,
     1999, $3,341,115; December 31, 1998,
     $3,421,535)                             $ 3,260,445     $3,482,820
   Trading account securities at fair value
     (amortized cost: September 30, 1999,
     $143,953; December 31, 1998, $99,095)       139,490        101,781
   Short-term investments                         32,902         58,334
   Joint venture mortgage loans                   67,338         65,806
   Third-party mortgage loans                     63,979         76,520
   Other real estate-related investments          24,705         22,049
   Policy loans                                  263,903        271,540
   Equity securities                              62,032         66,854
   Other invested assets                          24,858         23,645
                                              ----------     ----------
   Total investments                           3,939,652      4,169,349

Cash                                              18,975         13,486
Accrued investment income                        126,053        124,213
Goodwill                                         207,093        216,651
Value of business acquired                       123,676        118,850
Deferred insurance acquisition costs             144,495         91,543
Federal income tax recoverable                    33,968              -
Deferred income taxes                             64,824         35,059
Reinsurance recoverable                          319,071        344,837
Receivable on sales of securities                      -          3,500
Other assets and receivables                      19,135         23,029
Assets held in separate accounts               8,174,741      7,099,204
                                              ----------     ----------
   Total assets                              $13,171,683    $12,239,721
                                              ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Future policy benefits                       $ 3,789,748     $3,906,391
Benefits and funds payable                       413,947        318,369
Other accounts payable and liabilities            61,139         61,898
Liabilities related to separate accounts       8,174,741      7,099,204
                                              ----------     ----------
   Total liabilities                          12,439,575     11,385,862
                                              ----------     ----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
   300,000 shares; outstanding 250,000 shares      2,500          2,500
Additional paid-in capital                       804,347        804,347
Accumulated other comprehensive income (loss)    (73,940)        32,975
Retained earnings (deficit)                         (799)        14,037
                                              ----------     ----------
   Total stockholder's equity                    732,108        853,859
                                              ----------     ----------
   Total liabilities and stockholder's
    equity                                 $  13,171,683   $ 12,239,721
                                              ==========     ==========

See accompanying notes to consolidated financial statements (unaudited).

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

                                     Nine Months Ended   Three Months Ended
                                        September 30        September 30
                                      ---------------     ----------------
                                      1999      1998       1999      1998
                                      ----      ----       ----      ----
REVENUE
Net investment income             $ 196,943 $ 205,910   $ 65,742  $ 66,892
Realized investment gains (losses)  (10,787)   26,478     (7,843)    8,951
Premium income                       15,868    16,422      4,990     5,278
Separate account fees and charges    49,374    50,206     12,668    15,826
Other income                          8,713     7,765      2,744     1,805
                                    -------   -------    -------   -------
 Total revenue                      260,111   306,781     78,301    98,752
                                    -------   -------    -------   -------

BENEFITS AND EXPENSES
Interest credited to policyholders  122,047   134,147     40,763    43,978
Claims and other policyholder
  benefits                           12,079    35,973      3,031    10,273
Taxes, licenses and fees             16,018    10,956      2,185     1,198
Commissions                          47,511    29,131     18,090    11,082
Operating expenses                   33,891    32,781     11,230    10,528
Deferral of insurance acquisition
 costs                              (52,595)  (34,760)   (19,495)  (13,160)
Amortization of insurance
 acquisition costs                    7,699     5,135      4,091     3,491
Amortization of value of business
 acquired                            12,189    17,907      3,920     6,359
Amortization of goodwill              9,558     9,558      3,186     3,188
                                    -------   -------    -------   -------
 Total benefits and expenses        208,397   240,828     67,001    76,937
                                    -------   -------    -------    ------

Income before income tax expense     51,714    65,953     11,300    21,815


Income tax expense (benefit)
 Current                             38,613    40,942     (1,609)    8,263
 Deferred                           (17,063)  (13,093)     6,439       565
                                    -------   -------    -------   -------
 Total income tax expense            21,550    27,849      4,830     8,828
                                    -------   -------    -------   -------
Net income                         $ 30,164  $ 38,104    $ 6,470  $ 12,987
                                    =======   =======    =======   =======

See accompanying notes to consolidated financial statements (unaudited).

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

                                      Nine Months Ended    Three Months Ended
                                        September 30          September 30
                                     -------------------  -------------------
                                        1999    1998         1999    1998
                                       -----    -----       -----    -----
Net income                           $ 30,164 $ 38,104     $ 6,470 $ 12,987
Other comprehensive income (loss),
 before tax:
 Unrealized holding gains (losses)
  on investments arising during
  period:
  Unrealized holding gains (losses)
   on investments                    (140,670)  64,374     (26,576)  53,852
  Adjustment to value of business
   acquired                            16,683  (14,165)      3,730   (8,678)
  Adjustment to deferred insurance
   acquisition costs                    8,915   (4,656)      2,207   (2,801)
                                      -------  -------     -------   ------
      Total unrealized holding gains
       (losses) on investments
       arising during period         (115,072)  45,553     (20,639)  42,373
                                      -------  -------     -------  -------
 Less reclassification adjustments
  for items included in net income:
  Adjustment for (gains) losses
   included in realized investment
   gains (losses)                      13,039    1,800       5,072     (621)
  Adjustment for amortization of
   premium on fixed maturities
   included in net investment income   (9,022) (12,882)     (2,197)  (4,031)
  Adjustment for (gains) losses
   included in amortization of value
   of business acquired                  (331)  (4,379)        267   (1,046)
  Adjustment for (gains) losses
   included in amortization of
   insurance acquisition costs            859     (900)        567      (40)
      Total reclassification
       adjustments for                -------  -------     -------  -------
       items included in net income     4,545  (16,361)      3,709   (5,738)
                                      -------  -------     -------  -------

Other comprehensive income (loss),
 before related income tax expense
 (benefit)                           (119,617)  61,914     (24,348)  48,111

Related income tax expense (benefit)  (12,702)  21,670       1,786   16,839
                                      -------  -------      ------  -------
Other comprehensive income (loss),
 net of tax                          (106,915)  40,244     (26,134)  31,272
                                      -------  -------     -------   ------
Comprehensive income (loss)          $(76,751) $78,348    $(19,664) $44,259
                                      =======  =======     =======  =======

See accompanying notes to consolidated financial statements (unaudited).

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                      Nine Months Ended
                                                        September 30
                                                      -----------------

                                                       1999        1998
                                                      ------      ------
Cash flows from operating activities
 Net income                                          $30,164     $38,104
 Reconcilement of net income to net cash
  provided(used):
   Realized investment (gains) losses                 10,787     (26,478)
   Net change in trading account securities          (44,739)          -
   Interest credited and other charges               119,646     131,438
   Deferred insurance acquisition costs              (44,896)    (29,625)
   Amortization of value of business acquired         12,189      17,907
   Amortization of goodwill                            9,558       9,558
   Amortization of discount and premium on
    investments                                        9,510      12,883
   Deferred income taxes                             (17,064)    (13,094)
   Net change in current Federal income taxes        (54,254)    (89,674)
   Benefits and premium taxes due related to
    separate account bank-owned life insurance        96,355      59,207
   Other, net                                          9,078      (9,054)
                                                     -------     -------
   Net cash flow provided by operating activities    136,334     101,172
                                                     -------     -------

Cash flows from investing activities
 Cash from investments sold or matured:
   Fixed maturities held to maturity                 281,197     373,576
   Fixed maturities sold prior to maturity         1,014,262     688,702
   Equity securities                                  11,377         571
   Mortgage loans, policy loans and other
    invested assets                                   59,554     106,515
 Cost of investments purchased or loans originated:
   Fixed maturities                               (1,233,431)   (998,849)
   Equity securities                                  (8,703)    (74,171)
   Mortgage loans, policy loans and other
    invested assets                                  (37,154)    (39,987)
 Short-term investments, net                          25,432     210,600
 Net change in receivable and payable for
  securities transactions                              9,718       6,790
                                                     -------     -------
   Net cash provided by investing activities         122,252     273,747
                                                     -------     -------
Cash flows from financing activities
 Policyholder account balances:
   Deposits                                          270,261     123,413
   Withdrawals                                      (480,783)   (507,283)
 Dividends to parent                                 (45,000)          -
 Other                                                 2,425      15,846
                                                     -------     -------
   Net cash used in financing activities            (253,097)   (368,024)
                                                     -------     -------
Net increase in cash                                   5,489       6,895
Cash at the beginning of period                       13,486      23,868
                                                     -------     -------
Cash at the end of the period                        $18,975     $30,763
                                                     =======     =======

See accompanying notes to consolidated financial statements (unaudited).

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

3. KILICO, along with its affiliates Federal Kemper Life Assurance Company, Zurich Life Insurance Company of America, Fidelity Life Association (a Mutual Legal Reserve Company) and Zurich Direct, Inc. operate under the trade name Zurich Kemper Life ("ZKL"). ZKL is segregated by Strategic Business Unit ("SBU"). The SBU concept has each SBU concentrate on a specific customer market. The SBU is the focal point of ZKL because it is at the SBU level that ZKL can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of ZKL's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of generally accepted accounting principles.

    ZKL is segregated into the Agency, Financial Institutions, Retirement Solutions and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the ZKL level. ZKL's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited) - continued


Summarized financial information for ZKL's SBUs are as follows:

As of and for the period ending September 30, 1999:
(in thousands)
                               Financial    Retirement
                      Agency  Institutions  Solutions   Direct        Total
                      ------  ------------  ----------  ------        -----
Total revenues      $264,940    $153,319     $100,180   $34,566     $553,005
                     =======     =======      =======    ======      =======
Net income (loss)    $26,751     $20,161       $7,743     ($644)     $54,011
                      ======      ======        =====      ====       ======
Total assets      $3,099,557  $9,376,982   $4,282,726   $85,176  $16,844,441
                   =========   =========    =========    ======   ==========

                                                       Net
Total revenue, net income (loss) and     Revenue   Income (Loss)       Assets
assets, respectively, from above:        -------   -------------       ------
                                        $553,005      $54,011     $16,844,441
Less:
 Revenue, net income & assets of FKLA    227,015       22,258       3,222,738
 Revenue, net income & assets of ZLICA    37,545        7,951         445,891
 Revenue, net (loss) & assets of Zurich
  Direct                                  28,334       (6,362)          4,129
                                         -------       ------      ----------
 Totals per KILICO's consolidated
  financial statements                  $260,111      $30,164     $13,171,683
                                         =======       ======      ==========

As of and for the period ending September 30, 1998:
(in thousands)
                               Financial    Retirement
                      Agency  Institutions  Solutions   Direct         Total
                      ------  ------------  ----------  ------         -----
Total revenues      $298,801    $185,177     $108,628  $21,733      $614,339
                     =======     =======      =======   ======       =======
Net income           $20,837     $23,000      $15,760   $1,387       $60,984
                      ======      ======       ======    =====        ======
Total assets      $3,303,280  $7,099,900   $3,938,266  $23,816   $14,365,262
                   =========   =========    =========   ======    ==========

                                                       Net
Total revenue, net income (loss) and     Revenue   Income (Loss)       Assets
 assets, respectively, from above:       -------   -------------       ------
                                        $614,339      $60,984     $14,365,262

Less:
 Revenue, net income & assets of FKLA    247,935       21,780       3,031,760
 Revenue, net (loss) & assets of ZLICA    41,863         (194)        400,492
 Revenue, net income & assets of Zurich
  Direct                                  17,760        1,294           4,095
                                         -------       ------      ----------
 Totals per KILICO's consolidated
  financial statements                  $306,781      $38,104     $10,928,915
                                         =======       ======      ==========

                                   8

MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   KILICO recorded net income of $30.2 million in the first nine months of 1999, compared with net income of $38.1 million for the same period in 1998. The decrease in net income was primarily related to net realized capital losses of $7.0 million during 1999, compared with net realized capital gains of $17.2 million for the period ended September 30, 1998. The reduction in net realized investment results in 1999 was significantly offset by an increase in operating earnings.

   The following table reflects the components of net income:

   Net income:
   (in millions)
                                                         Nine months ended
                                                            September 30
                                                         ------------------
                                                           1999      1998
                                                           ----      ----
   Operating earnings before amortization of goodwill     $46.8     $30.5
   Amortization of goodwill                                (9.6)     (9.6)
   Net realized capital gains (losses)                     (7.0)     17.2
                                                           ----      ----
    Net income                                            $30.2     $38.1
                                                           ====      ====

   The following table reflects the major components of net realized capital gains and losses included in net income.

     Net realized capital gains (losses)
   (in millions)
                                     Nine months ended     Three months ended
                                       September 30           September 30
                                     -----------------    -------------------

                                     1999        1998       1999        1998
                                     ----        ----       ----        ----
   Real estate-related               $3.4      $ 18.7       $  -      $  8.2
   Fixed maturities                  (9.4)        2.5       (6.7)        (.9)
   Trading account securities-
     realized gains                    .3           -         .1           -
   Trading account securities-
     holding losses                  (7.1)          -       (1.4)          -
   Equity securities                  1.0         4.0         .1         1.7
   Other                              1.0         1.3          -           -
                                     ----        ----       ----        ----
   Realized investment
     gains (losses)                 (10.8)       26.5       (7.9)        9.0
   Income tax expense(benefit)       (3.8)        9.3       (2.8)        3.2
                                     ----        ----       ----        ----
   Net realized capital
     gains (losses)                 $(7.0)     $ 17.2     $ (5.1)      $ 5.8
                                    =====       =====       ====        ====

   Operating earnings before amortization of goodwill increased to $46.8 million in the first nine months of 1999, as compared with $30.5 million in the first nine months of 1998. This increase was primarily due to:

   * an increase in spread revenue (net investment income less interest credited to policyholders)
   * a decrease in claims incurred and other policyholder benefits
   * an increase in the deferral of insurance acquisition costs,
   * a decrease in the amortization of value of business acquired, offset by
   * an increase in taxes, licenses and fees and commissions, and
   * an increase in amortization of insurance acquisition costs

Sales
(in millions)
                                     Nine Months Ended     Three Months Ended
                                        September 30          September 30
                                    ------------------     -----------------

                                     1999       1998        1999       1998
                                    ------     ------      ------     ------
Annuities:
  General account                   $270.6    $ 122.5      $112.0     $ 50.6
  Separate account                   323.2      229.1       108.1      100.8
                                     -----      -----       -----      -----
   Total annuities                   593.8      351.6       220.1      151.4
                                     -----      -----       -----      -----
Life insurance:
 Separate account bank-owned life
  insurance                          780.7      432.7        84.6       10.0
 Separate account variable universal
  life insurance                      20.0       15.2         4.8        8.4
 Term life insurance                  15.8       16.4         5.3        5.3
 Interest-sensitive life insurance      .8          -         (.1)       (.1)
                                     -----      -----       -----      -----
  Total life                         817.3      464.3        94.6       23.6
                                     -----      -----       -----      -----
Total sales                       $1,411.1    $ 815.9      $314.7   $  175.0
                                     =====      =====       =====      =====

 Sales of annuity products consist of total deposits received. Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders invest in one or more of several underlying investment funds which invest in stocks and bonds.

 General account fixed annuity sales increased $148.1 million in the first nine months of 1999, compared with the first nine months of 1998, while separate account variable annuity sales increased $94.1 million in the first nine months of 1999, compared with the first nine months of 1998. The increase in general account and separate account annuity sales was primarily due to the introduction of a new variable annuity product with both a variable and a fixed option in the second half of 1998.

 The increase in BOLI sales in 1999 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

 Spread revenue increased in the first nine months of 1999, compared with the same period in 1998, due to a more modest decrease in investment income than in interest credited. Investment income decreased in 1999, as compared with 1998, due to several factors. These factors include a decrease in cash and invested assets from the 1998 levels, reflecting the surrender and withdrawal activity in 1999 and 1998 and dividends paid to Kemper
 Corporation in December 1998 as well as the reinvestment of 1998 sales proceeds and CMO prepayments at lower yields due to the low interest rate environment in 1998. Net investment income was also negatively impacted by the placement of a real estate-related investment on non-accrual status effective January 1, 1999. The decrease in interest credited was primarily due to a decrease in policyholder liabilities due to surrender and withdrawal activity in 1999 and 1998, and a decrease in crediting rates during 1999 and 1998.

Separate account fees and charges consist of the following as of September 30,
1999 and 1998:
     (in millions)
                                      Nine Months Ended    Three Months Ended
                                        September 30          September 30
                                      ----------------       ---------------
                                       1999      1998         1999     1998
                                      -----     -----        -----    -----
    Separate account fees on non-BOLI
      variable life and annuities     $34.4   $ 28.8         $12.2    $ 9.9
    BOLI cost of insurance charges
      and fees                          2.3<F1> 14.2<F1>       (.8)     4.8
    BOLI premium tax expense loads     12.7<F2>  7.2<F2>       1.3      1.1
                                      -----    -----         -----    -----
      Total                           $49.4   $ 50.2         $12.7   $ 15.8
                                     ======   ======        ======   ======
  -------------------

  <F1>  KILICO ceded $123.1 million and $116.5 million of such charges to
        ZC Life Reinsurance Limited ("ZC Life"), an affiliate, during 1999 and 1998, respectively.
  <F2>  There is a corresponding offset in taxes, licenses and fees. No commissions were paid on BOLI.

  Separate account fees on non-BOLI variable life and annuities increased during the first nine months of 1999, compared with 1998, primarily due to new sales during 1998 and 1999.

  BOLI cost of insurance charges and fees decreased in the first nine months of 1999, compared with 1998, reflecting an increase in the percentage ceded to ZC Life in 1998 from 90 percent to 100 percent.

  BOLI premium tax expense loads increased in 1999, compared with 1998, due to the increase in BOLI sales in 1999.

  Policyholder surrenders, withdrawals and death benefits were as follows:
  (in millions)
                                      Nine Months Ended    Three Months Ended
                                        September 30          September 30
                                      -----------------      ---------------
                                        1999     1998         1999    1998
                                       -----    -----        -----   -----

   General account                    $415.4  $ 516.0       $145.3 $ 163.8
   Separate account                    301.3    194.1         78.8    66.7
                                      ------   ------       ------  ------
   Total                              $716.7  $ 710.1       $224.1 $ 230.5
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

   General account surrenders, withdrawals and death benefits decreased $100.6 million in the first nine months of 1999, compared with the same period in 1998, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals.

   Separate account surrenders, withdrawals and death benefits increased $107.2 million in the first nine months of 1999, compared with the same period in 1998. Contributing to this increase is a partial withdrawal on a BOLI contract of $39.8 million during the first nine months of 1999.

   Claims and other policyholder benefits decreased $23.9 million in the first nine months of 1999, compared with 1998, primarily due to a decrease in BOLI-related claims and benefits reflecting the 1998 amendment to the BOLI reinsurance agreement with ZC Life. Claims assumed from FKLA also decreased $1.4 million during the first nine months of 1999, compared with 1998.

   Taxes, licenses and fees increased during the first nine months of 1999, compared with 1998, primarily reflecting an increase in premium taxes on BOLI. KILICO receives a corresponding expense load related to these premium taxes in separate account fees and other charges.

   Commissions expense and the deferral of insurance acquisition costs increased in the first nine months of 1999, compared with the same period in 1998, due to the higher level of sales, excluding BOLI.

   The amortization of the value of business acquired decreased during the first nine months of 1999, compared with 1998, due to lower realized capital gains on investments acquired prior to Zurich's purchase of Kemper. These realized capital gains accelerate the amortization of the value of business acquired.

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

   Invested assets and cash
   (in millions)
                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------

   Cash and short-term investments       $   52   1.3%        $   72    1.7%
   Fixed maturities:
      Investment grade:
        NAIC <F1> Class 1                 2,262  57.1          2,663   63.7
        NAIC <F1> Class 2                   905  22.9            724   17.3
      Below investment grade:
        Performing                           94   2.4             96    2.3
   Trading account securities               139   3.5            102    2.4
   Joint venture mortgage loans              67   1.7             66    1.6
   Third-party mortgage loans                64   1.6             76    1.8
   Other real estate-related investments     25    .6             22     .5
   Policy loans                             264   6.7            271    6.5
   Equity securities                         62   1.6             67    1.6
   Other                                     25    .6             24     .6
                                          ----- -----          -----  -----
          Total                          $3,959 100.0%        $4,183  100.0%
                                          ===== =====          =====  =====
     __________________________________________________________

    <F1>  National Association of Insurance Commissioners ("NAIC").
          -- Class 1 = A- and above
          -- Class 2 = BBB- through BBB+

   Fixed maturities

   KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at September 30, 1999 was $80.7 million, compared with unrealized appreciation of $61.3 million at December 31, 1998. KILICO does not record a net deferred tax benefit for the aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

   At September 30, 1999, investment-grade fixed maturities and cash and short-term investments accounted for 81.3 percent of KILICO's invested assets and cash, compared with 82.7 percent at December 31, 1998.

   Approximately 19.8 percent of KILICO's investment-grade fixed maturities at September 30, 1999 were mortgage-backed securities, down from 28.0 percent at December 31, 1998, due to sales and paydowns during 1999. KILICO plans to continue to reduce its holding of such investments over time.

   Approximately 17.4 percent of KILICO's investment-grade fixed maturities at September 30, 1999 consisted of corporate asset-backed securities, compared with 15.4 percent at December 31, 1998. The majority of KILICO's investments in asset-backed securities were backed by manufactured housing loans, auto loans and home equity loans.

   Real estate-related investments

   The $156.0 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 3.9 percent of cash and invested assets at September 30, 1999, compared with $164.4 million, or 3.9 percent, at December 31, 1998.


   Real estate outlook

   The following table is a summary of KILICO's troubled real estate-related investments:

   Troubled real estate-related investments
   (before reserves and write-downs, except for real estate owned)
   (in millions)
                                             September 30     December 31
                                                 1999            1998
                                             ------------     -----------
   Potential problem loans <F1>                $   -            $   -
   Past due loans <F2>                             -                -
   Nonaccrual loans <F3>                        102.6             37.4
   Real estate owned                               -                -
                                                -----            -----
      Total                                   $ 102.6          $  37.4
                                                =====            =====
     ____________________________________________________________________

      <F1> These are real estate-related investments where KILICO, based on known information, has serious doubts about the borrowers' abilities to comply with present repayment terms and which KILICO anticipates may go into nonaccrual, past due or restructured status.
      <F2> Interest more than 90 days past due but not on nonaccrual status.
      <F3> KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of collection of interest is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $80.6 million and $31.8 million at September 30, 1999 and December 31, 1998, respectively.

   KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company amounted to $55.3 million (net of reserves) at September 30, 1999. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies, which will determine the long-term economic viability of the project. Due to management's desire not to increase book value of the MLP over the 1998 levels, as interest has historically been added to principal, the Company placed these loans on non-accrual status effective January 1, 1999.

   Net investment income

   KILICO's pre-tax net investment income totaled $196.9 million in the first nine months of 1999, compared with $205.9 million for the same period in 1998. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.

   KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

   Foregone investment income
   (dollars in millions)
                                               Nine months ended
                                                 September 30
                                              ------------------
                                                 1999    1998
                                                 ----    ----
   Fixed maturities                              $  -    $ .3
   Real estate-related investments                7.5     2.4
                                                 ----    ----
   Total                                         $7.5    $2.7
                                                 ====    ====
   Basis points                                    24       8
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

   Interest rates

   Interest rates rose during the first nine months of 1999, after falling in the fourth quarter of 1998. This contributed to a significant decrease from the aggregate unrealized fixed maturity investment gain position at December 31, 1998, to the aggregate unrealized loss position at September 30, 1999. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

   Year 2000 Compliance
   (Year 2000 Readiness Disclosure)

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

   KILICO has taken substantial steps over the last several years to ensure that its critical systems will be compliant for the year 2000. Such steps have included the replacement of older systems with new systems, which are already compliant. KILICO has also determined that new systems developed to support new product introductions in 1997, 1998 and beyond are already year 2000 compliant. Data processing expenses related solely to bringing KILICO's systems in compliance with the year 2000 amounted to $550 thousand for the first nine months of 1999. KILICO anticipates that it will cost an additional $108 thousand to bring all remaining systems into compliance.

   KILICO's policy administration systems have been completely renovated to be year 2000 compliant, and have been tested and placed back into production as of June 30, 1999. All of KILICO's ancillary systems confirmed to be year 2000 compliant were in production at September 30, 1999. Testing procedures have confirmed the performance, functionality, and integration of converted or replaced platforms, applications, databases, utilities and interfaces in an operational environment. KILICO's testing and verification for year 2000 compliance has encompassed the following:

        * Mainframe computing systems
        * Mainframe hardware and systems software
        * PC/LAN computing systems
        * PC/LAN hardware and systems software
        * End-user computing systems
        * Interfaces to and from third parties, and
        * Other miscellaneous electronic non-information systems

   KILICO has also taken steps to determine whether all other entities with which KILICO electronically interacts, including suppliers and other financial services institutions, are year 2000 compliant.

   If KILICO does not successfully address its year 2000 issues, it could face material adverse consequences from lawsuits, lost business, erroneous results and substantial operating problems after January 1, 2000.
   Although KILICO fully expects to be year 2000 compliant by the close of 1999, KILICO has developed contingency plans to handle the most reasonably likely worst case scenarios. The contingency plans were completed in the third quarter of 1999 and testing of those plans will continue throughout the fourth quarter of 1999.

     PART II.   OTHER INFORMATION

     ITEM 6.    Exhibits and Reports on Form 8-K.

               (a)   EXHIBIT INDEX.

                    Exhibit No.
                    -----------
                    27 Financial Data Schedule

               (b)   REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed during the nine months ended September 30, 1999.

                  Kemper Investors Life Insurance Company
                                FORM 10-Q
               For the fiscal period ended September 30, 1999
                --------------------------------------------

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Kemper Investors Life Insurance Company
                          (Registrant)


   Date: October 29, 1999          By: /s/GALE K. CARUSO
                                      ----------------------------------
                                      Gale K. Caruso
                                      President, Chief Executive Officer and
                                      Director

   Date: October 29, 1999          By: /S/FREDERICK L. BLACKMON
                                      ---------------------------------
                                      Frederick L. Blackmon
                                      Sr. Vice President and
                                      Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE THIRD QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]   1,000

[PERIOD-TYPE]  9-MOS.
[FISCAL-YEAR-END]                                          DEC-31-1999
[PERIOD-START]                                             JAN-01-1999
[PERIOD-END]                                               Sep-30-1999
[DEBT-HELD-FOR-SALE]                                         3,260,445
[DEBT-CARRYING-VALUE]                                        3,260,445
[DEBT-MARKET-VALUE]                                          3,260,445
[EQUITIES]                                                      62,032
<MORTGAGES>                                                    131,317
[REAL-ESTATE]                                                   24,705
[TOTAL-INVEST]                                               3,939,652
[CASH]                                                          18,975
[RECOVER-REINSURE]                                             319,071
[DEFERRED-ACQUISITION]                                         144,495
[TOTAL-ASSETS]                                              13,171,683
[POLICY-LOSSES]                                              3,789,748
[UNEARNED-PREMIUMS]                                                  0
[POLICY-OTHER]                                                       0
[POLICY-HOLDER-FUNDS]                                          413,947
[NOTES-PAYABLE]                                                      0
[COMMON]                                                         2,500
[PREFERRED-MANDATORY]                                                0
[PREFERRED]                                                          0
[OTHER-SE]                                                     729,608
[TOTAL-LIABILITY-AND-EQUITY]                                13,171,683
[PREMIUMS]                                                      15,868
[INVESTMENT-INCOME]                                            196,943
[INVESTMENT-GAINS]                                             (10,787)
[OTHER-INCOME]                                                  58,087
[BENEFITS]                                                     134,126
[UNDERWRITING-AMORTIZATION]                                      7,699
[UNDERWRITING-OTHER]                                                 0
[INCOME-PRETAX]                                                 51,714
<INCOME-TAX)                                                    21,550
[INCOME-CONTINUING]                                             30,164
<DISCOUNTED>                                                         0
[EXTRAORDINARY]                                                      0
[CHANGES]                                                            0
[NET-INCOME]                                                    30,164
[EPS-BASIC]                                                        0
[EPS-DILUTED]                                                        0
[RESERVE-OPEN]                                                       0
[PROVISION-CURRENT]                                                  0
[PROVISION-PRIOR]                                                    0
[PAYMENTS-CURRENT]                                                   0
[PAYMENTS-PRIOR]                                                     0
[RESERVE-CLOSE]                                                      0
[CUMULATIVE-DEFICIENCY]                                              0