Form 10-K
period 1999-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2000-03-29
CIK 351754

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1999.

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

>Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .

As of March 1, 2000, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

CORPORATE STRUCTURE

KEMPER INVESTORS LIFE INSURANCE COMPANY ("KILICO"), founded in 1947, is incorporated under the insurance laws of the State of Illinois. KILICO is licensed in the District of Columbia and all states except New York. KILICO is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a non-operating holding company. KILICO and Kemper are wholly-owned subsidiaries of Zurich Financial Services ("ZFS" or "Zurich"). ZFS is owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively. Zurich Allied AG is listed on the Swiss Market Index. Allied Zurich p.l.c. is included in the FTSE-100 Share Index in London.

STRATEGIC INITIATIVES

KILICO's management, operations and strategic directions are integrated with those of several other Kemper subsidiaries, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA") and Zurich Direct, Inc., ("ZD"). This integration streamlines management, controls costs, improves profitability, increases operating efficiencies and productivity, and helps to expand the companies' distribution capabilities. Headquartered in Long Grove, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products through brokerage general agents and other independent distributors. ZLICA markets term life insurance products primarily through ZD. ZD is an affiliated direct marketing life insurance agency currently marketing basic, low-cost term life insurance through various marketing media.

Over the last several years, KILICO increased the competitiveness of its variable annuity products by adding multiple variable subaccount investment options and investment managers to existing variable annuity products. In 1997, KILICO introduced a non-registered individual and group variable bank-owned life insurance contract ("BOLI") and a series of individual variable life insurance contracts. In 1998, KILICO introduced a new registered individual variable annuity product with 37 variable subaccount investment options and various investment managers.

NARRATIVE DESCRIPTION OF BUSINESS

KILICO offers both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual term life, universal life and individual and group variable life insurance products through various distribution channels. KILICO offers investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for KILICO's products. KILICO's sales mainly consist of deposits received on certain long duration annuity and variable life insurance contracts as well as reinsurance premiums assumed from FKLA.

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

As a result of this strategy, KILICO's separate account assets and related sales of its variable annuity and life products have increased over the last couple of years. KILICO's separate account assets and sales were as follows (in millions):

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Separate account assets.....................................  $9,778.1   $7,099.2   $5,122.0
                                                              ========   ========   ========

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Variable annuity sales......................................  $  468.9   $  300.4   $  259.8
Variable life sales.........................................   1,661.1    1,523.0    2,708.6
                                                              --------   --------   --------
          Total separate account sales......................  $2,130.0   $1,823.4   $2,968.4
                                                              ========   ========   ========

During mid-1998, KILICO introduced DESTINATIONS, a registered individual variable annuity product. DESTINATIONS offers 37 variable subaccount investment options with various investment managers, ten guarantee period accounts and a fixed account, dollar cost averaging and a guaranteed retirement income benefit option.

During mid-1997, KILICO introduced variable BOLI, a group variable life insurance contract that is primarily marketed to banks and other large corporate entities. Also in 1997, KILICO issued a series of non-registered variable individual universal life insurance contracts that are marketed primarily to high net worth individuals. Significant fluctuations in KILICO's sales of the variable life products are due mainly to the nature of the BOLI product--high dollar volume per sale, low frequency of sales--and the uncertainty surrounding BOLI's tax advantaged status since the release of the Clinton Administration's fiscal year budgets, from 1998 through 2001.

Investors Brokerage Services, Inc., ("IBS"), a wholly-owned subsidiary of KILICO, is the principal underwriter and distributor of KILICO's registered variable annuity and variable life products. IBS, Life Insurance Solutions, L.L.C., an affiliate, and Benefit Finance Securities, L.L.C., a non-affiliate, are distributors of KILICO's BOLI and high net worth products.

Current crediting rates, a conservative investment strategy and the interest rate environment have impacted KILICO's general account fixed annuity sales over the last several years. KILICO's general account fixed annuity sales were as follows (in millions):

                                                                     YEAR ENDED
                                                                    DECEMBER 31
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
General account fixed annuity sales.........................  $383.8   $179.9   $145.7
                                                              ======   ======   ======

KILICO's general account fixed annuity sales increased $203.9 million in 1999, compared with 1998. This increase is primarily due to strong sales of the new variable annuity product introduced in mid-1998 that offers both a variable and a fixed option, including dollar cost averaging. Dollar cost averaging allows contractholders the option to deposit amounts in the general account and authorize pro-rated amounts to be automatically transferred into the separate account over a specified period of time in order to reduce the effects of significant market fluctuations.

During 1999, 1998 and 1997, KILICO assumed $21.3 million, $21.6 million and $21.1 million, respectively, of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, net of reinsurance ceded, amounted to $677 thousand in 1999, compared with $846 thousand in 1998 and $1.1 million in 1997.

FEDERAL INCOME TAX DEVELOPMENTS

In early 2000, the Clinton Administration's Fiscal Year 2001 Budget ("Budget") was released and contained certain proposals to change the taxation of BOLI. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final Budget approved by Congress. If the current Budget proposals are accepted, BOLI contracts may no longer be tax advantaged products and therefore less attractive to those customers who purchase them in recognition of their favorable tax attributes. Additionally, sales of these products during 2000 may also be negatively impacted until the likelihood of the current proposals being enacted into law has been determined.

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

Based on statutory financial data as of December 31, 1999, KILICO had three ratios outside the usual ranges; the change in capital and surplus ratios, gross and net, and the change in reserving ratio. KILICO's change in capital and surplus ratios, both gross and net is due to the payment of dividends to Kemper in 1999 of $115.0 million. KILICO's change in reserving ratio primarily reflected the level of interest-sensitive life surrenders and withdrawals during 1999, as well as an increase in individual variable life renewal premiums, as compared to 1998. The increase in individual variable life renewal premiums in 1999 is mainly due to an increase in sales of individual universal life insurance in 1998. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to KILICO's IRIS ratios for 1999 or earlier years.

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

In March 1998, the NAIC approved the codification of statutory accounting principles. Codification is effective January 1, 2001. KILICO has not quantified the impact that codification will have on its statutory financial position or results of operations.

RESERVES AND REINSURANCE

The following table provides a breakdown of KILICO's reserves for future policy benefits by product type (in millions):

                                                              DECEMBER 31   DECEMBER 31
                                                                 1999          1998
                                                              -----------   -----------
General account annuities...................................    $2,729        $2,864
Interest-sensitive life insurance and other.................       671           688
Term life reserves..........................................         9             9
Ceded future policy benefits................................       310           345
                                                                ------        ------
          Total.............................................    $3,719        $3,906
                                                                ======        ======

Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions where KILICO insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with an affiliate, Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"). FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA produces policies not produced by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 1999 and 1998, KILICO's reinsurance reserve credit from FLA related to these coinsurance transactions totaled approximately $309.7 million and $344.8 million, respectively. Utilizing FKLA's employees, KILICO is the servicing company for this coinsured business and is reimbursed by FLA for the related servicing expenses.

During December 1997, KILICO entered into a funds withheld reinsurance agreement with a Zurich affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"), formerly ZC Life Reinsurance Limited. Under the terms of this agreement, KILICO ceded, on a yearly renewable term basis, 90 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI, which is held in KILICO's separate accounts. As consideration for this reinsurance coverage, KILICO cedes separate account fees (cost of insurance charges) to ZICBB and retains a portion of such funds under the terms of the reinsurance agreement in a funds withheld account which is included as a component of benefits and funds payable in the accompanying consolidated balance sheets. During 1998, KILICO modified the reinsurance agreement to increase the reinsurance from 90 percent to 100 percent.

The following table contains amounts related to the BOLI funds withheld reinsurance agreement (in millions):

BANK OWNED LIFE INSURANCE (BOLI)
(IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Face amount in force........................................  $ 82,021   $ 66,186   $ 59,338
                                                              ========   ========   ========
Net amount at risk ceded....................................  $(75,979)  $(62,160)  $(51,066)
                                                              ========   ========   ========
Cost of insurance charges ceded.............................  $  166.4   $  175.5   $   24.3
                                                              ========   ========   ========
Funds withheld account......................................  $  263.4   $  170.9   $   23.4
                                                              ========   ========   ========

KILICO has a funds withheld account ("FWA") supporting reserve credits on reinsurance ceded on the BOLI product. Amendments to the reinsurance contracts during 1998 changed the methodology used to determine increases to the FWA. A substantial portion of the FWA was marked-to-market based predominantly upon the total return of the Governmental Bond Division of the KILICO Variable Series I Separate Account. During 1998, KILICO recorded a $2.5 million increase to the FWA related to this mark-to-market. In November 1998, to properly match revenue and expenses, KILICO had also placed assets supporting the FWA in a segmented portion of its General Account. This portfolio was classified as "trading" under Statement of Financial Accounting Standards No. 115 ("FAS 115") at December 31, 1998 and through November 30, 1999. FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. During 1998, KILICO recorded a realized capital gain of $2.8 million upon transfer of these assets from "available for sale" to the trading portfolio as required by FAS
115. In addition, KILICO recorded realized capital losses of $7.3 million and $0.2 million related to the changes in fair value of this portfolio during 1999 and 1998, respectively.

Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, KILICO no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as "trading". As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through KILICO's operating results.

In 1996, KILICO assumed, on a yearly renewable term basis, term life insurance from FKLA. As a result of this transaction, KILICO recorded reserves in 1999 and 1998 of approximately $8.0 million and $8.5 million, respectively.

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

KILICO's principle methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents.

To address its competition, KILICO has adopted certain business strategies. These include:

     - systematic review of investment risk and its capital position

     - customer segmentation and focus

     - continued focus on existing and new variable annuity and variable life insurance products

     - distribution through diversified channels, and

     - ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology

RANKINGS AND RATINGS

According to BEST'S INSURANCE REPORTS, 1999, as of December 31, 1998, KILICO ranked 60th of 1,282 life insurers by admitted assets; 55th of 984 by insurance in force; and 68th of 1,206 by net premiums written.

In October 1997, Zurich announced a planned merger with B.A.T. Industries plc. In connection with that merger, KILICO's claims-paying ability ratings were placed on ratings watch with negative implications by certain rating agencies. However, during 1998 the current ratings were affirmed by each rating agency. During 1999, KILICO received rating upgrades from both A.M. Best and Standard & Poor's, primarily due to the perceived long-term strategic benefit of the merger and the increased financial strength of Zurich and Zurich Kemper Life (discussed below). KILICO's current ratings and their current status are as follows:

                                                                       CURRENT RATING      CURRENT STATUS
                                                                     -------------------   --------------
         A.M. Best Company.......................................    A+ (Superior)            Affirmed
         Moody's Investors Service...............................    Aa3 (Excellent)          Affirmed
         Standard & Poor's.......................................    AA+ (Very Strong)        Affirmed

EMPLOYEES

At December 31, 1999, KILICO used the services of approximately 940 employees of FKLA, which are also shared with FLA and ZLICA. KILICO, FKLA, FLA and ZLICA collectively operate under the trade name Zurich Kemper Life.

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

ITEM 2. PROPERTIES

KILICO primarily shares 84,270 sq. ft. of office space leased by FKLA from Lumbermens Mutual Casualty Company, a former affiliate, ("Lumbermens"), located in Long Grove, Illinois. KILICO also shares 93,666 sq. ft. of office space leased by FKLA and ZLICA from Zurich American Insurance Company, an affiliate, located in Schaumburg, Illinois.

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

(c) Cash dividends of $29.3 million were declared and paid to Kemper during 1997. Cash dividends of $40.0 million and $55.0 million were declared and paid to Kemper on October 31, 1998 and December 30, 1998, respectively. Cash dividends of $20.0 million, $25.0 million and $70.0 million were declared and paid to Kemper on June 29, 1999, September 29, 1999 and December 29, 1999, respectively. No additional dividends have been declared or paid through the date of filing this Form 10-K.

RESTRICTIONS ON DIVIDENDS

Dividend distributions from KILICO to its stockholder are restricted by state insurance laws. In Illinois, where KILICO is domiciled, if such dividend, together with other distributions during the 12 preceding months would exceed the greater of (a) ten percent of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. During 1999, KILICO paid dividends to Kemper in the amount of $115.0 million, which were approved by the Illinois Department of Insurance. The maximum amount of dividends which can be paid by KILICO without prior approval in 2000 is $59.1 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for KILICO for the five years ended December 31, 1999, and for the opening balance sheet as of the acquisition date, January 4, 1996. Such information should be read in conjunction with KILICO's consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                                                                                    PREACQUISITION
                                                                                                    --------------
                                                                                                     DECEMBER 31
                           DECEMBER 31    DECEMBER 31    DECEMBER 31    DECEMBER 31    JANUARY 4    --------------
                              1999           1998           1997           1996         1996(2)          1995
                           -----------    -----------    -----------    -----------    ---------    --------------
TOTAL REVENUE..........     $   363.4      $   419.7      $   425.5      $  356.2      $  --           $   68.1(1)
                            =========      =========      =========      ========      ========        ========
NET INCOME EXCLUDING
  REALIZED INVESTMENT
  RESULTS..............     $    51.1      $    31.4      $    31.9      $   25.6      $  --           $   74.2
                            =========      =========      =========      ========      ========        ========
NET INCOME (LOSS)......     $    44.9      $    65.1      $    38.7      $   34.4      $  --           $ (133.0)(1)
                            =========      =========      =========      ========      ========        ========
FINANCIAL SUMMARY
Total separate account
  assets...............     $ 9,778.1      $ 7,099.2      $ 5,122.0      $2,127.2      $1,761.1        $1,761.1
                            =========      =========      =========      ========      ========        ========
Total assets...........     $14,655.7      $12,239.7      $10,589.7      $7,717.9      $7,682.7        $7,581.7
                            =========      =========      =========      ========      ========        ========
Future policy
  benefits.............     $ 3,409.1      $ 3,561.6      $ 3,856.9      $4,256.5      $4,585.1        $4,573.2
                            =========      =========      =========      ========      ========        ========
Stockholder's equity...     $   630.0      $   853.9      $   865.6      $  751.0      $  745.6        $  605.9
                            =========      =========      =========      ========      ========        ========

---------------
(1) Real estate-related investment losses adversely impacted total revenue and net loss for 1995. These losses reflect a change in KILICO's strategy with respect to its real estate-related investments resulting from the January 4, 1996 acquisition of Kemper by the Zurich-led investor group.

(2) The consolidated information presented as of the acquisition on January 4, 1996 is accounted for using the purchase method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KILICO recorded net income of $44.9 million in 1999, compared with net income of $65.1 million in 1998 and $38.7 million in 1997. The decrease in net income in 1999, compared with 1998, was due to a significant decrease in net realized investment results, offset by an increase in operating earnings before amortization of goodwill.

The following table reflects the components of net income:

                      NET INCOME
              (in millions)

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                    1999        1998        1997
                                                   ------      ------      ------
Operating earnings before amortization of
  goodwill...................................      $ 63.8      $ 44.1      $ 47.2
Amortization of goodwill.....................       (12.7)      (12.7)      (15.3)
Net realized investment gains (losses).......        (6.2)       33.7         6.8
                                                   ------      ------      ------
     Net income..............................      $ 44.9      $ 65.1      $ 38.7
                                                   ======      ======      ======

The following table reflects the major components of net realized investment results included in net income above.

                      REALIZED INVESTMENT RESULTS, AFTER TAX
              (in millions)

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                    1999        1998        1997
                                                   ------      ------      ------
Real estate-related gains....................      $  2.7      $ 26.9      $ 12.8
Fixed maturities and write-downs.............        (6.3)        1.4        (6.7)
Trading account securities...................        (4.7)        1.7        --
Other gains, net.............................         2.1         3.7         0.7
                                                   ------      ------      ------
     Total...................................      $ (6.2)     $ 33.7      $  6.8
                                                   ======      ======      ======

The real estate-related gains over the last three years reflect KILICO's adoption of Zurich's strategy for disposition of real estate-related investments. This strategy to reduce exposure to real estate-related investments, as well as improving real estate market conditions in most areas of the country, generated the real estate-related gains during the last three years. Net realized investment losses on fixed maturities in 1999 were primarily the result of rising interest rates throughout the year leading to lower market values in fixed maturity investments. Net realized investment gains on fixed maturities in 1998 were offset by other-than-temporary declines in value of certain U.S. dollar denominated fixed maturity investments which had significant exposure to countries in Southeast Asia, as well as other U.S. dollar denominated securities that had other-than-temporary declines in value in 1998. The net realized investment losses on fixed maturities generated in 1997 arose primarily from the sales of lower yielding U.S. Treasury bonds, collateralized mortgage obligations and corporate bonds, related to ongoing repositionings of KILICO's fixed maturity investment portfolio. The proceeds from the repositionings, together with cash and short-term investments, were reinvested into higher yielding corporate bonds and asset-backed securities in 1997.

Trading account securities were used to manage KILICO's reinsurance strategy on the BOLI product. Effective November 1, 1998, the methodology used to determine the increase to the FWA was changed and a substantial portion of this liability was marked-to-market based predominately upon the total return of the Governmental Bond Division of KILICO's Series 1 Separate Account. KILICO also placed assets supporting the FWA in a segmented portfolio and classified this asset segment as "trading" under Statement of Financial Standards No. 115 ("FAS 115") at December 31, 1998 and through November 30, 1999. During 1998, KILICO recorded a net realized capital gain of $2.8 million upon transfer of these assets to the trading portfolio as required by FAS 115. KILICO recorded realized capital losses of $7.3 million and $0.2 million related to the changes in fair values of this portfolio during 1999 and 1998, respectively. Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, KILICO no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as "trading". As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through KILICO's operating results.

Other realized investment gains, net, relate primarily to the sale of equity securities as KILICO took advantage of favorable market conditions.

Operating earnings before the amortization of goodwill increased to $63.8 million in 1999, compared with $44.1 million in 1998, primarily due to:

     - an increase in spread revenue (investment income earned less interest credited)

     - an increase in separate account fees and charges

     - a decrease in claims incurred and other policyholder benefits

     - a decrease in the amortization of insurance acquisition costs and value of business acquired, offset by

     - an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs

Operating earnings before the amortization of goodwill decreased to $44.1 million in 1998, compared with $47.2 million in 1997, primarily due to:

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

          SALES
          (in millions)

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Annuities:
  General account....................................  $  383.8   $  179.9   $  145.7
  Separate account...................................     468.9      300.4      259.8
                                                       --------   --------   --------
     Total annuities.................................     852.7      480.3      405.5
                                                       --------   --------   --------
Life Insurance:
  Separate account bank-owned variable universal life
     ("BOLI")........................................   1,622.0    1,501.0    2,700.0
  Separate account variable universal life...........      39.1       22.0        8.6
  Term life..........................................      21.9       22.4       22.2
  Interest-sensitive life............................       0.7         .2      --
                                                       --------   --------   --------
     Total life......................................   1,683.7    1,545.6    2,730.8
                                                       --------   --------   --------
               Total sales...........................  $2,536.4   $2,025.9   $3,136.3
                                                       ========   ========   ========

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. KILICO's general account annuity sales increased $203.9 million in 1999 when compared with 1998. This increase is primarily due to strong sales of the new variable annuity product introduced in the second half of 1998 that offers both a variable and a fixed option, including dollar cost averaging. Dollar cost averaging allows contractholders the option to deposit amounts in the general account and authorize pro-rated amounts to be automatically transferred into the separate account over a specified period of time in order to reduce the effects of significant market fluctuations.

Total separate account annuity (variable) sales increased $168.5 million in 1999, compared with 1998, also due to strong sales of the new variable annuity product mentioned earlier. The increase in variable annuity sales in 1998, compared with 1997, was due, in part, to the addition of new separate account investment fund options, the addition of new investment fund managers, a strong overall underlying stock and bond market and the new variable annuity product introduced during 1998.

Sales of variable annuities increase administrative fees earned. In addition, they pose minimal investment risk for KILICO, as policyholders direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. KILICO believes that the increase in its financial strength and performance ratings in 1999, together with KILICO's association with Zurich, will continue to assist in KILICO's future sales efforts.

In 1997, KILICO introduced several non-registered variable universal life insurance contracts, BOLI and a series of individual universal life insurance contracts. Sales of BOLI increased $121.0 million to $1,622.0 million in 1999, compared with $1,501.0 million in 1998. Sales of individual variable universal life insurance increased $17.1 million to $39.1 in 1999, compared with $22.0 million in 1998. Strong sales for these products continue due to favorable tax treatment afforded these products as well as the opportunity for potentially higher returns for contractholders. Sales of these separate account variable products, like variable annuities, pose minimal investment risk for KILICO as policyholders also direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. KILICO receives premium tax and DAC tax expense loads from certain contractholders, as well as administrative fees and cost of insurance charges. These fees and charges compensate KILICO for providing life insurance coverage to the contractholders potentially in excess of their cash surrender values. Face amount of new variable universal life insurance business issued amounted to $16.6 billion in 1999, compared with $7.7 billion in 1998 and $59.6 billion in 1997. The decrease in face amount issued in 1999 and 1998, compared with 1997 is due to a significant portion of renewal premiums in 1999 and 1998 and higher funded policies issued in 1999 and 1998, compared to those issued in 1997.

In early 2000, the Clinton Administration's Fiscal Year 2001 Budget ("Budget") was released and contained certain proposals to change the taxation of BOLI. It is currently unknown whether or not such proposals will be accepted, amended or omitted in the final 2001 Budget approved by Congress. If the current Budget proposals are accepted, BOLI contracts may no longer be tax advantaged products and therefore no longer attractive to those customers who purchase them because of their favorable tax attributes. Sales of these products during 2000 may be negatively impacted until the likelihood of the current proposals being enacted into law has been determined.

In 1999, 1998 and 1997 KILICO assumed $21.3 million, $21.6 million and $21.1 million, respectively, of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, KILICO's total term life sales, including new and renewal premiums, amounted to $677 thousand in 1999, compared with $846 thousand in 1998 and $1.1 million in 1997.

Spread revenue increased in 1999 compared with 1998 and 1997 due to a more modest decrease in investment income than in interest credited. Investment income decreased in 1999, compared with 1998 and 1997 due to several factors. These factors include a decrease in cash and invested assets from the 1998 and 1997 levels, reflecting the surrender and withdrawal activity during the last three years, dividends paid to Kemper during 1999 and 1998 and the reinvestment of 1998 sales proceeds and collateralized mortgage obligation ("CMO") prepayments at lower yields due to the lower interest rate environment in 1998. Net investment income was also negatively impacted by the placement of a real estate-related investment on non-accrual status effective January 1, 1999. With overall interest rates increasing during 1999, sales proceeds, maturities and prepayments were reinvested at higher yields during 1999.

The decrease in interest credited in 1999, compared with 1998 and 1997, was primarily due to a decrease in policyholder liabilities due to the surrender and withdrawal activity over the last three years and a decrease in crediting rates during 1999 and 1998.

Investment income was also reduced over the last three years reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the fair value of KILICO's fixed maturity investments as of January 4, 1996, the date Kemper was acquired by Zurich became KILICO's new cost basis in the investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of KILICO's fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $7.8 million in 1999, compared with $14.4 million in 1998 and $15.3 million in 1997.

Included in separate account fees and charges are administrative fees received from KILICO's separate account products of $46.1 million in 1999, compared with $38.3 million and $31.0 million in 1998 and 1997, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets.

Also included in separate account fees and charges are cost of insurance ("COI") charges related to variable universal life insurance, primarily BOLI, of $167.9 million, $167.6 million and $27.6 million in 1999, 1998 and 1997, respectively. Of these COI charges, $166.4 million, $175.5 million and $24.3 million were ceded, respectively, to a Zurich affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"), formerly ZC Life Reinsurance Limited. In 1998, KILICO ceded in excess of 100 percent of the COI charges received due to changes to the reinsurance agreement. Separate account fees and charges in 1999, 1998 and 1997 also include BOLI-related premium tax expense loads of $26.8 million, $29.1 million and $51.1 million, respectively.

Other income includes surrender charge revenue of $5.0 million in 1999, compared with $4.0 million and $5.2 million in 1998 and 1997, respectively. The increase in surrender charge revenue in 1999, compared with 1998, reflects the increased policyholder surrender and withdrawal activity in the separate accounts during 1999, compared with 1998. Similarly, the decrease in surrender charge revenue in 1998, compared with 1997, reflects the decrease in total general account policyholder surrenders and withdrawals during 1998, compared with 1997.

          POLICYHOLDER SURRENDERS, WITHDRAWALS AND DEATH BENEFITS
          (in millions)

                                                    1999           1998           1997
                                                   ------         ------         ------
General account................................    $564.2         $645.5         $703.1
Separate account...............................     399.8          260.9          236.2
                                                   ------         ------         ------
     Total.....................................    $964.0         $906.4         $939.3
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

General account surrenders, withdrawals and death benefits decreased $81.3 million in 1999, compared with 1998, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals.

Separate account surrenders, withdrawals and death benefits increased $138.9 million in 1999, compared with 1998. Contributing to this increase was a partial withdrawal on a BOLI contract of $39.8 million in 1999. The remaining increase is primarily due to the growth of assets under management in the separate account and a related increase in surrenders and withdrawals as contractholders seek alternative investment options during a period of strong market performance.

The trend of decreasing policyholder surrenders, withdrawals and death benefits in the general account and increasing in the separate account reflects a shift in assets under management from the general account to the separate account over the past three years, reflecting KILICO's increased emphasis on marketing its existing and new separate account products.

Taxes, licenses and fees primarily reflect premium taxes on BOLI. Excluding the taxes due on BOLI, for which KILICO received a corresponding expense load in separate account fees and other charges, taxes, licenses and fees amounted to $3.4 million in 1999, compared with $1.5 million in 1998 and $1.5 million in 1997.

Commission expense was higher in 1999, compared with both 1998 and 1997, due to an increase in total sales.

Operating expenses increased slightly in 1999, to $46.0 million, compared with $44.6 million and $36.8 million in 1998 and 1997, respectively. Operating expenses increased in 1998, compared with 1997, as a result of staffing for new business initiatives, an increase in various outside consulting fees, an increase in printing and stationary expenses for sales materials and an increase in data processing expenses.

Data processing expenses related to bringing KILICO's systems in compliance with the year 2000 amounted to $0.6 million in 1999 and $1.3 million in 1998.

Operating earnings were positively impacted by the deferral of insurance acquisition costs in 1999, 1998 and 1997. The deferral of insurance acquisition costs increased in 1999, compared with both 1998 and 1997, reflecting an increase in commissions expense and operating expenses related directly to the increased production of new business over the last several years.

Operating earnings were positively impacted by a decrease in the amortization of deferred insurance acquisition costs in 1999, compared with 1998. This decrease was primarily due to significant appreciation in KILICO's separate account assets due to rising equity markets during 1999, as well as realized capital losses on post-purchase investments during 1999, compared with realized capital gains on post-purchase investments during 1998. Appreciation in separate account assets increases estimated future gross profits, shifting amortization to later years. Realized capital losses on post-purchase investments decreases current gross profits and defers amortization into future periods. Realized capital gains on post-purchase investments increases current gross profits and accelerates amortization in the current period. The lower amortization in 1997 reflects a smaller deferred insurance acquisition cost asset in 1997. The deferred insurance acquisition cost asset was $159.7 million, $91.5 million and $59.5 million at December 31, 1999, 1998 and 1997, respectively.

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

The amortization of the value of business acquired decreased in 1999, compared with 1998, as a result of:

     - significant appreciation in separate account assets, which increases estimated future gross profits and shifts amortization to later years

     - a decreasing block of business previously acquired, resulting in less amortization as gross profits on this business decrease, and

     - a significant decrease in realized investment results on pre-purchase investments.

The significant realized capital gains in 1998 increased gross profits for that period and accelerated the amortization of the value of business acquired during 1998.

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

OPERATIONS BY BUSINESS SEGMENT

In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. FAS 131 establishes standards for how to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

KILICO, FKLA, ZLICA, and FLA operate under the trade name Zurich Kemper Life. Zurich Kemper Life is segregated by Strategic Business Unit ("SBU"). The SBU concept employed by ZFS has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Kemper Life, because it is at the SBU level that Zurich Kemper Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. For purposes of operating segment disclosure, Zurich Kemper Life includes the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

Zurich Kemper Life is segregated into the Life Brokerage, Financial, Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Since Zurich Kemper Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity, discussion regarding results of operations in this Form 10-K relate solely to KILICO. The vast majority of KILICO's business is derived from the Financial and RSG SBUs. The contributions of Zurich Kemper Life's SBUs to combined revenues, operating results and certain balance sheet data pertaining thereto, are shown in the Notes to Consolidated Financial Statements.

The principle products and markets of the Financial and RSG SBUs are as follows:

FINANCIAL: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and bank-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners. Institutional business includes BOLI and funding agreements (included in FKLA).

RSG: The RSG SBU has a sharp focus on its target customer. This SBU markets fixed and variable annuities to K-12 schoolteachers, administrators, and healthcare workers, along with college professors and certain employees of selected non-profit organizations. This target market is eligible for what the IRS designates as retirement-oriented savings or investment plans that qualify for special tax treatment.

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

     - consistency with KILICO's business strategy and investment guidelines approved by the board of directors

     - the interest rate environment

     - liability durations, and

     - changes in market and business conditions

INVESTED ASSETS AND CASH
(in millions)

                                                                   DECEMBER 31              DECEMBER 31
                                                                       1999                     1998
                                                                ------------------       ------------------
Cash and short-term investments.............................    $   54         1.4%      $   72         1.7%
Fixed maturities:
  Investment-grade:
     NAIC(1) Class 1........................................     2,164        56.5        2,663        63.7
     NAIC(1) Class 2........................................       994        25.9          724        17.3
  Below investment grade (NAIC classes 3 through 6):
     Performing.............................................       118         3.1           96         2.3
Trading account securities..................................      --          --            102         2.4
Joint venture mortgage loans................................        67         1.8           66         1.6
Third-party mortgage loans..................................        64         1.7           76         1.8
Other real estate-related investments.......................        21         0.5           22         0.5
Policy loans................................................       262         6.8          271         6.5
Equity securities...........................................        62         1.6           67         1.6
Other.......................................................        25         0.7           24         0.6
                                                                ------       -----       ------       -----
          Total(2)..........................................    $3,831       100.0%      $4,183       100.0%
                                                                ======       =====       ======       =====

---------------
(1) National Association of Insurance Commissioners ("NAIC").
    -- Class 1 = A- and above
    -- Class 2 = BBB- through BBB+

(2) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the notes to the consolidated financial statements.

FIXED MATURITIES

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities at December 31, 1999 was $121.2 million, compared with unrealized appreciation of $61.3 million at December 31, 1998. KILICO does not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At December 31, 1999, investment-grade fixed maturities, cash and short-term investments accounted for 83.8 percent of KILICO's invested assets and cash, compared with 82.7 percent at December 31, 1998. Approximately 45.9 percent of KILICO's NAIC Class 1 bonds were rated AAA or equivalent at year-end 1999, compared with 53.4 percent at December 31, 1998.

Approximately 20.0 percent of KILICO's investment-grade fixed maturities at December 31, 1999 were mortgage-backed securities, down from 28.0 percent at December 31, 1998, due to sales and paydowns during 1999. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. KILICO has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. KILICO's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 16.8 percent and 15.4 percent of KILICO's investment-grade fixed maturities at December 31, 1999 and 1998, respectively, consisted of corporate asset-backed securities. The majority of KILICO's investments in asset-backed securities were backed by home equity loans (24.0%), commercial mortgage-backed securities (22.8%), manufactured housing loans (12.5%), other commercial assets (11.3%), and collateralized loan and bond obligations (10.6%).

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

At December 31, 1999 and 1998, KILICO had unamortized premiums and discounts related to mortgage-backed and asset-backed securities as follows (in millions):

                                                                   DECEMBER 31
                                                                -----------------
                                                                1999        1998
                                                                -----       -----
Unamortized premiums........................................    $11.6       $15.8
                                                                =====       =====
Unamortized discounts.......................................    $ 6.5       $ 4.6
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

                               CARRYING                                                                               FAIR VALUE
                               VALUE AT                              EXPECTED MATURITY DATE                               AT
                             DECEMBER 31,      -------------------------------------------------------------------   DECEMBER 31,
       (IN MILLIONS)             1999          2000       2001       2002        2003        2004       THEREAFTER       1999
       -------------         ------------      -----      -----      -----      ------      ------      ----------   ------------
Fixed Maturities:
  Mortgage-backed bonds.....   $  630.4        $19.6      $21.6      $47.3      $149.5      $135.2        $257.2       $  630.4
     Average yield..........       6.61%        6.61%      6.63%      6.63%       6.67%       7.09%         7.14%          6.61%
  Asset-backed bonds........   $  409.8        $11.4      $27.0      $33.6      $ 48.8      $ 39.0        $250.0       $  409.8
     Average yield..........       7.11%        7.17%      7.25%      7.18%       7.16%       7.34%         7.60%          7.11%
  CMBs......................   $  120.7        $  --      $  --      $  --      $   --      $   --        $120.7       $  120.7
     Average yield..........       6.75%        6.75%      6.75%      6.75%       6.75%       6.75%         6.73%          6.75%
                               --------                                                                                --------
                               $1,160.9                                                                                $1,160.9
                               ========                                                                                ========

                                  CARRYING                                                                            FAIR VALUE
                                  VALUE AT                             EXPECTED MATURITY DATE                             AT
                                DECEMBER 31,      ----------------------------------------------------------------   DECEMBER 31,
         (IN MILLIONS)              1998           1999       2000       2001       2002        2003    THEREAFTER       1998
         -------------          ------------      ------      -----      -----      -----      ------   ----------   ------------
Fixed Maturities:
  Mortgage-backed bonds........   $  946.7        $137.2      $85.7      $48.3      $47.7      $149.6     $478.2       $  946.7
     Average yield.............       6.45%         6.46%      6.42%      6.43%      6.42%       6.42%      6.42%          6.45%
  Asset-backed bonds...........   $  407.4        $ 17.9      $36.1      $49.8      $36.1      $ 31.9     $235.6       $  407.4
     Average yield.............       6.67%         6.73%      6.75%      6.82%      6.90%       6.90%      6.95%          6.67%
  CMBs.........................   $  115.5        $  1.3      $ 1.2      $ 1.4      $ 1.5      $ 12.3     $ 97.8       $  115.5
     Average yield.............       6.25%         6.28%      6.28%      6.28%      6.28%       6.28%      6.28%          6.25%
                                  --------                                                                             --------
                                  $1,469.6                                                                             $1,469.6
                                  ========                                                                             ========

The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1999, is 4.5 years. A 200 basis point increase in interest rates would extend the weighted average maturity by approximately .26 of a year, while a 200 basis point decrease in interest rates would decrease the weighted average maturity by approximately .93 of a year.

The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1998, was 4.0 years. A 200 basis point increase in interest rates would have extended the weighted average maturity by approximately .65 of a year, while a 200 basis point decrease in interest rates would have decreased the weighted average maturity by approximately 1.45 years.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 48 issuers at December 31, 1999, totaled 3.1 percent of cash and invested assets at December 31, 1999 and 2.3 percent at December 31, 1998. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. KILICO's strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

REAL ESTATE-RELATED INVESTMENTS

The $151.6 million real estate-related portfolio held by KILICO, consists of joint venture and third-party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 3.9 percent of cash and invested assets at December 31, 1999, compared with $164.4 million, or 3.9 percent, at December 31, 1998. The decrease in real estate-related investments during 1999 was primarily due to sales and loan paydowns.

As reflected in the "Real estate portfolio" table below, KILICO has continued to fund both existing projects and legal commitments. The future legal commitments were $29.8 million at December 31, 1999. This amount represented a net decrease of $34.6 million since December 31, 1998, primarily due to the cancellation of several standby financing commitments in 1999. As of December 31, 1999, KILICO expects to fund approximately $0.1 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds. KILICO does not currently expect to fund these commitments. The total legal commitments, along with estimated working capital requirements, are considered in KILICO's evaluation of reserves and write-downs.

Excluding the $0.9 million of net equity investments in joint ventures, KILICO's real estate loans totaled $150.7 million at December 31, 1999, after reserves and write-downs. Of this amount, $74.4 million are on accrual status with a weighted average interest rate of approximately 7.85 percent. Of these accrual loans:

     - 15.6 percent have terms requiring current periodic payments of their full contractual interest

     - 84.4 percent require only partial payments or payments to the extent of borrowers' cash flow.

The equity investments in real estate at December 31, 1999 consisted of KILICO's other equity investments in joint ventures. These equity investments include KILICO's share of periodic operating results. KILICO, as an equity owner or affiliate of an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain joint ventures.

REAL ESTATE PORTFOLIO
(in millions)

                                                                               OTHER REAL ESTATE-
                                                           MORTGAGE LOANS     RELATED INVESTMENTS
                                                          ----------------   ----------------------
                                                           JOINT    THIRD-    OTHER       EQUITY
                                                          VENTURE   PARTY    LOANS(2)   INVESTMENTS   TOTAL
                                                          -------   ------   --------   -----------   ------
Balance at December 31, 1998............................   $65.8    $ 76.5    $20.9        $ 1.2      $164.4(1)
Additions (deductions):
Fundings................................................     0.3      --       --          --            0.3
Interest added to principal.............................     3.5       0.4     --          --            3.9
Sales/paydowns/distributions............................    (2.4)    (13.0)    (4.2)        (0.5)      (20.1)
Operating gain..........................................    --        --       --            0.1         0.1
Net realized investments gains..........................     0.8       3.3     --            0.1         4.2(3)
Other transactions, net.................................    (0.8)     (3.3)     2.9        --           (1.2)(3)
                                                           -----    ------    -----        -----      ------
Balance at December 31, 1999............................   $67.2    $ 63.9    $19.6        $ 0.9      $151.6(4)
                                                           =====    ======    =====        =====      ======

---------------
(1) Net of $25.3 million reserve and write-downs. Excludes $8.7 million of real estate-related accrued interest.

(2) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures. These loans were issued by KILICO generally to provide financing for Kemper's or KILICO's joint ventures for various purposes.

(3) Included in this amount is $2.9 million of contingent interest payments related to a 1995 real estate sale. These payments were recorded as realized investment gains and then deducted from other transactions because they did not affect the carrying value.

(4) Net of $23.7 million reserve and write-downs. Excludes $0.6 million of real estate-related accrued interest.

REAL ESTATE CONCENTRATIONS AND OUTLOOK

KILICO's real estate portfolio is distributed by geographic location and property type. However, KILICO has concentration exposures in certain states and in certain types of properties. In addition to these exposures, KILICO also has exposures to certain real estate developers and partnerships.

As a result of KILICO's ongoing strategy to reduce its exposure to real estate-related investments, as of December 31, 1999, KILICO had investments in three projects that accounted for approximately 92.3 percent of KILICO's $151.6 million real estate-related portfolio.

The largest of these investments at December 31, 1999 amounted to $63.9 million and consisted of second mortgages on nine hotel properties, one office building, and one retail property. Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests in these properties. These properties are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on KILICO's mortgages. These loans are on accrual status.

KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $55.4 million at December 31, 1999. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies which will impact the long-term economic viability of the project. Loans to the MLP were placed on non-accrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value.

The remaining significant real estate-related investment amounted to $20.7 million at December 31, 1999 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, KILICO has placed these real estate-related investments on nonaccrual status. KILICO is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, KILICO anticipates that it could be several additional years until it completely disposes of all investments in Hawaii.

KILICO evaluates its real estate-related investments (including accrued interest) using an estimate of the investments observable market price, net of estimated selling costs. Because KILICO's real estate review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time. KILICO's real estate-related investments are expected to continue to decline further through future sales and paydowns. KILICO's net income could be reduced in future periods if:

     - real estate market conditions worsen in areas where KILICO's portfolio is located

     - Kemper's and KILICO's plans with respect to certain projects change, or

     - necessary construction or zoning permits are not obtained.

KILICO's only troubled real estate-related investments were loans on nonaccrual status, before reserves and write-downs, totaling $98.3 million and $37.4 million at December 31, 1999 and 1998, respectively. KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $76.3 million and $31.8 million at December 31, 1999 and 1998, respectively. The increase in nonaccrual loans in 1999, compared with 1998, is due to the previously discussed placement of loans to the MLP on nonaccrual status at the beginning of 1999.

NET INVESTMENT INCOME

KILICO's pre-tax net investment income totaled $264.6 million in 1999, compared with $273.5 million in 1998 and $296.2 million in 1997. This includes KILICO's share of the operating losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans that are on nonaccrual status. As previously discussed, KILICO's net investment income in 1999, 1998 and 1997, has been negatively impacted by purchase accounting adjustments.

KILICO's total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

          FOREGONE INVESTMENT INCOME
          (dollars in millions)

                                                              YEAR ENDED DECEMBER 31
                                                          ------------------------------
                                                          1999         1998         1997
                                                          ----         ----         ----
Fixed maturities......................................    $--          $0.3         $0.5
Real estate-related investments.......................    9.9          3.2           3.9
                                                          ----         ----         ----
       Total..........................................    $9.9         $3.5         $4.4
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

REALIZED INVESTMENT RESULTS

Net income reflects after-tax realized investment losses of $6.2 million in 1999, and after-tax realized investment gains of $33.7 million and $6.8 million in 1998 and 1997, respectively. Included in the after-tax realized investment losses are trading account security losses of $4.7 million in 1999. As previously discussed, KILICO segregated a portion of its General Account investment portfolio in the first eleven months of 1999 into a "trading" account under FAS 115. FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. Also, as previously discussed, effective December 1, 1999, KILICO no longer segregated its General Account investment portfolio as "trading". As a result, all investments previously designated as "trading" are currently classified as available for sale and changes in fair value to the FWA and the assets supporting the FWA no longer flow through KILICO's operating results.

Unrealized gains and losses on fixed maturity investments that are available for sale are not reflected in KILICO's net income. These changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, however, the security is written down to net realizable value, and the write-down adversely impacts net income.

KILICO regularly monitors its investment portfolio and as part of this process reviews its assets for possible impairments of carrying value. Because the review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time.

A valuation allowance has been established to reduce the deferred tax asset for investment losses to a net realizable amount. The valuation allowance is evaluated as of each balance sheet date.

INTEREST RATES

Interest rates remained relatively stable during 1997, before declining in 1998. During 1998, the Federal Open Market Committee lowered interest rates three times. This trend was reversed in 1999 when the Federal Open Market Committee raised rates three times over the course of the year, resulting in a flatter yield curve due to higher short-term interest rates.

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

A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses. A declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have influenced certain annuity holders to seek alternative products. KILICO mitigates this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately 36 percent of KILICO's fixed and variable annuity liabilities as of December 31, 1999, however, were no longer subject to significant surrender fees.

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

During 1999, KILICO received rating upgrades from both A.M. Best and Standard & Poor's, primarily due to the perceived long-term strategic benefit of the merger and the increased financial strength of Zurich and Zurich Kemper Life.

STOCKHOLDER'S EQUITY

Stockholder's equity totaled $630.0 million at December 31, 1999, compared with $853.9 million at December 31, 1998 and $865.6 million at December 31, 1997. The decrease in stockholder's equity in 1999 was primarily due to a decrease in accumulated other comprehensive income (loss) of $153.8 million and dividends of $115.0 million paid to Kemper, offset by net income of $44.9 million. The decrease in accumulated other comprehensive income (loss) was primarily related to unrealized depreciation of KILICO's fixed maturity investment portfolio due to rising interest rates during 1999. The decrease in stockholder's equity in 1998 was primarily due to dividends of $95.0 million paid to Kemper during 1998. This decrease was offset by 1998 net income of $65.1 million and an increase of $20.3 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily related to the increase in unrealized appreciation of KILICO's fixed maturity investment portfolio due to falling interest rates during 1998.

EMERGING ISSUE

In June 1998, the FASB issued Statement of Financial Accounting Standard 133, ("FAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1999, the FASB issued Statement of Financial Accounting Standard 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This statement defers the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. KILICO has not determined the impact that implementation of FAS 133 would have on its results of operations or financial position, however, the impact of implementation is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE(S)
                                                              -------
Reports of Independent Public Accountants...................    20
Consolidated Balance Sheets, December 31, 1999 and 1998.....    21
Consolidated Statements of Operations, three years ended
  December 31, 1999.........................................    22
Consolidated Statements of Comprehensive Income, three years
  ended December 31, 1999...................................    23
Consolidated Statements of Stockholder's Equity, three years
  ended December 31, 1999...................................    24
Consolidated Statements of Cash Flows, three years ended
  December 31, 1999.........................................    25
Notes to Consolidated Financial Statements..................  26-42
Financial Statement Schedules:
  Supplementary Insurance Information.......................    49
  Reinsurance...............................................    50
  Valuation and Qualifying Accounts.........................    51

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder of
Kemper Investors Life Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                           PricewaterhouseCoopers LLP
Chicago, Illinois
March 17, 2000

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              DECEMBER 31   DECEMBER 31
                                                                 1999          1998
                                                              -----------   -----------
ASSETS
Fixed maturities, available for sale, at fair value
  (amortized cost: December 31, 1999, $3,397,188, December
  31, 1998, $3,421,535).....................................  $3,276,017    $ 3,482,820
Trading account securities at fair value (amortized cost:
  December 31, 1998, $99,095)...............................      --            101,781
Equity securities (cost: December 31, 1999, $65,235;
  December 31, 1998,
  $66,776)..................................................      61,592         66,854
Short-term investments......................................      42,391         58,334
Joint venture mortgage loans................................      67,242         65,806
Third-party mortgage loans..................................      63,875         76,520
Other real estate-related investments.......................      20,506         22,049
Policy loans................................................     261,788        271,540
Other invested assets.......................................      25,621         23,645
                                                              -----------   -----------
          Total investments.................................   3,819,032      4,169,349
Cash........................................................      12,015         13,486
Accrued investment income...................................     127,219        124,213
Goodwill....................................................     203,907        216,651
Value of business acquired..................................     119,160        118,850
Deferred insurance acquisition costs........................     159,667         91,543
Deferred income taxes.......................................      93,502         35,059
Reinsurance recoverable.....................................     309,696        344,837
Receivable on sales of securities...........................       3,500          3,500
Other assets and receivables................................      29,950         23,029
Assets held in separate accounts............................   9,778,068      7,099,204
                                                              -----------   -----------
          Total assets......................................  $.14,655,716  $12,239,721
                                                              ===========   ===========
LIABILITIES
Future policy benefits......................................  $3,718,833    $ 3,906,391
Other policyholder benefits and funds payable...............     457,328        318,369
Other accounts payable and liabilities......................      71,482         61,898
Liabilities related to separate accounts....................   9,778,068      7,099,204
                                                              -----------   -----------
          Total liabilities.................................  14,025,711     11,385,862
                                                              -----------   -----------
Commitments and contingent liabilities
STOCKHOLDER'S EQUITY
Capital stock--$10 par value,
  authorized 300,000 shares; outstanding 250,000 shares.....       2,500          2,500
Additional paid-in capital..................................     804,347        804,347
Accumulated other comprehensive income (loss)...............    (120,819)        32,975
Retained earnings (deficit).................................     (56,023)        14,037
                                                              -----------   -----------
          Total stockholder's equity........................     630,005        853,859
                                                              -----------   -----------
          Total liabilities and stockholder's equity........  $14,655,716   $12,239,721
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1999         1998       1997
                                                              --------     --------   --------
REVENUE
Net investment income.......................................  $264,640     $273,512   $296,195
Realized investment gains (losses)..........................    (9,549)      51,868     10,546
Premium income..............................................    21,990       22,346     22,239
Separate account fees and charges...........................    74,715       61,982     85,413
Other income................................................    11,623       10,031     11,087
                                                              --------     --------   --------
          Total revenue.....................................   363,419      419,739    425,480
                                                              --------     --------   --------
BENEFIT AND EXPENSES
Interest credited to policyholders..........................   162,243      176,906    199,782
Claims incurred and other policyholder benefits.............    18,185       28,029     28,372
Taxes, licenses and fees....................................    30,234       30,292     52,608
Commissions.................................................    67,555       39,046     32,602
Operating expenses..........................................    45,989       44,575     36,837
Deferral of insurance acquisition costs.....................   (69,814)     (46,565)   (38,177)
Amortization of insurance acquisition costs.................     5,524       12,082      3,204
Amortization of value of business acquired..................    12,955       17,677     24,948
Amortization of goodwill....................................    12,744       12,744     15,295
                                                              --------     --------   --------
          Total benefits and expenses.......................   285,615      314,786    355,471
                                                              --------     --------   --------
Income before income tax expense............................    77,804      104,953     70,009
Income tax expense..........................................    32,864       39,804     31,292
                                                              --------     --------   --------
          Net income........................................  $ 44,940     $ 65,149   $ 38,717
                                                              ========     ========   ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                     YEAR ENDED DECEMBER 31
                                                                ---------------------------------
                                                                  1999         1998        1997
                                                                ---------    --------    --------
NET INCOME..................................................    $  44,940    $ 65,149    $ 38,717
                                                                ---------    --------    --------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Unrealized holding gains (losses) on investments arising
     during period:
  Unrealized holding gains (losses) on investments..........     (180,267)     25,372      60,802
  Adjustment to value of business acquired..................       12,811      (9,332)    (28,562)
  Adjustment to deferred insurance acquisition costs........        5,726      (2,862)     (2,680)
                                                                ---------    --------    --------
          Total unrealized holding gains (losses) on
            investments arising during period...............     (161,730)     13,178      29,560
                                                                ---------    --------    --------
  Less reclassification adjustments for items included in
     net income:
     Adjustment for (gains) losses included in realized
      investment gains (losses).............................       16,651       6,794      (9,016)
     Adjustment for amortization of premium on fixed
      maturities included in net investment income..........      (10,533)    (17,064)    (17,866)
     Adjustment for (gains) losses included in amortization
      of value of business acquired.........................         (454)     (7,378)     (2,353)
     Adjustment for (gains) losses included in amortization
      of insurance acquisition costs........................        1,892        (463)       (355)
                                                                ---------    --------    --------
          Total reclassification adjustments for items
            included in net income..........................        7,556     (18,111)    (29,590)
                                                                ---------    --------    --------
Other comprehensive income (loss), before related income tax
  expense (benefit).........................................     (169,286)     31,289      59,150
Related income tax expense (benefit)........................      (15,492)     10,952        (985)
                                                                ---------    --------    --------
          Other comprehensive income (loss), net of tax.....     (153,794)     20,337      60,135
                                                                ---------    --------    --------
          Comprehensive income (loss).......................    $(108,854)   $ 85,486    $ 98,852
                                                                =========    ========    ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                          DECEMBER 31
                                                              -----------------------------------
                                                                1999          1998         1997
                                                              ---------     --------     --------
CAPITAL STOCK, beginning and end of period..................  $   2,500     $  2,500     $  2,500
                                                              ---------     --------     --------

ADDITIONAL PAID-IN CAPITAL, beginning of period.............    804,347      806,538      761,538
Capital contributions from parent...........................     --            4,261       45,000
Adjustment to prior period capital contribution from
  parent....................................................     --           (6,452)       --
                                                              ---------     --------     --------
          End of period.....................................    804,347      804,347      806,538
                                                              ---------     --------     --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), beginning of
  period....................................................     32,975       12,637      (47,498)
Other comprehensive income (loss), net of tax...............   (153,794)      20,338       60,135
                                                              ---------     --------     --------
          End of period.....................................   (120,819)      32,975       12,637
                                                              ---------     --------     --------

RETAINED EARNINGS, beginning of period......................     14,037       43,888       34,421
Net income..................................................     44,940       65,149       38,717
Dividends to parent.........................................   (115,000)     (95,000)     (29,250)
                                                              ---------     --------     --------
          End of period.....................................    (56,023)      14,037       43,888
                                                              ---------     --------     --------

          Total stockholder's equity........................  $ 630,005     $853,859     $865,563
                                                              =========     ========     ========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEAR ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   1999           1998         1997
                                                                -----------    -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................    $    44,940    $    65,149   $  38,717
  Reconcilement of net income to net cash provided:
     Realized investment (gains) losses.....................          9,549        (51,868)    (10,546)
     Net change in trading account securities...............        (51,239)        (6,727)     --
     Interest credited and other charges....................        158,557        173,958     198,206
     Deferred insurance acquisition costs, net..............        (64,290)       (34,483)    (34,973)
     Amortization of value of business acquired.............         12,955         17,677      24,948
     Amortization of goodwill...............................         12,744         12,744      15,295
     Amortization of discount and premium on investments....         11,157         17,353      17,866
     Deferred income taxes..................................        (42,952)       (12,469)    (99,370)
     Net change in current federal income taxes.............        (10,594)       (73,162)     97,386
     Benefits and premium taxes due related to separate
      account bank-owned life insurance.....................        149,477        123,884     180,546
     Other, net                                                     (11,901)       (41,477)     17,168
                                                                -----------    -----------   ---------
          Net cash provided from operating activities.......        218,403        190,579     445,243
                                                                -----------    -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash from investments sold or matured:
     Fixed maturities held to maturity......................        335,735        491,699     229,208
     Fixed maturities sold prior to maturity................      1,269,290        882,596     633,872
     Equity securities......................................         11,379        107,598      --
     Mortgage loans, policy loans and other invested
      assets................................................         75,389        180,316     131,866
  Cost of investments purchased or loans originated:
     Fixed maturities.......................................     (1,455,496)    (1,319,119)   (606,028)
     Equity securities......................................         (8,703)       (83,303)     --
     Mortgage loans, policy loans and other invested
      assets................................................        (43,665)       (66,331)    (76,350)
  Short-term investments, net...............................         15,943        177,723    (164,361)
  Net change in receivable and payable for securities
     transactions...........................................        --                (677)     29,746
  Net change in other assets................................         (2,725)       --              244
                                                                -----------    -----------   ---------
          Net cash provided from investing activities.......        197,147        370,502     178,197
                                                                -----------    -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
     Deposits...............................................        383,874        180,124     145,687
     Withdrawals............................................       (694,848)      (649,400)   (745,510)
  Capital contributions from parent.........................        --               4,261      45,000
  Dividends to parent.......................................       (115,000)       (95,000)    (29,250)
  Other.....................................................          8,953        (11,448)    (18,275)
                                                                -----------    -----------   ---------
          Net cash used in financing activities.............       (417,021)      (571,463)   (602,348)
                                                                -----------    -----------   ---------
               Net increase (decrease) in cash..............         (1,471)       (10,382)     21,092
CASH, beginning of period...................................         13,486         23,868       2,776
                                                                -----------    -----------   ---------
CASH, end of period.........................................    $    12,015    $    13,486   $  23,868
                                                                ===========    ===========   =========

See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"). Kemper and the Company are wholly-owned subsidiaries of Zurich Financial Services ("ZFS" or "Zurich"). ZFS is owned by Zurich Allied AG and Allied Zurich p.l.c., fifty-seven percent and forty-three percent, respectively. Zurich Allied AG is listed on the Swiss Market Index. Allied Zurich p.l.c. is included in the FTSE-100 Share Index in London.

The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order for them to conform to the 1999 presentation. The accompanying consolidated financial statements of the Company as of and for the years ended December 31, 1999, 1998 and 1997, have been prepared in conformity with accounting principles generally accepted in the United States.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the accompanying financial statements. As further discussed in the accompanying notes to the consolidated financial statements, significant estimates and assumptions affect goodwill, deferred insurance acquisition costs, the value of business acquired, provisions for real estate-related losses and reserves, other-than-temporary declines in values for fixed maturities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

GOODWILL

The Company reviews goodwill to determine if events or changes in circumstances may have affected the recoverability of the outstanding goodwill as of each reporting period. In the event that the Company determines that goodwill is not recoverable, it would amortize such amounts as additional goodwill expense in the accompanying financial statements. As of December 31, 1999, the Company believes that no such adjustment is necessary.

In December of 1997, the Company changed its amortization period from twenty-five years to twenty years in order to conform to Zurich's accounting practices and policies. As a result of the change in amortization periods, the Company recorded an increase in goodwill amortization expense of $5.1 million during 1997.

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

The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2004 are as follows:

                                                                                                     PROJECTED
                     (IN THOUSANDS)                        BEGINNING                  ACCRETION OF    ENDING
                 YEAR ENDED DECEMBER 31                     BALANCE    AMORTIZATION     INTEREST      BALANCE
--------------------------------------------------------   ---------   ------------   ------------   ---------
1997 (actual)...........................................    168,692       (34,906)        9,958       143,744
1998 (actual)...........................................    143,744       (26,807)        9,129       126,066
1999 (actual)...........................................    126,066       (20,891)        7,936       113,111
2000....................................................    113,111       (23,418)        6,971        96,664
2001....................................................     96,664       (21,493)        5,890        81,061
2002....................................................     81,061       (17,805)        4,970        68,226
2003....................................................     68,226       (16,160)        4,185        56,251
2004....................................................     56,251       (14,625)        3,438        45,064

The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. This adjustment increased the value of business acquired by $6.0 million as of December 31, 1999 and decreased the value of business acquired by $7.2 million as of December 31, 1998. Accumulated other comprehensive income increased by approximately $3.9 million as of December 31, 1999 due to this adjustment and decreased accumulated other comprehensive income by $4.7 million as of December 31, 1998.

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

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FUTURE POLICY BENEFITS

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. Current interest rates credited during the contract accumulation period range from 3.0 percent to 10.0 percent. Future minimum guaranteed interest rates vary from 3.0 percent to 4.0 percent. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 2.5 percent to 12.0 percent.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Estimated future investment yields are a level 7.1 percent.

GUARANTY FUND ASSESSMENTS

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 1999 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

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

Mortgage loans are carried at their unpaid balance, net of unamortized discount and any applicable reserves or write-downs. Other real estate-related investments, net of any applicable reserves and write-downs, include notes receivable from real estate ventures and investments in real estate ventures, adjusted for the equity in the operating income or loss of such ventures. Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions, indicate a likelihood of loss.

Investments in policy loans and other invested assets, consisting primarily of venture capital investments and a leveraged lease, are carried primarily at cost.

Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Net unrealized gains or losses on revaluation of investments are credited or charged to accumulated other comprehensive income (loss). Such unrealized gains are recorded net of deferred income tax expense, while unrealized losses are not tax benefitted.

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

INCOME TAX

The Company files a separate Federal income tax return. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) CASH FLOW INFORMATION

The Company defines cash as cash in banks and money market accounts. The Company paid federal income taxes of $83.8 million, $126.0 million and $29.0 million directly to the United States Treasury Department during 1999, 1998 and 1997, respectively.

(3) INVESTED ASSETS AND RELATED INCOME

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturities are considered available for sale. The carrying value of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, were as follows:

                                                                                             ESTIMATED
                                                                                            UNREALIZED
                                                               CARRYING    AMORTIZED    -------------------
                                                                VALUE         COST       GAINS     LOSSES
                       (in thousands)                         ----------   ----------   -------   ---------
DECEMBER 31, 1999
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $    6,516   $    6,631   $ --      $    (115)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      21,656       22,107        --        (451)
Debt securities issued by foreign governments...............      23,890       24,749       380      (1,239)
Corporate securities........................................   2,063,054    2,147,606     2,750     (87,302)
Mortgage and asset-backed securities........................   1,160,901    1,196,095       450     (35,644)
                                                              ----------   ----------   -------   ---------
       Total fixed maturities...............................  $3,276,017   $3,397,188   $ 3,580   $(124,751)
                                                              ==========   ==========   =======   =========
DECEMBER 31, 1998
U.S. treasury securities and obligations of U.S. government
  agencies and authorities..................................  $    7,951   $    7,879   $    81   $      (9)
Obligations of states and political subdivisions, special
  revenue and nonguaranteed.................................      27,039       26,768       362         (91)
Debt securities issued by foreign governments...............      69,357       67,239     2,266        (148)
Corporate securities........................................   1,908,850    1,866,372    46,664      (4,186)
Mortgage and asset-backed securities........................   1,469,623    1,453,277    19,063      (2,717)
                                                              ----------   ----------   -------   ---------
       Total fixed maturities...............................  $3,482,820   $3,421,535   $68,436   $  (7,151)
                                                              ==========   ==========   =======   =========

The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 1999, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED) prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                                 CARRYING     AMORTIZED
                                                                  VALUE          COST
                       (in thousands)                           ----------    ----------
One year or less............................................    $   49,221    $   48,953
Over one year through five years............................       747,086       765,064
Over five years through ten years...........................     1,022,850     1,073,468
Over ten years..............................................       295,959       313,608
Securities not due at a single maturity date, primarily
  mortgage and asset-backed securities(1)...................     1,160,901     1,196,095
                                                                ----------    ----------
       Total fixed maturities...............................    $3,276,017    $3,397,188
                                                                ==========    ==========

---------------
(1) Weighted average maturity of 4.9 years.

Proceeds from sales of investments in fixed maturities prior to maturity were $1,269.3 million, $882.6 million and $633.9 million during 1999, 1998 and 1997, respectively. Gross gains of $7.9 million, $10.1 million and $3.1 million and gross losses of $17.7 million, $8.0 million and $13.7 million were realized on sales and write-downs of fixed maturities in 1999, 1998 and 1997, respectively. Excluding agencies of the U.S. government, there were no individual investments that exceeded ten percent of stockholder's equity at December 31, 1999.

At December 31, 1999, securities carried at approximately $6.2 million were on deposit with governmental agencies as required by law.

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

The Company's $151.6 million real estate portfolio at December 31, 1999 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 1999 and 1998, total impaired real estate-related loans were as follows:

                                                                DECEMBER 31     DECEMBER 31
                                                                    1999            1998
                       (in millions)                            ------------    ------------
Impaired loans without reserves--gross......................       $ 74.9          $ 83.9
Impaired loans with reserves--gross.........................         23.4            25.0
                                                                   ------          ------
       Total gross impaired loans...........................         98.3           108.9
Reserves related to impaired loans..........................        (18.5)          (18.5)
Write-downs related to impaired loans.......................         (3.5)           (3.5)
                                                                   ------          ------
       Net impaired loans...................................       $ 76.3          $ 86.9
                                                                   ======          ======

Impaired loans without reserves include loans in which the deficit in equity investments in real estate-related investments is considered in determining reserves and write-downs. The Company had an average balance of $100.0 million and $54.6 million in impaired loans for 1999 and 1998, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INVESTED ASSETS AND RELATED INCOME (CONTINUED)
At December 31, 1999 and 1998, loans on nonaccrual status, before reserves and write-downs, amounted to $98.3 million and $37.4 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

NET INVESTMENT INCOME

The sources of net investment income were as follows:

                                                                  1999           1998           1997
                       (in thousands)                           --------       --------       --------
Interest and dividends on fixed maturities..................    $231,176       $232,707       $250,170
Dividends on equity securities..............................       4,618          2,143          2,123
Income from short-term investments..........................       3,568          5,391          4,128
Income from mortgage loans..................................       6,296         14,964         16,283
Income from policy loans....................................      20,131         21,096         20,549
Income from other real estate-related investments...........         155            352          6,631
Income from other loans and investments.....................       2,033          2,223          2,045
                                                                --------       --------       --------
       Total investment income..............................    $267,977       $278,876       $301,929
Investment expense..........................................      (3,337)        (5,364)        (5,734)
                                                                --------       --------       --------
       Net investment income................................    $264,640       $273,512       $296,195
                                                                ========       ========       ========

NET REALIZED INVESTMENT GAINS (LOSSES)

Net realized investment gains (losses) for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                                       REALIZED GAINS (LOSSES)
                                                                -------------------------------------
                                                                 1999           1998           1997
                       (in thousands)                           -------       --------       --------
Real estate-related.........................................    $ 4,201       $ 41,362       $ 19,758
Fixed maturities............................................     (9,755)         2,158        (10,656)
Trading account securities--gross gains.....................        491          3,254          --
Trading account securities--gross losses....................     (7,794)          (417)         --
Trading account securities--holding losses..................         --           (151)         --
Equity securities...........................................      1,039          5,496            914
Other.......................................................      2,269            166            530
                                                                -------       --------       --------
  Realized investment gains (losses) before income tax
     expense (benefit)......................................    $(9,549)      $ 51,868       $ 10,546
Income tax expense (benefit)................................     (3,342)        18,154          3,691
                                                                -------       --------       --------
  Net realized investment gains (losses)....................    $(6,207)      $ 33,714       $  6,855
                                                                =======       ========       ========

Unrealized gains (losses) are computed below as follows: fixed maturities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity and other securities--the difference between fair value and cost. The change in net unrealized investment gains (losses) by class of investment for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                 CHANGE IN UNREALIZED GAINS (LOSSES)
                                                              -----------------------------------------
                                                              DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                  1999           1998          1997
                       (in thousands)                         ------------   ------------   -----------
Fixed maturities............................................   $(182,456)      $36,717       $ 87,787
Equity and other securities.................................      (3,929)       (1,075)          (103)
Adjustment to deferred insurance acquisition costs..........       3,834        (2,399)        (2,325)
Adjustment to value of business acquired....................      13,265        (1,954)       (26,209)
                                                               ---------       -------       --------
  Unrealized gain (loss) before income tax expense
     (benefit)..............................................    (169,286)       31,289         59,150
Income tax expense (benefit)................................     (15,492)       10,952           (985)
                                                               ---------       -------       --------
       Net unrealized gain (loss) on investments............   $(153,794)      $20,337       $ 60,135
                                                               =========       =======       ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) UNCONSOLIDATED INVESTEES

At December 31, 1999 and 1998 the Company, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

As of December 31, 1999 and 1998, the Company's net equity investment in unconsolidated investees amounted to $0.9 million and $1.2 million, respectively. The Company's share of net income related to such unconsolidated investees amounted to $155 thousand, $241 thousand and $835 thousand in 1999, 1998 and 1997, respectively.

(5) CONCENTRATION OF CREDIT RISK

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage and asset-backed securities and real estate.

Approximately 20.0 percent of the Company's investment-grade fixed maturities at December 31, 1999 were mortgage-backed securities, down from 28.0 percent at December 31, 1998, due to sales and paydowns during 1999. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally AAA credit quality.

Approximately 16.8 percent and 15.4 percent of the Company's investment-grade fixed maturities at December 31, 1999 and 1998, respectively, consisted of corporate asset-backed securities. The majority of the Company's investments in asset-backed securities were backed by home equity loans (24.0%), commercial mortgage-backed securities (22.8%), manufactured housing loans (12.5%), other commercial assets (11.3%) and collateralized loan and bond obligations (10.6%).

The Company's real estate portfolio is distributed by geographic location and property type. The geographic distribution of a majority of the real estate portfolio as of December 31, 1999 was as follows: California (36.8%), Hawaii (13.6%), Washington (10.9%) and Colorado (10.1%). The property type distribution of a majority of the real estate portfolio as of December 31, 1999 was as follows: hotels (36.3%), land (36.1%) and residential (13.5%).

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

Slightly more than half of the Company's real estate mortgage loans are on properties or projects where the Company, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

At December 31, 1999, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $63.9 million, or
42.2 percent, of the Company's real estate portfolio. The Nesbitt ventures consist of nine hotel properties, one office building and one retail property. At December 31, 1999, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding.

At December 31, 1999, loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company ("Lumbermens"), a former affiliate, constituted approximately $55.4 million, or
36.5 percent, of the Company's real estate portfolio. Kemper's interest in the MLP is 75.0 percent at December 31, 1999. Loans to the MLP were placed on non-accrual status at the beginning of 1999 due to management's

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) CONCENTRATION OF CREDIT RISK (CONTINUED) desire not to increase book value of the MLP over net realizable value, as interest on these loans has historically been added to principal. At December 31, 1999, MLP-related commitments accounted for approximately $0.1 million of the Company's off-balance-sheet legal commitments.

The remaining significant real estate-related investments amounted to $20.7 million at December 31, 1999 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, the Company has placed these real estate-related investments on nonaccrual status as of December 31, 1996. The Company is currently pursuing the zoning of all remaining unzoned properties, as well as pursuing steps to sell all remaining zoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, the Company anticipates that it could be several additional years until it completely disposes of all of its investments in Hawaii. At December 31, 1999, off-balance sheet legal commitments related to Hawaiian properties totaled $4.0 million.

At December 31, 1999, the Company no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold. However, the Company continues to have Prime Group-related commitments, which accounted for $25.7 million of the Company's off-balance-sheet legal commitments at December 31, 1999.

(6) INCOME TAXES

Income tax expense (benefit) was as follows for the years ended December 31, 1999, 1998 and 1997:

                                                                1999          1998          1997
                       (in thousands)                         --------      --------      --------
Current.....................................................  $ 75,816      $ 52,273      $130,662
Deferred....................................................   (42,952)      (12,469)      (99,370)
                                                              --------      --------      --------
          Total.............................................  $ 32,864      $ 39,804      $ 31,292
                                                              ========      ========      ========

Additionally, the deferred income tax (benefit) expense related to items included in other comprehensive income was as follows for the years ended December 31, 1999, 1998 and 1997:

                                                                1999         1998         1997
                       (in thousands)                         --------      -------      -------
Unrealized gains and losses on investments..................  $(21,477)     $12,476      $ 9,002
Value of business acquired..................................     4,643         (684)      (9,173)
Deferred insurance acquisition costs........................     1,342         (840)        (814)
                                                              --------      -------      -------
          Total.............................................  $(15,492)     $10,952      $  (985)
                                                              ========      =======      =======

The actual income tax expense for 1999, 1998 and 1997 differed from the "expected" tax expense for those years as displayed below. "Expected" tax expense was computed by applying the U.S. federal corporate tax rate of 35 percent in 1999, 1998, and 1997 to income before income tax expense.

                                                               1999         1998         1997
                       (in thousands)                         -------      -------      -------
Computed expected tax expense...............................  $27,232      $36,734      $24,503
Difference between "expected" and actual tax expense:
  State taxes...............................................    1,608         (434)       1,801
  Amortization of goodwill..................................    4,460        4,460        5,353
  Dividend received deduction...............................    --            (540)       --
  Foreign tax credit........................................     (306)        (250)        (278)
  Other, net................................................     (130)        (166)         (87)
                                                              -------      -------      -------
          Total actual tax expense..........................  $32,864      $39,804      $31,292
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

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES (CONTINUED)
The Company only records deferred tax assets if future realization of the tax benefit is more likely than not, with a valuation allowance recorded for the portion that is not likely to be realized. The valuation allowance is subject to future adjustments based upon, among other items, the Company's estimates of future operating earnings and capital gains.

The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and unrealized losses on investments to a realizable amount. This amount is based on the evidence available and management's judgment. Any reversals of the valuation allowance are contingent upon the recognition of future capital gains in the Company's federal income tax return or a change in circumstances which causes the recognition of the benefits to become more likely than not. The change in the valuation allowance is related solely to the change in the net deferred federal tax asset or liability from unrealized gains or losses on investments.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax assets or liabilities were as follows:

                                                              DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                 1999           1998           1997
                       (in thousands)                         -----------    -----------    -----------
Deferred federal tax assets:
  Deferred insurance acquisition costs ("DAC Tax")..........   $121,723       $ 86,332       $ 75,522
  Unrealized losses on investments..........................     43,758         --             --
  Life policy reserves......................................     43,931         27,240         43,337
  Unearned revenue..........................................     59,349         42,598         37,243
  Real estate-related.......................................      7,103         13,944         13,400
  Other investment-related..................................        928          5,770          3,298
  Other.....................................................      3,133          4,923          4,371
                                                               --------       --------       --------
     Total deferred federal tax assets......................    279,925        180,807        177,171
  Valuation allowance.......................................    (58,959)       (15,201)       (15,201)
                                                               --------       --------       --------
     Total deferred federal tax assets after valuation
       allowance............................................    220,966        165,606        161,970
                                                               --------       --------       --------
Deferred federal tax liabilities:
  Value of business acquired................................     55,884         41,598         48,469
  Deferred insurance acquisition costs......................     41,706         32,040         20,811
  Depreciation and amortization.............................     19,957         19,111         20,201
  Other investment-related..................................      7,670         14,337         18,774
  Unrealized gains on investments...........................     --             21,477          9,002
  Other.....................................................      2,247          1,984          4,720
                                                               --------       --------       --------
     Total deferred federal tax liabilities.................    127,464        130,547        121,977
                                                               --------       --------       --------
Net deferred federal tax assets.............................   $ 93,502       $ 35,059       $ 39,993
                                                               ========       ========       ========

The net deferred tax assets relate primarily to unearned revenue and the DAC Tax associated with $1.6 billion and $1.5 billion of new and renewal sales in 1999 and 1998, respectively, from a non-registered individual and group variable bank-owned life insurance contract ("BOLI"). Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets.

The tax returns through the year 1993 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1994 through 1996 are currently under examination by the IRS.

(7) RELATED-PARTY TRANSACTIONS

The Company received capital contributions from Kemper of $4.3 million and $45.0 million during 1998 and 1997, respectively. The Company paid cash dividends of $115.0 million, $95.0 million and $29.3 million to Kemper during 1999, 1998 and 1997, respectively.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) RELATED-PARTY TRANSACTIONS (CONTINUED)
The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 1999 and 1998, joint venture mortgage loans totaled $67.2 million and $65.8 million, respectively, and during 1999, 1998 and 1997, the Company earned interest income on these joint venture loans of $0.6 million, $6.8 million and $7.5 million, respectively.

All of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. The Company is allocated expenses for the utilization of FKLA employees and facilities, the investment management services of Scudder Kemper Investments, Inc. ("SKI") an affiliated company, and the information systems of Kemper Service Company ("KSvC"), an SKI subsidiary, based on the Company's share of administrative, legal, marketing, investment management, information systems and operation and support services. During 1999 and 1998, expenses allocated to the Company from SKI amounted to $17 thousand and $43 thousand, respectively. During 1997, expenses allocated to the Company from SKI and KSvC amounted to $114 thousand. The Company also paid to SKI investment management fees of $1.8 million, $3.1 million and $3.5 million during 1999, 1998 and 1997, respectively. In addition, expenses allocated to the Company from FKLA during 1999, 1998 and 1997 amounted to $34.1 million, $35.5 million and $30.0 million, respectively. The Company also paid to Kemper real estate subsidiaries fees of $1.0 million, $1.5 million and $2.2 million in 1999, 1998 and 1997, respectively, related to the management of the Company's real estate portfolio.

(8) REINSURANCE

As of December 31, 1999 and 1998, the reinsurance recoverable related to fixed-rate annuity liabilities ceded to an affiliate amounted to $309.7 million and $344.8 million, respectively.

In 1996, the Company assumed, on a yearly renewable term basis, term life insurance from FKLA. Premiums assumed during 1999 under the terms of the treaty amounted to $21.3 million and the face amount which remained outstanding at December 31, 1999 amounted to $10.4 billion.

Effective January 1, 1997, the Company ceded 90 percent of all new direct life insurance premiums to outside reinsurers. Life reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $595 thousand and $413 thousand as of December 31, 1999 and 1998, respectively.

During December 1997, the Company entered into a funds withheld reinsurance agreement with a Zurich affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"), formerly ZC Life Reinsurance Limited. Under the terms of this agreement, the Company ceded, on a yearly renewable term basis, 90 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI, which is held in the Company's separate accounts. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB and retains a portion of such funds under the terms of the reinsurance agreement in a funds withheld account which is included as a component of benefits and funds payable in the accompanying consolidated balance sheets. During 1998, the Company modified the reinsurance agreement to increase the reinsurance from ninety percent to one hundred percent.

The following table contains amounts related to the BOLI funds withheld reinsurance agreement (in millions):

BANK OWNED LIFE INSURANCE (BOLI)
(in millions)

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
Face amount in force........................................    $ 82,021    $ 66,186    $ 59,338
                                                                ========    ========    ========
Net amount at risk ceded....................................    $(75,979)   $(62,160)   $(51,066)
                                                                ========    ========    ========
Cost of insurance charges ceded.............................    $  166.4    $  175.5    $   24.3
                                                                ========    ========    ========
Funds withheld account......................................    $  263.4    $  170.9    $   23.4
                                                                ========    ========    ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) REINSURANCE (CONTINUED)
The Company has a funds withheld account ("FWA") supporting reserve credits on reinsurance ceded on the BOLI product. Amendments to the reinsurance contracts during 1998 changed the methodology used to determine increases to the FWA. A substantial portion of the FWA was marked-to-market based predominantly upon the total return of the Governmental Bond Division of the KILICO Variable Series I Separate Account. During 1998, the Company recorded a $2.5 million increase to the FWA related to this mark-to-market. In November 1998, to properly match revenue and expenses, the Company had also placed assets supporting the FWA in a segmented portion of its General Account. This portfolio was classified as "trading" under Statement of Financial Accounting Standards No. 115 ("FAS 115") at December 31, 1998 and through November 30, 1999. FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. During 1998, the Company recorded a realized capital gain of $2.8 million upon transfer of these assets from "available for sale" to the trading portfolio as required by FAS 115. In addition, the Company recorded realized capital losses of $7.3 million and $0.2 million related to the changes in fair value of this portfolio during 1999 and 1998, respectively.

Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, the Company no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as "trading". As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through the Company's operating results.

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

FKLA sponsors a health and welfare benefit plan that provides insurance benefits covering substantially all eligible, active and retired employees of FKLA and their covered dependents and beneficiaries. The Company is allocated a portion of the costs of providing such benefits. The Company is self insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $10,000 per participant.

The allocated accumulated postretirement benefit obligation accrued by the Company amounted to $1.2 million and $2.0 million at December 31, 1999 and 1998, respectively.

The discount rate used in determining the allocated postretirement benefit obligation was 8.0 percent and 7.0 percent for 1999 and 1998, respectively. The assumed health care trend rate used was based on projected experience for 1999,
7.2 percent for 2000, gradually declining to 5.6 percent by the year 2004 and gradually declining thereafter.

A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 and 1998 by $190 thousand and $312 thousand, respectively.

(10) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

Although neither the Company nor its joint venture projects have been identified as a "potentially responsible party" under Federal environmental guidelines, inherent in the ownership of, or lending to, real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned on properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate due to, among other factors, the unknown magnitude of possible exposures, the unknown timing

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

(11) FINANCIAL INSTRUMENTS--OFF-BALANCE-SHEET RISK

At December 31, 1999, the Company had future legal loan commitments and stand-by financing agreements totaling $29.8 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be collateralized by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

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

LIFE POLICY BENEFITS: Fair values of the life policy benefits regarding investment contracts (primarily deferred annuities) and universal life contracts were estimated by discounting gross benefit payments, net of contractual premiums, using the average crediting rate currently being offered in the marketplace for similar contracts with maturities consistent with those remaining for the contracts being valued. The Company had projected its future average crediting rate in 1999 and

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
1998 to be 4.78 percent and 4.75 percent, respectively, while the assumed average market crediting rate was 5.0 percent in both 1999 and 1998.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                                                DECEMBER 31, 1999             DECEMBER 31, 1998
                                                             ------------------------      ------------------------
                                                              CARRYING        FAIR          CARRYING        FAIR
                                                               VALUE         VALUE           VALUE         VALUE
                     (in thousands)                          ----------    ----------      ----------    ----------
Financial instruments recorded as assets:
  Fixed maturities.......................................    $3,276,017    $3,276,017      $3,482,820    $3,482,820
  Trading account securities.............................        --            --             101,781       101,781
  Cash and short-term investments........................        54,406        54,406          71,820        71,820
  Mortgage loans and other real estate-related assets....       151,623       151,623         164,375       164,375
  Policy loans...........................................       261,788       261,788         271,540       271,540
  Equity securities......................................        61,592        61,592          66,854        66,854
  Other invested assets..................................        25,620        26,226          23,645        27,620
Financial instruments recorded as liabilities:
  Life policy benefits, excluding term life reserves.....     3,399,299     3,299,254       3,551,050     3,657,510
  Funds withheld account.................................       263,428       263,428         170,920       170,920

(13) STOCKHOLDER'S EQUITY--RETAINED EARNINGS

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. The maximum amount of dividends which can be paid by the Company without prior approval in 2000 is $59.1 million. The Company paid cash dividends of $115.0 million, $95.0 million and $29.3 million to Kemper during 1999, 1998 and 1997, respectively.

The Company's net income and capital and surplus as determined in accordance with statutory accounting principles were as follows:

                                                                  1999          1998          1997
                       (in thousands)                           --------      --------      --------
Net income..................................................    $ 59,116      $ 64,871      $ 58,372
                                                                ========      ========      ========
Statutory capital and surplus...............................    $394,966      $455,213      $476,924
                                                                ========      ========      ========

In March 1998, the National Association of Insurance Commissioners approved the codification of statutory accounting principles. Codification is effective January 1, 2001. The Company has not quantified the impact that codification will have on its statutory financial position or results of operations.

(14) UNAUDITED INTERIM FINANCIAL INFORMATION

The following table sets forth the Company's unaudited quarterly financial information:

(in thousands)

                                                  MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31      YEAR
QUARTER ENDED                                     --------    --------    ------------    -----------    --------
1999 OPERATING SUMMARY
  Revenues....................................    $95,646     $ 86,164      $78,301        $103,308      $363,419
                                                  =======     ========      =======        ========      ========
  Net operating income, excluding realized
     gains (losses)...........................    $11,222     $ 14,385      $11,568        $ 13,971      $ 51,147
  Net realized investment gains (losses)......       (627)      (1,286)      (5,098)            805        (6,207)
                                                  -------     --------      -------        --------      --------
          Net income..........................    $10,595     $ 13,099      $ 6,470        $ 14,776      $ 44,940
                                                  =======     ========      =======        ========      ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) UNAUDITED INTERIM FINANCIAL INFORMATION (CONTINUED)

                                                  MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31      YEAR
QUARTER ENDED                                     --------    --------    ------------    -----------    --------
1998 OPERATING SUMMARY
  Revenues....................................    $98,026     $110,003      $98,752        $112,958      $419,739
                                                  =======     ========      =======        ========      ========
  Net operating income, excluding realized
     gains....................................    $ 8,025     $  5,700      $ 7,169        $ 10,541      $ 31,435
  Net realized investment gains...............      1,205       10,187        5,818          16,504        33,714
                                                  -------     --------      -------        --------      --------
          Net income..........................    $ 9,230     $ 15,887      $12,987        $ 27,045      $ 65,149
                                                  =======     ========      =======        ========      ========
1997 OPERATING SUMMARY
  Revenues....................................    $89,055     $ 99,293      $86,071        $151,061      $425,480
                                                  =======     ========      =======        ========      ========
  Net operating income, excluding realized
     gains(losses)............................    $ 9,590     $  7,701      $ 6,075        $  8,496      $ 31,862
  Net realized investment gains (losses)......        578        5,305       (1,971)          2,943         6,855
                                                  -------     --------      -------        --------      --------
          Net income..........................    $10,168     $ 13,006      $ 4,104        $ 11,439      $ 38,717
                                                  =======     ========      =======        ========      ========

(15) OPERATING SEGMENTS AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. FAS 131 established standards for how to report information about operating segments. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company adopted FAS 131 as of December 31, 1998 and the impact of implementation did not affect the Company's consolidated financial position, results of operations or cash flows. In the initial year of adoption, FAS 131 requires comparative information for earlier years to be restated, unless impracticable to do so.

The Company, FKLA, Zurich Life Insurance Company of America, ("ZLICA"), and Fidelity Life Association ("FLA"), a Mutual Legal Reserve Company, owned by its policyholders, operate under the trade name Zurich Kemper Life. For purposes of this operating segment disclosure, Zurich Kemper Life will also include the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

Zurich Kemper Life is segregated by Strategic Business Unit ("SBU"). The SBU concept employed by ZFS has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Kemper Life, because it is at the SBU level that Zurich Kemper Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of Zurich Kemper Life's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of accounting principles generally accepted in the United States.

Zurich Kemper Life is segregated into the Life Brokerage, Financial, Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Zurich Kemper Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity. The vast majority of the Company's business is derived from the Financial and RSG SBUs.

Each SBU's revenue is derived from geographically dispersed areas as Zurich Kemper Life is licensed in the District of Columbia and all states except New York. During 1999, 1998 and 1997, Zurich Kemper Life did not derive net revenue from one customer that exceeded 10 percent of the total revenue of Zurich Kemper Life.

The principal products and markets of Zurich Kemper Life's SBUs are as follows:

LIFE BROKERAGE: The Life Brokerage SBU develops low cost term and universal life insurance, as well as fixed annuities, to market through independent agencies and national marketing organizations.

FINANCIAL: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and bank-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners. Institutional business includes BOLI and funding agreements (included in FKLA).

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) OPERATING SEGMENTS AND RELATED INFORMATION (CONTINUED)
RSG: The RSG SBU has a sharp focus on its target customer. This SBU markets variable annuities to K-12 schoolteachers, administrators, and healthcare workers, along with college professors and certain employees of selected non-profit organizations. This target market is eligible for what the IRS designates as retirement-oriented savings or investment plans that qualify for special tax treatment.

DIRECT: The Direct SBU is a direct marketer of basic, low-cost term life insurance through various marketing media.

Summarized financial information for ZKL's SBU's are as follows:

As of and for the period ending December 31, 1999:
(in thousands)

                                                     LIFE
                                                  BROKERAGE      FINANCIAL        RSG         DIRECT        TOTAL
               INCOME STATEMENT                   ----------    -----------    ----------    --------    -----------
REVENUE
  Premium income..............................    $  145,533    $       410    $   --        $  8,038    $   153,981
  Net investment income.......................       137,106        175,590       101,202       1,297        415,195
  Realized investment gains (losses)..........           976         (6,980)          (98)      --            (6,102)
  Fees and other income.......................        70,477         48,873        35,742      44,528        199,620
                                                  ----------    -----------    ----------    --------    -----------
          Total revenue.......................       354,092        217,893       136,846      53,863        762,694
                                                  ----------    -----------    ----------    --------    -----------
BENEFITS AND EXPENSES
  Policyholder benefits.......................       200,161        112,869        68,801       3,529        385,360
  Intangible asset amortization...............        54,957         12,053        13,989       --            80,999
  Net deferral of insurance acquisition
     costs....................................       (37,433)       (43,664)      (20,624)    (41,412)      (143,133)
  Commissions and taxes, licenses and fees....        21,881         66,702        26,700      17,411        132,694
  Operating expenses..........................        56,179         25,101        23,611      71,194        176,085
                                                  ----------    -----------    ----------    --------    -----------
          Total benefits and expenses.........       295,745        173,061       112,477      50,722        632,005
                                                  ----------    -----------    ----------    --------    -----------
Income before income tax expense..............        58,347         44,832        24,369       3,141        130,689
Income tax expense............................        25,707         19,235        10,966       1,114         57,022
                                                  ----------    -----------    ----------    --------    -----------
          Net income..........................    $   32,640    $    25,597    $   13,403    $  2,027    $    73,667
                                                  ==========    ===========    ==========    ========    ===========
BALANCE SHEET
  Total assets................................    $3,066,956    $10,311,850    $4,755,437    $144,189    $18,278,432
                                                  ==========    ===========    ==========    ========    ===========

                                                                           NET
                                                                         INCOME
                                                              REVENUE    (LOSS)       ASSETS
                                                              --------   -------   -------------
Total revenue, net income and assets, respectively, from
  above:....................................................  $762,694   $73,667    $18,278,432
                                                              --------   -------    -----------
Less:
  Revenue, net income and assets of FKLA....................   305,334    24,801      3,162,048
  Revenue, net income and assets of ZLICA...................    49,460     8,528        456,283
  Revenue, net loss and assets of Zurich Direct.............    44,481    (4,602)         4,385
                                                              --------   -------    -----------
  Totals per the Company's consolidated financial
     statements.............................................  $363,419   $44,940    $14,655,716
                                                              ========   =======    ===========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) OPERATING SEGMENTS AND RELATED INFORMATION (CONTINUED)
As of and for the period ending December 31, 1998:
(in thousands)

                                                      LIFE
                                                   BROKERAGE     FINANCIAL        RSG         DIRECT        TOTAL
INCOME STATEMENT                                   ----------    ----------    ----------    --------    -----------
REVENUE
  Premium income...............................    $  160,067    $       56    $   --        $  5,583    $   165,706
  Net investment income........................       141,171       180,721       100,695         271        422,858
  Realized investment gains....................        20,335        33,691        15,659          30         69,715
  Fees and other income........................        80,831        40,421        31,074      23,581        175,907
                                                   ----------    ----------    ----------    --------    -----------
       Total revenue...........................       402,404       254,889       147,428      29,465        834,186
                                                   ----------    ----------    ----------    --------    -----------
BENEFITS AND EXPENSES
  Policyholder benefits........................       243,793       117,742        73,844       2,110        437,489
  Intangible asset amortization................        58,390        15,669        15,703       --            89,762
  Net deferral of insurance acquisition
     costs.....................................       (55,569)       (9,444)      (22,964)    (22,765)      (110,742)
  Commissions and taxes, licenses and fees.....        29,539        43,919        22,227      11,707        107,392
  Operating expenses...........................        61,659        24,924        20,279      35,593        142,455
                                                   ----------    ----------    ----------    --------    -----------
       Total benefits and expenses.............       337,812       192,810       109,089      26,645        666,356
                                                   ----------    ----------    ----------    --------    -----------
Income before income tax expense...............        64,592        62,079        38,339       2,820        167,830
Income tax expense.............................        26,774        24,340        14,794       1,001         66,909
                                                   ----------    ----------    ----------    --------    -----------
       Net income..............................    $   37,818    $   37,739    $   23,545    $  1,819    $   100,921
                                                   ==========    ==========    ==========    ========    ===========
BALANCE SHEET
  Total assets.................................    $3,194,530    $8,232,927    $4,172,828    $ 46,254    $15,646,539
                                                   ==========    ==========    ==========    ========    ===========

                                                                              NET
                                                                             INCOME
                                                                REVENUE      (LOSS)       ASSETS
                                                                --------    --------    -----------
Total revenue, net income and assets, respectively, from
  above:....................................................    $834,186    $100,921    $15,646,539
                                                                --------    --------    -----------
Less:
  Revenue, net income and assets of FKLA....................     336,841      35,953      2,986,381
  Revenue, net loss and assets of ZLICA.....................      54,058      (1,066)       416,115
  Revenue, net income and assets of Zurich Direct...........      23,548         885          4,322
                                                                --------    --------    -----------
       Totals per the Company's consolidated financial
        statements..........................................    $419,739    $ 65,149    $12,239,721
                                                                ========    ========    ===========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) OPERATING SEGMENTS AND RELATED INFORMATION (CONTINUED)
As of and for the period ending December 31, 1997:
(in thousands)

                                                       LIFE
                                                    BROKERAGE     FINANCIAL        RSG        DIRECT        TOTAL
                INCOME STATEMENT                    ----------    ----------    ----------    -------    -----------
REVENUE
  Premium income................................    $  167,439    $   --        $   --        $ 4,249    $   171,688
  Net investment income.........................       155,885       212,767        91,664        455        460,771
  Realized investment gains.....................         2,503         7,744         2,692         50         12,989
  Fees and other income.........................        78,668        73,823        23,663      8,007        184,161
                                                    ----------    ----------    ----------    -------    -----------
       Total revenue............................       404,495       294,334       118,019     12,761        829,609
                                                    ----------    ----------    ----------    -------    -----------
BENEFITS AND EXPENSES
  Policyholder benefits.........................       247,878       153,327        60,061      2,234        463,500
  Intangible asset amortization.................        58,534        25,593        15,589      --            99,716
  Net deferral of insurance acquisition costs...       (50,328)      (18,222)      (13,033)    (5,242)       (86,825)
  Commissions and taxes, licenses and fees......        39,477        66,552        16,668      3,518        126,215
  Operating expenses............................        55,859        20,282        14,320     19,472        109,933
                                                    ----------    ----------    ----------    -------    -----------
       Total benefits and expenses..............       351,420       247,532        93,605     19,982        712,539
                                                    ----------    ----------    ----------    -------    -----------
Income (loss) before income tax expense
  (benefit).....................................        53,075        46,802        24,414     (7,221)       117,070
Income tax expense (benefit)....................        25,554        21,144        10,545     (2,528)        54,715
                                                    ----------    ----------    ----------    -------    -----------
       Net income (loss)........................    $   27,521    $   25,658    $   13,869    $(4,693)   $    62,355
                                                    ==========    ==========    ==========    =======    ===========
BALANCE SHEET
  Total assets..................................    $2,877,854    $7,416,791    $3,759,173    $41,669    $14,095,487
                                                    ==========    ==========    ==========    =======    ===========

                                                                              NET
                                                                            INCOME
                                                                REVENUE     (LOSS)       ASSETS
                                                                --------    -------    -----------
Total revenue, net income and assets, respectively, from
  above:....................................................    $829,609    $62,355    $14,095,487
Less:
  Revenue, net income and assets of FKLA....................     338,854     24,740      3,105,396
  Revenue, net income and assets of ZLICA...................      57,233      2,193        398,786
  Revenue, net loss and assets of Zurich Direct.............       8,042     (3,295)         1,655
                                                                --------    -------    -----------
       Totals per the Company's consolidated financial
        statements..........................................    $425,480    $38,717    $10,589,650
                                                                ========    =======    ===========

(16) SUBSEQUENT EVENT

In February 2000, the Company announced that it had entered into an agreement to purchase for $5.5 million the following related entities, all privately held New York corporations:

     - PMG Securities Corporation
     - PMG Asset Management, Inc.
     - PMG Life Agency, Inc., and
     - PMG Marketing, Inc.

These companies were primarily purchased for their specialization in the target market of the RSG SBU. The acquisition is expected to close at the end of the first quarter 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME AND AGE
        POSITION WITH KILICO
          YEAR OF ELECTION                OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS OR MORE
        --------------------              -----------------------------------------------------
Gale K. Caruso (42)                    President and Chief Executive Officer of Federal Kemper Life
President and Chief Executive Officer  Assurance Company ("FKLA"), Fidelity Life Association
since June 1999. Director since July   ("FLA"), Zurich Life Insurance Company of America ("ZLICA")
1999.                                  and Zurich Direct, Incorporated ("ZD") since June 1999.
                                       Director of FKLA, FLA and ZLICA since July 1999. Chairman,
                                       President and Chief Executive Officer of Scudder Canada
                                       Investor Services, Ltd. from 1995 to June 1999. Managing
                                       Director of Scudder Kemper Investments, Inc. from July 1986 to June 1999.

John B. Scott (55)                     Chairman of the Board of FKLA, FLA, ZLICA and ZD since June
Chairman of the Board since June       1999. Director of FKLA and FLA since April 1988. Director of
1999. Director since February 1992.    ZLICA and ZD since March 1996. Chief Executive Officer of
                                       KILICO from February 1992 to June 1999. President of Kemper
                                       Investors Life Insurance Company ("KILICO") from November
                                       1993 to June 1999. Chief Executive Officer and President of
                                       FKLA and FLA from April 1988 to June 1999. Chief Executive
                                       Officer and President of ZLICA and ZD from March 1996 to
                                       June 1999. Chairman of the Board of FKLA and FLA from April
                                       1988 to January 1996. Chairman of the Board of KILICO from
                                       February 1992 to January 1996. Chairman of the Board and
                                       Director of Investors Brokerage Services, Inc. ("IBS") and
                                       Investors Brokerage Services Insurance Agency, Inc.
                                       ("IBSIA") since 1993. Executive Vice President and Director of Kemper Corporation ("Kemper") since January 1994 and
                                       March 1996, respectively. Executive Vice President of Kemper
                                       Financial Companies, Inc. from January 1994 to January 1996 and Director from 1992 to January 1996.

Eliane C. Frye (52)                    Executive Vice President of FKLA and FLA since March 1995.
Executive Vice President since March   Executive Vice President of ZLICA and ZD since March 1996.
1995. Director since May 1998.         Director of FLA since December 1997. Director of FKLA and
                                       ZLICA since May 1998. Director of ZD from March 1996 to
                                       March 1997. Director of IBS and IBSIA since 1995. Senior
                                       Vice President of KILICO, FKLA and FLA from 1993 to 1995.
                                       Vice President of FKLA and FLA from 1988 to 1993.

Frederick L. Blackmon (48)             Senior Vice President and Chief Financial Officer of FKLA
Senior Vice President and Chief        since December 1995. Senior Vice President and Chief
Financial Officer since December       Financial Officer of FLA since January 1996. Senior Vice
1995.                                  President and Chief Financial Officer of ZLICA and ZD since
                                       March 1996. Director of FLA since May 1998. Director of ZD from March 1996 to March 1997. Treasurer and Chief Financial
                                       Officer of Kemper since January 1996. Chief Financial
                                       Officer of Alexander Hamilton Life Insurance Company from
                                       April 1989 to November 1995.

Russell M. Bostick (43)                Senior Vice President and Chief Information Officer of FKLA,
Senior Vice President and Chief        FLA, ZLICA and ZD since March 1999. Vice President and Chief
Information Officer since March 1999.  Information Officer of FKLA, FLA, KILICO, ZLICA and ZD from
                                       April 1998 to March 1999. Chief Technology Officer of
                                       Corporate Software & Technology from June 1997 to April
                                       1998. Vice President, Information Technology Department of
                                       CNA Insurance Companies from January 1995 to June 1997.

James C. Harkensee (41)                Senior Vice President of FKLA and FLA since January 1996.
Senior Vice President since January    Senior Vice President of ZLICA and ZD since 1995. Director
1996.                                  of ZD from April 1993 to March 1997 and since March 1998.
                                       Vice President of ZLICA from 1992 to 1995. Vice President of
                                       ZD from 1994 to 1995.

James E. Hohmann (44)                  Senior Vice President of FKLA since December 1995. Chief
Senior Vice President since December   Actuary of FKLA and KILICO from December 1995 to January
1995. Director since May 1998.         1999. Senior Vice President of FLA since January 1996. Chief
                                       Actuary of FLA from January 1996 to January 1999. Senior
                                       Vice President of ZLICA and ZD since March 1996. Chief
                                       Actuary of ZLICA and ZD from March 1996 to January 1999.
                                       Director of FLA since June 1997. Director of FKLA and ZLICA since May 1998. Director of ZD from March 1996 to March
                                       1997. Managing Principal (Partner) of Tillinghast-Towers
                                       Perrin from January 1991 to December 1995.

            NAME AND AGE
        POSITION WITH KILICO
          YEAR OF ELECTION                OTHER BUSINESS EXPERIENCE DURING PAST 5 YEARS OR MORE
        --------------------              -----------------------------------------------------
Edward K. Loughridge (45)              Senior Vice President and Corporate Development Officer of
Senior Vice President and Corporate    FKLA and FLA since January 1996. Senior Vice President and
Development Officer since January      Corporate Development Officer for ZLICA and ZD since March
1996.                                  1996. Senior Vice President of Human Resources of Zurich-
                                       American Insurance Group from February 1992 to March 1996.

Debra P. Rezabek (44)                  Senior Vice President of FKLA and FLA since March 1996.
Senior Vice President since 1996.      Corporate Secretary of FKLA and FLA since January 1996.
General Counsel since 1992. Corporate  Director of FLA since May 1998. Vice President of KILICO,
Secretary since January 1996.          FKLA and FLA since 1995. General Counsel and Director of
                                       Government Affairs of FKLA and FLA since 1992 and of KILICO since 1993. Senior Vice President, General Counsel and
                                       Corporate Secretary of ZLICA and ZD since March 1996.
                                       Director of ZD from March 1996 to March 1997. Secretary of
                                       IBS and IBSIA since 1993. Director of IBS and IBSIA from
                                       1993 to 1996. General Counsel and Assistant Secretary of
                                       KILICO, FKLA and FLA from 1992 to 1996. Assistant Secretary of Kemper since January 1996.

Edward L. Robbins (60)                 Senior Vice President and Chief Actuary of FKLA, FLA, ZLICA
Senior Vice President and Chief        and ZD since March 1999. Senior Actuary of FKLA, FLA,
Actuary since March 1999.              KILICO, ZLICA and ZD from July 1998 to March 1999. Principal of KPMG Peat Marwick LLP from May 1984 to July 1998.

Kenneth M. Sapp (54)                   Senior Vice President of FKLA, FLA and ZLICA since January
Senior Vice President since January    1998. Senior Vice President of ZD since March 1998. Director
1998.                                  of IBS since May 1998. Director of IBSIA since September
                                       1998. Vice President--Aetna Life Brokerage of Aetna Life &
                                       Annuity Company from February 1992 to January 1998.

George Vlaisavljevich (57)             Senior Vice President of FKLA, FLA and ZLICA since October
Senior Vice President since October    1996. Senior Vice President of ZD since March 1997. Director
1996.                                  of IBS and IBSIA since October 1996. Executive Vice
                                       President of The Copeland Companies from April 1983 to
                                       September 1996.

William H. Bolinder (56)               Director of FKLA and FLA since January 1996. Director of
Director since January 1996.           ZLICA and ZD since March 1995. Chairman of the Board of
                                       FKLA, FLA and KILICO from January 1996 to June 1999.
                                       Chairman of the Board of ZLICA and ZD from March 1995 to
                                       June 1999. Chairman of the Board and Director of Kemper
                                       since January 1996. Director of SKI since January 1996. Vice
                                       Chairman of SKI from January 1996 to 1998. Member of the
                                       Group Executive Board of Zurich Financial Services Group
                                       since 1998. Member of the Corporate Executive Board of
                                       Zurich Insurance Group from October 1994 to 1998. Chairman of Zurich American Insurance Company since 1998. Chairman of the Board of American Guarantee and Liability Insurance
                                       Company, Zurich American Insurance Company of Illinois,
                                       American Zurich Insurance Company and Steadfast Insurance
                                       Company since 1995. Chief Executive Officer of American
                                       Guarantee and Liability Insurance Company, Zurich American
                                       Insurance Company of Illinois and American Zurich Insurance
                                       Company from 1986 to June 1995. President of Zurich Holding
                                       Company of America ("ZHCA") since 1995. Vice Chairman of
                                       ZHCA since 1996. Underwriter for Zurich American Lloyds
                                       since 1986.

David A. Bowers (53)                   Director of FKLA and ZLICA since May 1997. Director of FLA
Director since May 1997.               since June 1997. Executive Vice President, Corporate
                                       Secretary and General Counsel of Zurich U.S. since August
                                       1985. Vice President, General Counsel and Secretary of
                                       Kemper since January 1996.

Gunther Gose (55)                      Director of FKLA, FLA and ZLICA since November 1998. Chief
Director since November 1998.          Financial Officer and Member of the Group Executive Board of
                                       Zurich Financial Services since October 1998. Member of the
                                       Corporate Executive Board of Zurich Insurance Group from
                                       April 1990 to October 1998.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                              ANNUAL COMPENSATION                    AWARDS
                                                   ------------------------------------------------------------
                                                                                    OTHER          LONG TERM
                                                                                    ANNUAL       INCENTIVE PLAN     ALL OTHER
                NAME AND                                                         COMPENSATION       PAYOUTS        COMPENSATION
           PRINCIPAL POSITION              YEAR    SALARY ($)    BONUS ($)(2)       ($)(3)           ($)(2)           ($)(4)
-------------------------------------------------------------------------------------------------------------------------------
Gale K. Caruso...........................  1999     $ 91,636       $ --            $23,088          $117,600         $--
Chief Executive Officer(1)
John B. Scott............................  1999      225,960         --             --               270,720          --
Chairman of the Board(1)(5)                1998      171,000        134,140         --               213,750          38,326
                                           1997      171,000        112,100         --               239,400          64,089
Frederick L. Blackmon....................  1999      113,420         62,805         20,545            90,630          --
Senior Vice President and Chief            1998       94,160         63,800         --                78,540           8,977
  Financial Officer(1)                     1997       96,300         54,225         --               112,500          19,543
George Vlaisavljevich....................  1999      260,000        152,500         --               208,000          --
Senior Vice President(1)                   1998      260,000        146,000         --               216,600          23,236
                                           1997      252,500        146,000         39,922           243,000           9,165
James E. Hohmann.........................  1999      237,650        141,620         --               190,120          --
Senior Vice President(1)                   1998       88,400         71,175         --                79,560           7,823
                                           1997       79,333         45,500         --                80,150           1,063

---------------
(1) Also served in same positions for FKLA, ZLICA and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) Annual bonuses are paid pursuant to annual incentive plans. The amounts of the bonuses earned in 1999 for Ms. Caruso and Mr. Scott were not available as of the date of this filing.

(3) The amounts disclosed in this column include:

    (a) The taxable benefit from personal use of an employer-provided automobile and certain estate planning services facilitated for executives.

    (b) Relocation expense reimbursements of $18,574 in 1999 for Ms. Caruso and $24,498 for Mr. Vlaisavljevich in 1997.

(4) The amounts in this column include:

    (a) The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations. The amounts of the contributions for the 1999 Plan year were not available as of the date of this filing.

    (b) Distributions from the Kemper and FKLA supplemental plans.

(5) Served as Chief Executive Officer until June 15, 1999.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) AS OF MARCH 1, 2000, 100% OF THE OUTSTANDING SHARES OF KILICO WERE OWNED BY KEMPER CORPORATION, 1 KEMPER DRIVE, LONG GROVE, ILLINOIS 60049.

(B) NOT APPLICABLE.

(C) NOT APPLICABLE.

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

(A)(2) SCHEDULES.

The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 1999 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are not applicable.

SCHEDULE                               TITLE                                PAGE
--------                               -----                                ----
  III       Supplementary insurance information at December 31, 1999 and
            1998........................................................     49
   IV       Reinsurance, for the year ended December 31, 1999*..........     50
   V        Valuation and qualifying accounts, for the year ended
            December 31, 1999*..........................................     51

---------------
* This schedule for the years ended December 31, 1998 and 1997 is incorporated by reference to KILICO's Form 10-K filed on March 26, 1999 and on March 25, 1998, respectively.

(A)(3) EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits on page 52 are filed as part of this Annual Report on Form 10-K.

(B) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1999.

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Frederick L. Blackmon, Senior Vice President and Chief Financial Officer, and David S. Jorgensen, Controller and Treasurer, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Investors Life Insurance Company to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 29th day of March, 2000.

                                     KEMPER INVESTORS LIFE INSURANCE COMPANY

                                     By:  /s/ GALE K. CARUSO*
                                       -----------------------------------------
                                       Gale K. Caruso
                                       President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF KEMPER INVESTORS LIFE INSURANCE COMPANY IN THE CAPACITIES INDICATED ON THE 29TH DAY OF MARCH, 2000.

                         SIGNATURE                                                         TITLE
                         ---------                                                         -----

/s/ JOHN B. SCOTT*                                                Chairman of the Board
-----------------------------------------------------------
John B. Scott

/s/ GALE K. CARUSO*                                               President, Chief Executive Officer and Director
-----------------------------------------------------------
Gale K. Caruso

/s/ FREDERICK L. BLACKMON*                                        Senior Vice President and Chief Financial Officer
-----------------------------------------------------------
Frederick L. Blackmon

/s/ ELIANE C. FRYE*                                               Director
-----------------------------------------------------------
Eliane C. Frye

* By: /s/ DAVID S. JORGENSEN                                      Controller and Treasurer
----------------------------------------------------------
      David S. Jorgensen,
      Pursuant to a Power of Attorney

                                                                    SCHEDULE III

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1999
                                 (in thousands)

                                                                                                                    OTHER
                                                                                                                 POLICYHOLDER
                                                                DEFERRED POLICY          FUTURE POLICY           BENEFITS AND
                          SEGMENT                               ACQUISITION COST           BENEFITS             FUNDS PAYABLE
                          -------                               ----------------         -------------          -------------
Life Brokerage..............................................        $245,605              $2,099,940               $347,207
Financial...................................................          75,324               2,620,132                158,607
RSG.........................................................          78,709               1,577,944                 92,787
Direct......................................................          74,312                  34,957                 81,657
                                                                    --------              ----------               --------
Subtotal....................................................         473,950               6,332,973                680,258
Deduct:
ZLICA.......................................................         108,610                 314,357                 12,370
FKLA........................................................         205,673               2,299,783                210,560
Zurich Direct...............................................              --                      --                     --
                                                                    --------              ----------               --------
                                                                     314,283               2,614,140                222,930
                                                                    --------              ----------               --------
Net KILICO..................................................        $159,667              $3,718,833               $457,328
                                                                    ========              ==========               ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1998
                                 (in thousands)

                                                                                                                    OTHER
                                                                                                                 POLICYHOLDER
                                                                DEFERRED POLICY          FUTURE POLICY           BENEFITS AND
                          SEGMENT                               ACQUISITION COST           BENEFITS             FUNDS PAYABLE
                          -------                               ----------------         -------------          -------------
Life Brokerage..............................................        $192,302              $2,225,727               $156,030
Financial...................................................          39,912               2,372,144                343,345
RSG.........................................................          45,216               1,648,393                (24,082)
Direct......................................................          34,147                  15,069                  1,741
                                                                    --------              ----------               --------
Subtotal....................................................         311,577               6,261,333                477,034
Deduct:
ZLICA.......................................................          59,212                 317,259                    465
FKLA........................................................         160,822               2,037,683                158,200
Zurich Direct...............................................              --                      --                     --
                                                                    --------              ----------               --------
                                                                     220,034               2,354,942                158,665
                                                                    --------              ----------               --------
Net KILICO..................................................        $ 91,543              $3,906,391               $318,369
                                                                    ========              ==========               ========

                                                                     SCHEDULE IV
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                          YEAR ENDED DECEMBER 31, 1999
                                 (in thousands)

                                                                       ASSUMED                          PERCENTAGE OF
                                     GROSS           CEDED TO         FROM OTHER           NET              AMOUNT
          DESCRIPTION              AMOUNT(1)         OTHER(2)        COMPANIES(3)        AMOUNT         ASSUMED TO NET
          -----------             -----------      ------------      ------------      -----------      --------------
Life insurance in force.........  $85,398,435      $(77,034,465)     $10,400,296       $18,764,266          55.4%
                                  ===========      ============      ===========       ===========          =====
Life insurance premiums.........  $       893      $       (165)     $    21,262       $    21,990          96.7%
                                  ===========      ============      ===========       ===========          =====

---------------
(1) The significant increase in life insurance in force reflects $15.9 billion of face amount issued related to group variable bank-owned life insurance contracts sold in 1999.

(2) Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

(3) Premiums assumed during 1999 were from an affiliated company, Federal Kemper Life Assurance Company.

                                                                      SCHEDULE V
            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1999
                                 (in thousands)

                                                                          ADDITIONS
                                                               --------------------------------
                                               BALANCE AT      CHARGED TO         CHARGED TO                           BALANCE AT
                                               BEGINNING       COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--        END OF
                 DESCRIPTION                   OF PERIOD        EXPENSES           DESCRIBE            DESCRIBE          PERIOD
                 -----------                   ----------      ----------      ----------------      ------------      ----------
Asset valuation reserves:
  Joint venture mortgage loans...............   $16,433         $ --                                    $--             $16,433
  Third-party mortgage loans.................     --              --              --                    --                --
  Other real estate-related investments......     6,414           --              --                     2,991            3,423
                                                -------         -------              ---                ------          -------
       Total                                    $22,847         $ --              --                    $2,991(1)       $19,856
                                                =======         =======              ===                ======          =======

---------------
(1) These deductions represent the net effect on the valuation reserve of write-downs, sales, foreclosures and restructurings.

INDEX TO EXHIBITS

     EXHIBIT NO.
     -----------
 3(a)                 Articles of Incorporation are incorporated herein by
                      reference to Exhibits filed with Registration Statement on
                      Form S-1 (File No. 333-02491) filed on or about April 12,
                      1996.
 3(b)                 Bylaws are incorporated herein by reference to Exhibits
                      filed with Registration Statement on Form S-1 (File No.
                      333-02491) filed on or about April 12, 1996.
 4(a)                 Form of Variable and Market Value Adjusted Deferred Annuity
                      Contract is incorporated herein by reference to Exhibits
                      filed with Registration Statement on Form S-1 (File No.
                      33-43462) filed October 23, 1991.
 4(b)                 Form of Certificate to Variable and Market Value Adjusted
                      Deferred Annuity Contract and Enrollment Application is
                      incorporated herein by reference to Exhibits filed with
                      Registration Statement on Form S-1 (File No. 33-43462) filed
                      October 23, 1991.
 4(c)                 Form of Individual Variable and Market Value Adjusted
                      Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Post-Effective
                      Amendment No. 4 to the Registration Statement on Form N-4
                      for KILICO Variable Annuity Separate Account (File No.
                      33-43501) filed November 19, 1993.
 4(d)                 Form of Endorsement to Variable and Market Value Adjusted
                      Deferred Annuity Contract is incorporated herein by
                      reference to Exhibits filed with Post-Effective Amendment
                      No. 4 to the Registration Statement on Form N-4 for KILICO
                      Variable Annuity Separate Account (File No. 33-43501) filed
                      November 19, 1993.
 4(e)                 Form of Endorsement to Certificate to Variable and Market
                      Value Adjusted Deferred Annuity Contract is incorporated
                      herein by reference to Exhibits filed with Post-Effective
                      Amendment No. 4 to the Registration Statement on Form N-4
                      for KILICO Variable Annuity Separate Account (File No.
                      33-43501) filed November 19, 1993.
 4(f)                 Form of Revised Variable and Market Value Adjusted Deferred
                      Annuity Contract is incorporated herein by reference to
                      Exhibits filed with Post-Effective Amendment No. 4 to the
                      Registration Statement on Form N-4 for KILICO Variable
                      Annuity Separate Account (File No. 33-43501) filed November
                      19, 1993.
 4(g)                 Form of Revised Certificate to Variable and Market Value
                      Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment
                      No. 4 to the Registration Statement on Form N-4 for KILICO
                      Variable Annuity Separate Account (File No. 33-43501) filed
                      November 19, 1993.
10(a)                 Distribution Agreement between Kemper Investors Life
                      Insurance Company and Investors Brokerage Services, Inc. is
                      incorporated herein by reference to Exhibits filed with
                      Amendment No. 4 to Registration Statement on Form S-1 (File
                      No. 33-43462) filed on April 14, 1995.