Form 10-Q
period 2000-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2000-05-15
CIK 351754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

As of May 1, 2000, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462 and 33-46881.

                   KEMPER INVESTORS LIFE INSURANCE COMPANY
                                 FORM 10-Q



PART I.   FINANCIAL STATEMENTS                                     PAGE NO.


        Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999.........................3

        Consolidated Statements of Operations -
             Three months ended March 31, 2000 and 1999...................4

        Consolidated Statements of Comprehensive Income (Loss)Three
             months ended March 31, 2000 and 1999.........................5

        Consolidated Statements of Cash Flows -
             Three months ended March 31, 2000 and 1999...................6

        Notes to Consolidated Financial Statements........................7

        Management's Discussion and Analysis
             Results of Operations........................................9
             Investments.................................................13
             Liquidity and Capital Resources.............................15



PART II.  OTHER INFORMATION

        ITEM 6.  Exhibits and Reports on Form 8-K........................16

        Signatures.......................................................17

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
                                               March 31        December 31
                                                 2000              1999
                                              (unaudited)
                                             ------------      -----------
ASSETS
Investments:
   Fixed maturities, available for sale,
     at fair value (amortized cost:
     March 31, 2000, $3,321,201;
     December 31, 1999, $3,397,188)           $ 3,192,585       $3,276,017
   Equity securities (cost: March 31, 2000,
     $65,466; December 31, 1999, $65,235)          62,546           61,592
   Short-term investments                          19,980           42,391
   Joint venture mortgage loans                    67,291           67,242
   Third-party mortgage loans                      63,787           63,875
   Other real estate-related investments           19,541           20,506
   Policy loans                                   258,576          261,788
   Other invested assets                           26,008           25,621
                                               ----------        ---------
   Total investments                            3,710,314        3,819,032

Cash                                               29,168           12,015
Accrued investment income                         129,511          127,219
Goodwill                                          200,721          203,907
Value of business acquired                        115,340          119,160
Deferred insurance acquisition costs              180,565          159,667
Deferred income taxes                              85,045           93,502
Reinsurance recoverable                           299,579          309,696
Receivable on sales of securities                   3,500            3,500
Other assets and receivables                       32,131           29,950
Assets held in separate accounts               10,124,499        9,778,068
                                               ----------        ---------
   Total assets                               $14,910,373      $14,655,716
                                               ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits                         $3,624,968      $ 3,718,833
Other policyholder benefits and funds payable     464,328          457,328
Other accounts payable and liabilities             62,303           71,482
Liabilities related to separate accounts       10,124,499        9,778,068
                                               ----------         ---------
   Total liabilities                           14,276,098       14,025,711
                                               ----------        ---------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
   300,000 shares; outstanding 250,000 shares       2,500            2,500
Additional paid-in capital                        804,347          804,347
Accumulated other comprehensive loss             (127,202)        (120,819)
Retained deficit                                  (45,370)         (56,023)
                                               ----------        ---------
   Total stockholder's equity                     634,275          630,005
                                               ----------        ---------
   Total liabilities and stockholder's
     equity                                 $  14,910,373    $  14,655,716
                                               ==========       ==========

   See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

                                                 Three Months Ended
                                                      March 31
                                              ------------------------
                                                 2000          1999
                                               --------      --------
REVENUE
Net investment income                           $66,259       $65,693
Realized investment losses                       (2,120)         (965)
Premium income                                    5,003         5,688
Separate account fees and charges                15,154        22,646
Other income                                      3,352         2,584
                                                -------       -------
    Total revenue                                87,648        95,646
                                                -------       -------

BENEFITS AND EXPENSES
Interest credited to policyholders               37,236        41,546
Claims incurred and other policyholder
  benefits                                        4,991         3,173
Taxes, licenses and fees                          2,805        12,731
Commissions                                      23,369        12,693
Operating expenses                               14,429        10,766
Deferral of insurance acquisition costs         (25,024)      (14,325)
Amortization of insurance acquisition costs       4,148         2,813
Amortization of value of business acquired        4,140         4,960
Amortization of goodwill                          3,186         3,186
                                                -------       -------
    Total benefits and expenses                  69,280        77,543
                                                -------       -------

Income before income tax expense                 18,368        18,103


Income tax expense (benefit)
    Current                                        (623)       32,830
    Deferred                                      8,338       (25,322)
                                                -------       -------
    Total income tax expense                      7,715         7,508
                                                -------       -------
Net income                                      $10,653       $10,595
                                                =======       =======

See accompanying notes to consolidated financial statements.

                                   4

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)
                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                           2000      1999
                                                          -----      -----
Net income                                              $10,653    $10,595
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses) on investments
  arising during period:
     Unrealized holding gains (losses) on
      investments                                        (9,113)   (40,358)
     Adjustment to value of business acquired               213      4,251
     Adjustment to deferred insurance acquisition costs    (959)     2,139
                                                       --------   --------
       Total unrealized holding gains (losses) on
        investments arising during period                (9,859)   (33,968)
                                                       --------   --------
Less reclassification adjustments for items
 included in net income:
     Adjustment for (gains) losses included in
      realized investment gains (losses)                 (1,155)     2,115
     Adjustment for amortization of premium on fixed
      maturities included in net investment income       (1,353)    (3,674)
     Adjustment for (gains) losses included in
      amortization of value of business acquired           (106)      (311)
     Adjustment for (gains) losses included in
      amortization of insurance acquisition costs          (982)       (22)
       Total reclassification adjustments for items     -------    -------
        included in net income                           (3,596)    (1,892)
                                                        -------    -------
Other comprehensive loss, before related income
 tax expense (benefit)                                   (6,263)   (32,076)

  Related income tax expense (benefit)                      120    (11,226)
                                                        -------    -------
Other comprehensive loss, net of tax                     (6,383)   (20,850)
                                                        -------    -------
Comprehensive income (loss)                             $ 4,270   $(10,255)
                                                        =======    =======

See accompanying notes to consolidated financial statements.

                                   5

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------

                                                         2000      1999
                                                        ------    ------
Cash flows from operating activities
 Net income                                            $10,653   $10,595
 Reconcilement of net income to net cash provided
  (used):
   Realized investment (gains) losses                    2,120       965
   Net change in trading account securities                  -   (18,011)
   Interest credited and other charges                  37,180    40,957
   Deferred insurance acquisition costs, net           (20,876)  (11,512)
   Amortization of value of business acquired            4,140     4,960
   Amortization of goodwill                              3,186     3,186
   Amortization of discount and premium on investments   1,455     3,833
   Deferred income taxes                                 8,336   (25,323)
   Net change in current Federal income taxes          (17,897)    6,708
   Benefits and premium taxes due related to separate
    account bank-owned life insurance                   15,152    36,897
   Other, net                                          (10,579)      142
                                                       -------    ------
   Net cash flow from operating activities              32,870    53,397
                                                       -------   -------

Cash flows from investing activities
 Cash from investments sold or matured:
   Fixed maturities held to maturity                    26,759   128,690
   Fixed maturities sold prior to maturity             209,812   158,279
   Equity securities                                     1,104       732
   Mortgage loans, policy loans and other invested
    assets                                              12,969    16,586
 Cost of investments purchased or loans originated:
   Fixed maturities                                   (164,218) (300,295)
   Equity securities                                    (1,257)        -
   Mortgage loans, policy loans and other invested
    assets                                              (8,261)  (11,786)
 Short-term investments, net                            22,411    26,262
 Net change in receivable and payable for securities
  transactions                                               -      (742)
 Net change in other assets                             (1,279)        -
                                                       -------    ------
   Net cash from investing activities                   98,040    17,726
                                                       -------    ------
Cash flows from financing activities
 Policyholder account balances:
   Deposits                                            122,128    62,848
   Withdrawals                                        (243,055) (141,344)
 Other                                                   7,170     4,091
                                                       -------    ------
   Net cash from financing activities                 (113,757)  (74,405)
                                                       -------   -------
Net increase (decrease) in cash                         17,153    (3,282)
Cash at the beginning of period                         12,015    13,486
                                                       -------    ------
Cash at the end of the period                          $29,168   $10,204
                                                       =======   =======

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

2. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 1999 Annual Report on Form 10-K.

3. KILICO, along with its affiliates Federal Kemper Life Assurance Company, Zurich Life Insurance Company of America, Fidelity Life Association (A Mutual Legal Reserve Company)("FLA") and Zurich Direct, Inc. operate under the trade name Zurich Kemper Life ("ZKL"). ZKL is segregated by Strategic Business Unit ("SBU"). The SBU concept has each SBU concentrate on a specific customer market. The SBU is the focal point of ZKL because it is at the SBU level that ZKL can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of ZKL's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of generally accepted accounting principles. For purposes of this disclosure, ZKL excludes FLA, as it is owned by its policyholders.

    ZKL is segregated into the Life Brokerage, Financial, Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the ZKL level. ZKL's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity.

Summarized financial information for ZKL's SBUs are as follows:

As of and for the period ending March 31, 2000:
(in thousands)
                      Life
                    Brokerage    Financial       RSG      Direct      Total
                    ---------    ---------       ---      ------      -----
Total revenues       $85,902      $53,925      $36,550   $18,707    $195,084
                      ======       ======       ======    ======     =======
Net income            $4,895       $4,788       $3,704    $1,816     $15,203
                       =====        =====        =====     =====      ======
Total assets      $3,024,406  $10,619,740   $4,752,614  $165,744 $18,562,504
                   =========   ==========    =========   =======  ==========

                                                        Net
                                         Revenue   Income (Loss)      Assets
                                         -------   -------------      ------
Total revenue, net income(loss) and
 assets, respectively, from above:      $195,084      $15,203     $18,562,504

Less:
 Revenue, net income & assets of FKLA     80,032        3,694       3,186,847
 Revenue, net income & assets of ZLICA    13,553        1,794         458,777
 Revenue, net (loss) & assets of Zurich
  Direct                                  13,851         (938)          6,507
                                         -------       ------      ----------
 Totals per KILICO's consolidated
  financial statements                   $87,648      $10,653     $14,910,373
                                          ======       ======      ==========

As of and for the period ending March 31, 1999:
(in thousands)
                      Life
                    Brokerage    Financial       RSG      Direct      Total
                    ---------    ---------       ---      ------      -----
Total revenues       $90,520      $57,285      $33,743    $8,955    $190,503
                      ======       ======       ======     =====     =======
Net income (loss)     $4,781       $6,716       $2,139   $(1,617)    $12,019
                       =====        =====        =====    ======      ======
Total assets      $3,134,465   $8,946,914   $4,234,473   $54,234 $16,370,086
                   =========    =========    =========    ======  ==========

                                                        Net
                                         Revenue   Income (Loss)      Assets
                                         -------   -------------      ------
Total revenue, net income(loss) and
 assets, respectively, from above:      $190,503      $12,019     $16,370,086

Less:
 Revenue, net income & assets of FKLA     75,584        3,060       2,968,386
 Revenue, net income & assets of ZLICA    13,208        1,233         414,970
 Revenue, net (loss) & assets of Zurich
  Direct                                   6,065       (2,869)          3,059
                                         -------       ------      ----------
 Totals per KILICO's consolidated
  financial statements                   $95,646      $10,595     $12,983,671
                                          ======       ======      ==========

4. On March 31, 2000, KILICO purchased, for $5.5 million, the following related entities, all privately held New York corporations:

     -  PMG Securities Corporation
     -  PMG Asset Management, Inc.
     -  PMG Life Agency, Inc., and
     -  PMG Marketing, Inc.

These companies were primarily purchased for their specialization in the target market of the RSG SBU.

MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   KILICO recorded net income of $10.7 million in the first quarter of 2000, compared with net income of $10.6 million in the first quarter of 1999.

   The following table reflects the components of net income:

   Net income:
   (in millions)
                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                         ----      ----
   Operating earnings before amortization of goodwill   $15.3     $14.4
   Amortization of goodwill                              (3.2)     (3.2)
   Net realized capital losses                           (1.4)      (.6)
                                                         ----      ----
     Net income                                         $10.7     $10.6
                                                         ====      ====

   The following table reflects the major components of net realized capital gains and losses included in net income.

   Net realized capital gains (losses)
   (in millions)
                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                         ----      ----
   Fixed maturities                                    $ (2.3)   $ (1.0)
   Trading account securities-holding losses                -      (1.9)
   Equity securities                                       .1        .7
   Real estate-related investments                         .1       1.3
                                                         ----      ----
   Realized investment losses                            (2.1)      (.9)
   Income tax benefit                                     (.7)      (.3)
                                                         ----      ----
   Net realized capital losses                         $ (1.4)    $ (.6)
                                                         ====      ====

   Operating earnings before amortization of goodwill increased to $15.3 million in the first quarter of 2000, compared with $14.4 million in the first quarter of 1999. This increase was primarily due to:

   - an increase in spread revenue (net investment income less interest credited to policyholders)
   -  an increase in non-BOLI separate account fees, offset by
   - an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs
   -  an increase in claims incurred and other policyholder benefits

 Sales
 (in millions)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                        ------    ------
 Annuities:
   General account                                      $123.3   $  62.5
   Separate account                                      179.2      95.6
                                                         -----      ----
     Total annuities                                     302.5     158.1
                                                         -----     -----
 Life insurance:
   Separate account bank-owned life insurance ("BOLI")   112.8     667.2
   Separate account variable universal life insurance      5.8      11.0
   Term life                                               5.0       5.3
   Interest-sensitive life                                  .1         -
                                                         -----     -----
     Total life                                          123.7     683.5
                                                         -----     -----
 Total sales                                           $ 426.2   $ 841.6
                                                         =====     =====

 Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. General account fixed annuity sales increased $60.8 million in the first quarter of 2000, compared with the first quarter of 1999. Separate account variable annuity sales increased $83.6 million in the first quarter of 2000, compared with the first quarter of 1999. The increase in general account and separate account sales was primarily due to continued strong sales of KILICO's latest variable annuity product that offers both a variable option and a fixed option, including dollar cost averaging.

 Sales of variable annuities increase administrative fees earned, and they pose minimal investment risk for KILICO, as policyholders allocate net premium to one or more of several underlying investment funds which invest in stocks and bonds.

 The decrease in BOLI sales in 2000 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

 Spread revenue increased in the first three months of 2000, compared with the same period in 1999, due to a decrease in interest credited to policyholders and a modest increase in investment income. The increase in investment income is primarily due to the reinvestment of 1999 and 2000 sales proceeds, maturities and prepayments at higher yields due to funds being directed to higher yielding securities, and the overall increasing interest rate environment. This increase is offset by a decrease in cash and invested assets from the 1999 levels, reflecting the surrender and withdrawal activity of 1999 and the dividends paid to Kemper Corporation in 1999. Also contributing to this decrease in cash and invested assets is the ongoing exchanges from the fixed to the variable option of in-force annuity policies, primarily reflecting the dollar cost averaging option discussed above. The decrease in interest credited was primarily due to a decrease in policyholder liabilities due to surrender and withdrawal activity in 1999 and a decrease in crediting rates in 2000 and 1999.

 Separate account fees and charges consist of the following as of March 31,
 2000 and 1999:
  (in millions)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                        ------    ------
    Separate account fees on non-BOLI variable          $ 15.5   $  10.7
      life and annuities
    BOLI cost of insurance charges and fees -
      direct <F3>                                         44.0      46.5
    BOLI cost of insurance charges - ceded <F1><F3>      (46.2)    (46.0)
    BOLI premium tax expense loads <F2>                    1.9      11.4
                                                        ------     -----
      Total                                             $ 15.2   $  22.6
                                                        ======    ======
  -------------------

   <F1>  Includes $3.5 million and $(0.8) million of cost of insurance charges ceded related to appreciation (depreciation) of the BOLI funds withheld account during 2000 and 1999, respectively.
   <F2>  There is a corresponding offset in taxes, licenses and fees.
   <F3>  No commissions were paid on BOLI.

 Separate account fees on non-BOLI variable life and annuities increased during the first quarter of 2000, compared with 1999, primarily due to new sales during 1999 and 2000.

 BOLI cost of insurance charges and fees decreased $2.7 million in the first quarter of 2000, compared with 1999, primarily reflecting a decrease in the net cost of insurance charges on the mortality-rated BOLI contracts.

 BOLI premium tax expense loads decreased in 2000, compared with 1999, due to the decrease in BOLI sales in 2000.

 Policyholder surrenders, withdrawals and death benefits were as follows:
  (in millions)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                        ------    ------
   General account                                      $157.1   $ 135.5
   Separate account                                      104.9     115.0
                                                        ------     -----
   Total                                                $262.0   $ 250.5
                                                        ======    ======

                                   11

Reflecting the current interest rate environment and other competitive market factors, KILICO adjusts its crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. KILICO can also improve spread revenue over time by increasing investment income.

General account surrenders, withdrawals and death benefits increased $21.6 million in the first quarter of 2000, compared with the first quarter of 1999, reflecting an increase in claims as well as an increase in overall surrenders and withdrawals.

Separate account surrenders, withdrawals and death benefits decreased $10.1 million in the first quarter of 2000, compared with the first quarter of 1999. Contributing to this decrease is a partial withdrawal on a BOLI contract in the first quarter of 1999 of $27.8 million.

Claims and other policyholder benefits increased $1.8 million in the first quarter of 2000, compared with 1999, primarily due to increased death benefits in excess of account values on universal life products.

Taxes, licenses and fees decreased during the first quarter of 2000, compared with 1999, primarily reflecting premium taxes on BOLI. KILICO received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first quarter of 1999 and 2000. Excluding the taxes due on BOLI, taxes, licenses and fees amounted to $1.0 million for the first quarter of 2000, compared with $1.3 million for the same period in 1999.

Commissions expense and the deferral of insurance acquisition costs increased in the first quarter of 2000, compared with the first quarter of 1999, due to the higher level of sales, excluding BOLI.

Operating expenses increased $3.7 million in the first quarter of 2000, compared with the same period in 1999. The primary reason for this increase was an increase in salaries and related benefits due to continued staffing needs for various new business initiatives.

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

Invested assets and cash
(in millions)
                                           March 31, 2000  December 31, 1999
                                           --------------  -----------------
Cash and short-term investments             $   49   1.3%    $   54    1.4%
Fixed maturities:
   Investment grade:
     NAIC <F1> Class 1                       2,078  55.6      2,164   56.5
     NAIC <F1> Class 2                       1,005  26.9        994   25.9
   Below investment grade:
     Performing                                110   2.9        118    3.1
Equity securities                               63   1.7         62    1.6
Joint venture mortgage loans                    67   1.8         67    1.8
Third-party mortgage loans                      64   1.7         64    1.7
Other real estate-related investments           19   0.5         21    0.5
Policy loans                                   259   6.9        262    6.8
Other                                           26   0.7         25    0.7
                                             ----- -----      -----   ----
       Total                                $3,740 100.0%    $3,831  100.0%
                                             ===== =====      =====  =====
  __________________________________________________________

 <F1>  National Association of Insurance Commissioners ("NAIC").
       --  Class 1 = A- and above
       --  Class 2 = BBB- through BBB+

Fixed maturities

KILICO is carrying its fixed maturity investment portfolio, which it considers available for sale, at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income (loss), net of any applicable income taxes. The aggregate unrealized depreciation on fixed maturities at March 31, 2000 was $128.6 million, compared with $121.2 million at December 31, 1999. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At both March 31, 2000 and December 31, 1999, investment-grade fixed maturities and cash and short-term investments accounted for 83.8 percent of KILICO's invested assets and cash.

Approximately 18.4 percent of KILICO's investment-grade fixed maturities at March 31, 2000 were mortgage-backed securities, down from 20.0 percent at December 31, 1999, due to sales and paydowns during 2000. KILICO plans to continue to reduce its holding of such investments over time.

Approximately 16.0 percent of KILICO's investment-grade fixed maturities at March 31, 2000 consisted of corporate asset-backed securities, compared with
16.8 percent at December 31, 1999. The majority of KILICO's investments in asset-backed securities were backed by home equity loans, commercial mortgage-backed securities and manufactured housing loans.

Real estate-related investments

The $150.6 million real estate portfolio held by KILICO, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.0 percent of cash and invested assets at March 31, 2000, compared with $151.6 million, or 4.0 percent, at December 31, 1999.


Real estate outlook

KILICO's loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $55.5 million (net of reserves) at March 31, 2000. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies that will impact the long-term economic viability of the project. Loans to the MLP were placed on non-accrual status effective January 1, 1999 to ensure that book value of the MLP did not increase over net realizable value.

KILICO's only troubled real estate-related investments were loans on nonaccrual status, before reserves and writedowns, totaling $97.4 million and $98.3 million at March 31, 2000 and December 31, 1999, respectively. KILICO does not accrue interest on real estate-related investments when it judges that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $75.4 million and $76.3 million at March 31, 2000 and December 31, 1999, respectively.


Net investment income

KILICO's pre-tax net investment income totaled $66.3 million in the first quarter of 2000, compared with $65.7 million in the first quarter of 1999. Included in pre-tax net investment income is KILICO's share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by KILICO which are on nonaccrual status.


KILICO's total foregone investment income before tax, on both non-performing fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                         2000      1999
                                                         ----      ----
Real estate-related investments                         $ 2.3     $ 2.6
                                                         ----      ----
Total                                                    $2.3     $ 2.6
                                                         ====      ====

Foregone investment income from the nonaccrual of real estate related investments is net of KILICO's share of interest expense on these loans excluded from KILICO's share of joint venture operating results. Any increase in non-performing securities, and either worsening or stagnating real estate conditions, would increase the expected adverse effect on KILICO's future investment income and realized investment results.

Interest rates

Interest rates rose in the first quarter of 2000, continuing the trend from 1999. Rising interest rates contributed to an increase in unrealized fixed maturity investment losses. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.


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

   PART II.   OTHER INFORMATION

   ITEM 6.    Exhibits and Reports on Form 8-K.

              (a)   EXHIBIT INDEX.

                    Exhibit No.
                    -----------
                    27 Financial Data Schedule

              (b)   REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the three months ended March 31, 2000.

                  Kemper Investors Life Insurance Company
                                FORM 10-Q
                For the fiscal period ended March 31, 2000
               --------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Kemper Investors Life Insurance Company
                       (Registrant)

  Date: May 12, 2000   By: /s/GALE K. CARUSO
                           ---------------------------------
                           Gale K. Caruso
                           President, Chief Executive Officer and
                            Director

  Date: May 12, 2000   By: /S/FREDERICK L. BLACKMON
                           --------------------------------
                           Frederick L. Blackmon
                           Sr. Vice President and
                           Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FIRST QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]   1,000
[PERIOD-TYPE]  3-MOS.
[FISCAL-YEAR-END]                                              DEC-31-2000
[PERIOD-START]                                                 JAN-01-2000
[PERIOD-END]                                                   MAR-31-2000
[DEBT-HELD-FOR-SALE]                                             3,192,585
[DEBT-CARRYING-VALUE]                                            3,192,585
[DEBT-MARKET-VALUE]                                              3,192,585
[EQUITIES]                                                          62,546
<MORTGAGES>                                                        131,078
[REAL-ESTATE]                                                       19,541
[TOTAL-INVEST]                                                   3,710,314
[CASH]                                                              29,168
[RECOVER-REINSURE]                                                 299,579
[DEFERRED-ACQUISITION]                                             180,565
[TOTAL-ASSETS]                                                  14,910,373
[POLICY-LOSSES]                                                  3,624,968
[UNEARNED-PREMIUMS]                                                      0
[POLICY-OTHER]                                                           0
[POLICY-HOLDER-FUNDS]                                              464,328
[NOTES-PAYABLE]                                                          0
[COMMON]                                                             2,500
[PREFERRED-MANDATORY]                                                    0
[PREFERRED]                                                              0
[OTHER-SE]                                                         631,775
[TOTAL-LIABILITY-AND-EQUITY]                                    14,910,373
[PREMIUMS]                                                           5,003
[INVESTMENT-INCOME]                                                 66,259
[INVESTMENT-GAINS]                                                  (2,120)
[OTHER-INCOME]                                                      18,506
[BENEFITS]                                                          42,227
[UNDERWRITING-AMORTIZATION]                                          4,148
[UNDERWRITING-OTHER]                                                     0
[INCOME-PRETAX]                                                     18,368
<INCOME-TAX)                                                         7,715
[INCOME-CONTINUING]                                                 10,653
<DISCOUNTED>                                                             0
[EXTRAORDINARY]                                                          0
[CHANGES]                                                                0
[NET-INCOME]                                                        10,653
[EPS-BASIC]                                                            0
[EPS-DILUTED]                                                            0
[RESERVE-OPEN]                                                           0
[PROVISION-CURRENT]                                                      0
[PROVISION-PRIOR]                                                        0
[PAYMENTS-CURRENT]                                                       0
[PAYMENTS-PRIOR]                                                         0
[RESERVE-CLOSE]                                                          0
[CUMULATIVE-DEFICIENCY]                                                  0