Form 10-Q
period 2000-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2000-08-14
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

As of August 1, 2000, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462, 33-46881, 333-22389 and 333-32632.

                  KEMPER INVESTORS LIFE INSURANCE COMPANY
                               FORM 10-Q



 PART I.   FINANCIAL STATEMENTS                                     PAGE NO.



    Consolidated Balance Sheets -
        June 30, 2000 and December 31, 1999...............................3

    Consolidated Statements of Operations -
        Six months and three months ended June 30, 2000 and 1999..........4

    Consolidated Statements of Comprehensive Income (Loss) -
        Six months and three months ended June 30, 2000 and 1999..........5

    Consolidated Statements of Cash Flows -
        Six months ended June 30, 2000 and 1999...........................6

    Notes to Consolidated Financial Statements............................7

    Management's Discussion and Analysis
        Results of Operations............................................10
        Investments......................................................14
        Liquidity and Capital Resources..................................16



 PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders.........17

    ITEM 6.  Exhibits and Reports on Form 8-K............................17


    Signatures...........................................................18

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
                                                    June 30     December 31
                                                     2000          1999
                                                  (unaudited)
                                                 ------------   ----------
ASSETS
Investments:
   Fixed maturities, available for sale, at
     fair value (amortized cost: June 30, 2000,
     $3,199,946; December 31, 1999, $3,397,188)    $3,060,693   $3,276,017
   Equity securities (cost: June 30, 2000,
     $65,473; December 31, 1999, $65,235)              61,675       61,592
   Short-term investments                              42,703       42,391
   Joint venture mortgage loans                        67,291       67,242
   Third-party mortgage loans                          63,678       63,875
   Other real estate-related investments               20,073       20,506
   Policy loans                                       256,751      261,788
   Other invested assets                               26,424       25,621
                                                   ----------    ---------
   Total investments                                3,599,288    3,819,032

Cash                                                   15,067       12,015
Accrued investment income                             129,230      127,219
Reinsurance recoverable                               288,089      309,696
Deferred insurance acquisition costs                  203,302      159,667
Goodwill                                              197,535      203,907
Value of business acquired                            106,859      119,160
Other intangibles                                       4,776          -
Deferred income taxes                                  98,851       93,502
Receivable on sales of securities                       3,500        3,500
Other assets and receivables                           29,246       29,950
Assets held in separate accounts                   10,908,318    9,778,068
                                                   ----------    ---------
   Total assets                                   $15,584,061  $14,655,716
                                                   ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits                            $ 3,532,439   $3,718,833
Other policyholder benefits and funds payable         455,912      457,328
Other accounts payable and liabilities                 75,885       71,482
Liabilities related to separate accounts           10,908,318    9,778,068
                                                   ----------    ---------
   Total liabilities                               14,972,554   14,025,711
                                                   ----------    ---------

Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
   300,000 shares; outstanding 250,000 shares           2,500        2,500
Additional paid-in capital                            804,347      804,347
Accumulated other comprehensive loss                 (139,819)    (120,819)
Retained deficit                                      (55,521)     (56,023)
                                                   ----------    ---------
   Total stockholder's equity                         611,507      630,005
                                                   ----------    ---------
   Total liabilities and stockholder's equity     $15,584,061  $14,655,716
                                                   ==========   ==========

   See accompanying notes to consolidated financial statements.


Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
                                       Six Months Ended    Three Months Ended
                                           June 30              June 30
                                       ----------------    ------------------
                                        2000       1999      2000      1999
                                        ----       ----      ----      ----
REVENUE
Net investment income              $ 130,564  $ 131,201  $ 64,305  $ 65,508
Realized investment losses            (2,281)   (2,944)      (161)  (1,979)
Premium income                        10,263    10,878      5,260    5,190
Separate account fees and charges     39,465    36,706     24,311   14,060
Other income                          13,083     5,969      9,731    3,385
                                     -------   -------    -------  -------
   Total revenue                     191,094   181,810    103,446   86,164
                                     -------   -------    -------  -------

BENEFITS AND EXPENSES
Interest credited to policyholders    76,283    81,284     39,047   39,738
Claims incurred and other
  policyholder benefits                7,365     9,048      2,374    5,875
Taxes, licenses and fees              15,175    13,833     12,370    1,102
Commissions                           53,519    29,421     30,150   16,728
Operating expenses                    29,345    22,661     14,916   11,895
Deferral of insurance acquisition
  costs                              (51,747)  (33,100)   (26,723) (18,775)
Amortization of insurance
  acquisition costs                   10,084     3,608      5,936      795
Amortization of value of business
  acquired                             8,749     8,269      4,609    3,309
Amortization of goodwill               6,372     6,372      3,186    3,186
Amortization of intangibles acquired     122       -          122      -
                                     -------   -------    -------  -------
   Total benefits and expenses       155,267   141,396     85,987   63,853
                                     -------   -------    -------   ------

Income before income tax expense      35,827    40,414     17,459   22,311


Income tax expense (benefit)
   Current                            20,122    40,222     20,745    7,392
   Deferred                           (4,796)  (23,502)   (13,134)   1,820
                                     -------   -------    -------  -------
   Total income tax expense           15,326    16,720      7,611    9,212
                                     -------   -------    -------   ------
Net come                            $ 20,501  $ 23,694    $ 9,848 $ 13,099
                                     =======   =======    =======  =======


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)
                                        Six Months Ended   Three Months Ended
                                            June 30             June 30
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                        -----     -----     -----     -----
Net income                           $ 20,501  $ 23,694   $ 9,848  $ 13,099
Other comprehensive income (loss),
 before tax:
  Unrealized holding gains (losses)
   on investments arising during
   period:
     Unrealized holding gains
      (losses) on investments         (22,688) (114,094)  (13,575)  (73,736)
     Adjustment to value of business
      acquired                         (3,525)   12,953    (3,738)    8,702
     Adjustment to deferred insurance
      acquisition costs                   107     6,708     1,066     4,569
                                      -------   -------   -------   -------

     Total unrealized holding gains
      (losses) on investments arising
      during period                   (26,106)  (94,433)  (16,247)  (60,465)
                                      -------   -------   -------   -------
  Less reclassification adjustments
   for items included in net income:
     Adjustment for (gains) losses
      included in realized investment
      gains (losses)                   (2,312)    7,967    (1,157)    5,852
     Adjustment for amortization of
      premium on fixed maturities
      included in net investment
      income                           (2,403)   (6,825)   (1,050)   (3,151)
     Adjustment for (gains) losses
      included in amortization of
      value of business acquired           27      (598)      133      (287)
     Adjustment for (gains) losses
      included in amortization of
      insurance acquisition costs      (1,865)      292      (883)      314

        Total reclassification
         adjustments for items        -------   -------   -------   -------
         included in net income        (6,553)      836    (2,957)    2,728
                                      -------   -------    ------   -------

Other comprehensive income (loss),
 before related income tax expense
 (benefit)                            (19,553)  (95,269)  (13,290)  (63,193)

Related income tax expense (benefit)     (553)  (14,488)     (673)   (3,262)
                                      -------   -------   -------   -------

Other comprehensive income (loss),
 net of tax                           (19,000)  (80,781)  (12,617)  (59,931)
                                      -------   -------   -------   -------

Comprehensive income (loss)           $ 1,501  $(57,087)  $(2,769) $(46,832)
                                      =======   =======   =======   =======


See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                        Six Months Ended
                                                            June 30
                                                       -----------------

                                                        2000       1999
                                                       ------     ------
Cash flows from operating activities
 Net income                                           $20,501    $23,694
 Reconcilement of net income to net cash provided
  (used):
   Realized investment losses                           2,281      2,944
   Net change in trading account securities                 -    (33,477)
   Interest credited and other charges                 73,981     79,879
   Deferred insurance acquisition costs, net          (41,663)   (29,492)
   Amortization of value of business acquired           8,749      8,269
   Amortization of goodwill                             6,372      6,372
   Amortization of discount and premium on investments  2,607      7,156
   Amortization of other intangibles acquired             122        -
   Deferred income taxes                               (4,797)   (23,503)
   Net change in current Federal income taxes           2,236    (52,393)
   Benefits and premium taxes due related to separate
    account bank-owned life insurance                 (13,945)    63,849
   Other, net                                          11,340     (5,312)
                                                      -------    -------
   Net cash flow from operating activities             67,784     47,986
                                                      -------    -------

Cash flows from investing activities
 Cash from investments sold or matured:
   Fixed maturities held to maturity                   64,999    210,552
   Fixed maturities sold prior to maturity            314,546    695,091
   Equity securities                                    1,104      1,645
   Mortgage loans, policy loans and other invested
    assets                                             33,945     47,079
 Cost of investments purchased or loans originated:
   Fixed maturities                                  (188,726)  (860,285)
   Equity securities                                   (1,263)       -
   Mortgage loans, policy loans and other invested
    assets                                            (26,230)   (24,790)
   Investment in subsidiaries                          (4,899)       -
 Short-term investments, net                             (312)    30,958
 Net change in receivable and payable for securities
  transactions                                              -     20,767
 Net change in other assets                            (2,462)         -
                                                      -------    -------
   Net cash from investing activities                 190,702    121,017
                                                      -------    -------

Cash flows from financing activities
 Policyholder account balances:
   Deposits                                           234,489    159,011
   Withdrawals                                       (473,258)  (303,350)
 Dividends paid to parent                             (20,000)   (20,000)
 Other                                                  3,335      4,521
                                                      -------    -------
   Net cash from financing activities                (255,434)  (159,818)
                                                      -------    -------
Net increase in cash                                    3,052      9,185
Cash at the beginning of period                        12,015     13,486
                                                      -------    -------
Cash at the end of the period                         $15,067    $22,671
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

3. KILICO, along with its affiliates Federal Kemper Life Assurance Company, Zurich Life Insurance Company of America, Zurich Direct, Incorporated, and Fidelity Life Association, a Mutual Legal Reserve Company under common management ("FLA") operates under the trade name Zurich Kemper Life ("ZKL"). ZKL is segregated by Strategic Business Unit ("SBU"). The SBU concept has each SBU concentrate on a specific customer market. The SBU is the focal point of ZKL because it is at the SBU level that ZKL can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of ZKL's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of generally accepted accounting principles. For purposes of this disclosure, ZKL excludes FLA, as it is owned by its policyholders. ZKL is segregated into the Life Brokerage, Financial Institutions ("Financial"), Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the ZKL level. ZKL's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity.

Summarized financial information for ZKL's SBUs are as follows:

As of and for the period ending June 30, 2000:
(in thousands)
                       Life
                     Brokerage     Financial       RSG      Direct       Total
                     ---------     ---------       ---      ------       -----

Total revenues        $173,306      $118,678    $79,711   $33,662     $405,357
                       =======       =======     ======    ======      =======
Net income (loss)      $12,306       $10,007     $8,254     $(531)     $30,036
                        ======        ======      =====      ====       ======
Total assets        $2,940,788   $11,323,087 $4,725,011  $200,037  $19,188,923
                     =========    ==========  =========   =======   ==========

Total revenue, net income (loss)                        Net
 and assets, respectively, from above:    Revenue  Income (Loss)     Assets
                                          -------  -------------     ------
                                         $405,357     $30,036     $19,188,923

Less:
 Revenue, net income & assets of FKLA     163,427      11,542       3,117,937
 Revenue, net income & assets of ZLICA     27,680       5,138         479,414
 Revenue, net (loss) & assets of Zurich
  Direct                                   23,156      (7,145)          7,511
                                           ------       -----           -----
 Totals per KILICO's consolidated
  financial statements                   $191,094     $20,501     $15,584,061


As of and for the period ending June 30, 1999:
(in thousands)
                      Life
                    Brokerage      Financial       RSG      Direct       Total
                    ---------      ---------       ---      ------       -----
Total revenues       $179,958       $106,220     $68,599   $20,830    $375,607
                      =======        =======      ======    ======     =======
Net income (loss)     $19,746        $16,879      $5,252   $(2,440)    $39,437
                       ======         ======       =====    ======      ======
Total assets       $3,054,067     $9,382,556  $4,311,762   $68,724 $16,817,109
                    =========      =========   =========    ======  ==========

Total revenue, net income (loss) and                     Net
 assets, respectively, from above:         Revenue  Income (Loss)    Assets
                                           -------  -------------    ------
                                          $375,607     $39,437    $16,817,109

Less:
 Revenue, net income & assets of FKLA      151,547      16,307      3,260,258
 Revenue, net income & assets of ZLICA      26,279       4,622        430,679
 Revenue, net (loss) & assets of Zurich
  Direct                                    15,971      (5,186)         3,658
                                            ------      ------          -----
 Totals per KILICO's consolidated
  financial statements                    $181,810     $23,694    $13,122,514
                                           =======      ======     ==========

4. KILICO's financial statements as of June 30, 2000 include the second quarter 2000 results of the following companies purchased for $5.5 million on March 31, 2000:

    *  PMG Securities Corporation
    *  PMG Asset Management, Inc.
    *  PMG Life Agency, Inc., and
    *  PMG Marketing, Inc.

These companies were primarily purchased for their specialization in the target market of the RSG SBU.

5. On July 17, 2000, KILICO transferred $63.3 million in fixed maturities and cash to fund the operations of its newly formed subsidiary, Zurich Kemper Life Insurance Company of New York. Business is expected to commence in the third or fourth quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   Kemper Investors Life Insurance Company and subsidiaries("we", "our" or "KILICO")recorded net income of $20.5 million in the first six months of 2000, compared with net income of $23.7 million in the first six months of 1999.

   The following table reflects the components of net income:

   Net income:
   (in millions)
                                                         Six months ended
                                                             June 30
                                                        ------------------
                                                          2000      1999
                                                          ----      ----
   Operating earnings before amortization of
      goodwill and other intangibles                    $ 28.5     $32.0
   Amortization of goodwill and other intangibles         (6.5)     (6.4)
   Net realized capital losses                            (1.5)     (1.9)
                                                          ----      ----
    Net income                                          $ 20.5     $23.7
                                                          ====      ====

   The following table reflects the major components of net realized capital gains and losses included in net income.

   Net realized capital gains (losses)
    (in millions)
                                    Six months ended      Three months ended
                                        June 30                June 30
                                   -----------------     -------------------

                                     2000      1999        2000        1999
                                     ----      ----        ----        ----
   Fixed maturities                 $(4.0)    $(2.7)      $(1.7)      $(1.7)
   Real estate-related                1.6       3.4         1.5         2.1
   Equity securities                   .1        .9         -            .2
   Trading account securities-
     realized gains                   -          .2         -            .2
   Trading account securities-
     holding losses                   -        (5.7)        -          (3.8)
   Other                              -         1.0         -           1.0
                                    -----     -----       -----       -----
   Realized investment losses        (2.3)     (2.9)        (.2)       (2.0)
   Income tax benefit                 (.8)     (1.0)        (.1)        (.7)
                                    -----     -----       -----       -----
   Net realized capital losses      $(1.5)    $(1.9)      $ (.1)      $(1.3)
                                    =====     =====       =====       =====

   Operating earnings before amortization of goodwill decreased to $28.5 million in the first six months of 2000, compared with $32.0 million in the first six months of 1999. This decrease was primarily due to:

   * an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs
   *  an increase in the amortization of insurance acquisition costs and
   *  an increase in taxes, licenses and fees, offset by
   *  an increase in separate account fees,
   * an increase in spread revenue (net investment income less interest credited to policyholders)
   *  an increase in other income, and
   *  a decrease in claims incurred and other benefits

The following table reflects our sales:

Sales
(in millions)
                                       Six Months Ended    Three Months Ended
                                           June 30              June 30
                                       ----------------     -----------------
                                       2000        1999      2000       1999
                                      ------      ------    ------     ------
Annuities:
  General account                    $ 233.2     $ 158.6   $ 109.9     $ 96.1
  Separate account                     399.7       215.1     220.5      119.5
                                       -----       -----     -----      -----
   Total annuities                     632.9       373.7     330.4      215.6
                                       -----       -----     -----      -----
Life insurance:
  Separate account bank-owned life
   insurance("BOLI")                   630.3       696.1     517.5       28.9
  Separate account variable universal
   life insurance                       10.8        15.2       5.0        4.2
  Term life                             10.3        10.5       5.3        5.2
  Interest-sensitive life                 .3          .9        .2         .9
                                       -----       -----     -----       ----
   Total life                          651.7       722.7     528.0       39.2
                                       -----       -----     -----      -----
Total sales                        $ 1,284.6   $ 1,096.4   $ 858.4   $  254.8
                                       =====       =====     =====      =====

 Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations.
 General account fixed annuity sales increased $74.6 million in the first six months of 2000, compared with the first six months of 1999. Separate account variable annuity sales increased $184.6 million in the first six months of 2000, compared with the first six months of 1999. The increase in general account and separate account sales was primarily due to continued strong sales of a new variable annuity product introduced in the second half of 1998 that offers both a variable option and a fixed option, including dollar cost averaging.

 Sales of variable annuities increase administrative fees earned and pose minimal investment risk, to the extent that policyholders allocate net premium to one or more subaccounts that invest in underlying investment funds that invest in stocks and bonds.

 The decrease in BOLI sales in 2000 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

 Spread revenue increased in the first six months of 2000, compared with the same period in 1999, due to a smaller decrease in investment income than in interest credited to policyholders. The decrease in investment income is primarily due to a decrease in cash and invested assets from the 1999 levels, reflecting the surrender and withdrawal activity of 1999 and 2000 and the dividends paid to Kemper Corporation in 1999. Also contributing to this decrease in cash and invested assets are the ongoing exchanges from the fixed to the variable option of in- force annuity policies, primarily reflecting the dollar cost averaging option mentioned above. Somewhat mitigating these factors is the reinvestment of 1999 and 2000 sales proceeds, maturities and prepayments at higher yields due to funds being directed to higher yielding securities, and the overall increasing interest rate environment. The decrease in interest credited was primarily due to a decrease in policyholder liabilities due to surrender, withdrawal and exchange activity in 1999 and 2000 and a decrease in crediting rates in 1999 and 2000.

 Separate account fees and charges consist of the following as of June 30, 2000 and 1999:

  (in millions)
                                       Six Months Ended    Three Months Ended
                                           June 30              June 30
                                       -----------------   ------------------
                                         2000     1999       2000      1999
                                        ------   ------     ------    ------
  Separate account fees on non-BOLI
    variable life and annuities         $ 31.1    $22.2      $15.6     $11.5
  BOLI cost of insurance charges
    and fees - direct                     85.8     86.8       41.8      40.3
  BOLI cost of insurance charges-
    ceded <F1>                           (90.3)   (83.7)     (44.1)    (37.7)
  BOLI premium tax expense
    loads <F2> <F3>                       12.9     11.4       11.0       -
                                        ------   ------     ------    ------
      Total                             $ 39.5    $36.7       24.3      14.1
                                        ======   ======     ======    ======
  -------------------

<F1> Includes $7.4 million and $(1.0) million of cost of insurance charges ceded related to appreciation (depreciation) of the BOLI funds withheld account during 2000 and 1999, respectively.
<F2> There is a corresponding offset in taxes, licenses and fees.
<F3> No commissions were paid on BOLI.

 Separate account fees on non-BOLI variable life and annuities increased during the first half of 2000, compared with 1999, primarily due to new sales during 1999 and 2000. Also contributing to this increase was an increase in the market value of separate account assets during 1999, as the fees are primarily asset based.

 BOLI cost of insurance charges and fees decreased $7.6 million in the first half of 2000, compared with 1999, primarily reflecting a decrease in the net cost of insurance charges on the mortality-rated BOLI contracts.

 Other income increased $7.1 million in the first six months of 2000, compared with the same period in 1999. The increase was primarily due to an increase in commission revenue from broker-dealer operations of approximately $6.9 million during the first half of 2000, compared with the first half of 1999. This increase is mainly attributable to the inclusion of PMG's operating results effective April 1, 2000. The increase in broker dealer commission revenue is somewhat offset by an increase in broker-dealer commission expense.

 Policyholder surrenders, withdrawals and death benefits were as follows:
  (in millions)
                                    Six Months Ended     Three Months Ended
                                        June 30               June 30
                                    -----------------    ------------------
                                      2000     1999        2000      1999
                                     -----    -----       -----     -----

   General account                 $ 302.6  $ 270.1     $ 145.5   $ 134.6
   Separate account                  212.2    222.5       107.3     107.5
                                     -----    -----       -----     -----
   Total                           $ 514.8  $ 492.6     $ 252.8   $ 242.1
                                     =====   ======       =====    ======

 Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. We can also improve spread revenue over time by increasing investment income.

 General account surrenders, withdrawals and death benefits increased $32.5 million in the first half of 2000, compared with the first half of 1999, reflecting an increase in death benefits as well as an increase in overall surrenders and withdrawals as investors seek potentially higher returns from alternative investments.

 Separate account surrenders, withdrawals and death benefits decreased $10.3 million in the first half of 2000, compared with the first half of 1999. Contributing to this decrease is a partial withdrawal on a BOLI contract in the first half of 1999 of $39.8 million. Excluding the partial withdrawal, separate account surrenders, withdrawals and death benefits increased $29.5 million in the first half of 2000, compared with the same period in 1999.

 Claims and other policyholder benefits decreased $1.7 million for the first six months of 2000, compared with the same period in 1999, primarily due to a decrease in claims assumed from FKLA.

 Taxes, licenses and fees increased during the first half of 2000, compared with 1999, primarily reflecting premium taxes on BOLI. We received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first half of 1999 and 2000.

 Commissions expense and the deferral of insurance acquisition costs increased in the first half of 2000, compared with the first half of 1999, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $6.7 million in the first half of 2000, compared with the same period in 1999, primarily due to the inclusion of PMG's operating results, as mentioned earlier.

 Amortization of insurance acquisition costs increased $6.5 million in the first half of 2000, compared with the first half of 1999, primarily due to the increasing level of the deferred insurance acquisition cost asset.

 Operating expenses increased $6.7 million in the first half of 2000, compared with the same period in 1999. This increase was primarily due to an increase in salaries and related benefits due to continued staffing needs for various new business initiatives. Also contributing to the increase is the inclusion of PMG's operating expenses of approximately $.6 million.

INVESTMENTS

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors, the evaluation of risk and return in various markets, consistency with our business strategy and investment guidelines approved by the board of directors, the interest rate environment, liability durations and changes in market and business conditions.

Invested assets and cash
(in millions)
                                        June 30, 2000     December 31, 1999
                                       ---------------    -----------------

Cash and short-term investments         $   58   1.6%       $   54    1.4%
Fixed maturities:
   Investment grade:
     NAIC <F1> Class 1                   1,988  55.0         2,164   56.5
     NAIC <F1> Class 2                     954  26.4           994   25.9
   Below investment grade:
     Performing                            118   3.3           118    3.1
Equity securities                           62   1.7            62    1.6
Joint venture mortgage loans                67   1.9            67    1.8
Third-party mortgage loans                  64   1.8            64    1.7
Other real estate-related investments       20   0.5            21    0.5
Policy loans                               257   7.1           262    6.8
Other                                       26   0.7            25    0.7
                                         ----- -----         -----  -----
       Total                            $3,614 100.0%       $3,831  100.0%
                                         ===== =====         =====  =====
  __________________________________________________________

<F1> National Association of Insurance Commissioners ("NAIC").
     --  Class 1 = A- and above
     --  Class 2 = BBB- through BBB+

Fixed maturities

The fixed maturity investment portfolio, which is considered available for sale, is carried at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income (loss), net of any applicable income taxes. The aggregate unrealized depreciation on fixed maturities at June 30, 2000 was $139.3 million, compared with $121.2 million at December 31, 1999. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 2000, investment-grade fixed maturities and cash and short-term investments accounted for 83.0 percent of invested assets and cash, compared with 83.8 percent at December 31, 1999.

At June 30, 2000, approximately 17.9 percent of investment-grade fixed maturities were mortgage-backed securities, down from 20.0 percent at December 31, 1999, due to sales and paydowns during 2000. We plan to continue to reduce our holdings of such investments over time.

Approximately 15.7 percent of the investment-grade fixed maturities at June 30, 2000 consisted of corporate asset backed securities, compared with 16.8 percent at December 31, 1999. The majority of investments in asset-backed securities were backed by home equity loans, commercial mortgage-backed securities and collateralized loan and bond obligations.

Real estate-related investments

The $151.0 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.2 percent of cash and invested assets at June 30, 2000, compared with $151.6 million, or 4.0 percent, at December 31, 1999.


Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $55.5 million (net of reserves) at June 30, 2000. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies that will impact the long-term economic viability of the project. Loans to the MLP were placed on nonaccrual status effective January 1, 1999 to ensure that book value of the MLP did not increase over net realizable value.

Troubled real estate-related investments are made up of loans on nonaccrual status, before reserves and writedowns, totaling $96.7 million and $98.3 million at June 30, 2000 and December 31, 1999, respectively. We do not accrue interest on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $74.7 million and $76.3 million at June 30, 2000 and December 31, 1999, respectively.


Net investment income

Pre-tax net investment income totaled $130.6 million in the first half of 2000, compared with $131.2 million in the first half of 1999. Included in pre-tax net investment income is our share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by us that are on nonaccrual status.

Total foregone investment income before tax on nonaccrual real estate-related investments was as follows:

Foregone investment income
(dollars in millions)
                                           Six months ended
                                               June 30
                                          ------------------
                                            2000      1999
                                            ----      ----
Real estate-related investments            $ 4.7    $  5.1
                                            ====      ====

Foregone investment income from the nonaccrual of real estate related investments is net of our share of interest expense on these loans excluded from our share of joint venture operating results. Any increase in non-performing securities, and either worsening or stagnating real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

Interest rates rose in the first half of 2000, continuing the trend from 1999. Rising interest rates contributed to an increase in unrealized fixed maturity investment losses. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.


LIQUIDITY AND CAPITAL RESOURCES

We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, investment income, premium income, separate account fees, other operating revenue and cash provided from maturing or sold investments.

  PART II.   OTHER INFORMATION

  ITEM 4.    Submission of Matters to a Vote of Security Holders.

             At the Annual Meeting of Shareholders of KILICO held on May 9, 2000, the following directors were elected:

                 Gale K. Caruso
                 William H. Bolinder
                 David A. Bowers
                 Eliane C. Frye
                 Gunther Gose
                 James E. Hohmann

  ITEM 6.    Exhibits and Reports on Form 8-K.
                 (a)   EXHIBIT INDEX.
                     Exhibit No.
                     -----------
                     27 Financial Data Schedule

                 (b)   REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed during the three months ended June 30, 2000.

                   Kemper Investors Life Insurance Company
                                FORM 10-Q
                  For the fiscal period ended June 30, 2000
                 -------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Kemper Investors Life Insurance Company
                              (Registrant)


   Date:  August 14, 2000      By:  /s/GALE K. CARUSO
                                    ---------------------------------
                                    Gale K. Caruso
                                    President, Chief Executive Officer and
                                    Director

   Date:  August 14, 2000      By:  /s/FREDERICK L. BLACKMON
                                    --------------------------------
                                    Frederick L. Blackmon
                                    Executive Vice President and
                                    Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FIRST HALF FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]     1,000
[PERIOD-TYPE]    6-MOS.
[FISCAL-YEAR-END]                                             DEC-31-2000
[PERIOD-START]                                                JAN-01-2000
[PERIOD-END]                                                 June-30-2000
[DEBT-HELD-FOR-SALE]                                            3,060,693
[DEBT-CARRYING-VALUE]                                           3,060,693
[DEBT-MARKET-VALUE]                                             3,060,693
[EQUITIES]                                                         61,675
<MORTGAGES>                                                       130,969
[REAL-ESTATE]                                                      20,073
[TOTAL-INVEST]                                                  3,599,288
[CASH]                                                             15,067
[RECOVER-REINSURE]                                                288,089
[DEFERRED-ACQUISITION]                                            203,302
[TOTAL-ASSETS]                                                 15,584,061
[POLICY-LOSSES]                                                 3,532,439
[UNEARNED-PREMIUMS]                                                     0
[POLICY-OTHER]                                                          0
[POLICY-HOLDER-FUNDS]                                             455,912
[NOTES-PAYABLE]                                                         0
[COMMON]                                                            2,500
[PREFERRED-MANDATORY]                                                   0
[PREFERRED]                                                             0
[OTHER-SE]                                                        609,007
[TOTAL-LIABILITY-AND-EQUITY]                                   15,584,061
[PREMIUMS]                                                         10,263
[INVESTMENT-INCOME]                                               130,564
[INVESTMENT-GAINS]                                                 (2,281)
[OTHER-INCOME]                                                     52,548
[BENEFITS]                                                         83,648
[UNDERWRITING-AMORTIZATION]                                        10,084
[UNDERWRITING-OTHER]                                                    0
[INCOME-PRETAX]                                                    35,827
[INCOME-TAX]                                                       15,326
[INCOME-CONTINUING]                                                20,501
<DISCOUNTED>                                                            0
[EXTRAORDINARY]                                                         0
[CHANGES]                                                               0
[NET-INCOME]                                                       20,501
[EPS-BASIC]                                                           0
[EPS-DILUTED]                                                           0
[RESERVE-OPEN]                                                          0
[PROVISION-CURRENT]                                                     0
[PROVISION-PRIOR]                                                       0
[PAYMENTS-CURRENT]                                                      0
[PAYMENTS-PRIOR]                                                        0
[RESERVE-CLOSE]                                                         0
[CUMULATIVE-DEFICIENCY]                                                 0