Form 10-Q
period 2000-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2000-11-14
CIK 351754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

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

As of November 1, 2000, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 33-33547, 33-43462, 33-46881, 333-22389 and 333-32632.

                   KEMPER INVESTORS LIFE INSURANCE COMPANY
                                 FORM 10-Q


PART I.   FINANCIAL STATEMENTS                                      PAGE NO.


    Consolidated Balance Sheets -
        September 30, 2000 and December 31, 1999...........................3

    Consolidated Statements of Operations -
        Nine months and three months ended September 30, 2000 and 1999.....4

    Consolidated Statements of Comprehensive Income (Loss)-
        Nine months and three months ended September 30, 2000 and 1999.....5

    Consolidated Statements of Cash Flows -
        Nine months ended September 30, 2000 and 1999......................6

    Notes to Consolidated Financial Statements.............................7

    Management's Discussion and Analysis
        Results of Operations.............................................10
        Investments.......................................................14
        Liquidity and Capital Resources...................................16


PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders..........17

    ITEM 6.  Exhibits and Reports on Form 8-K.............................17


    Signatures............................................................18

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
                                                 September 30   December 31
                                                     2000           1999
                                                 (unaudited)
                                                 ------------   -----------
ASSETS
Investments:
   Fixed maturities, available for sale, at fair
     value (amortized cost: September 30, 2000,
     $3,149,202; December 31, 1999, $3,397,188)  $ 3,052,306   $ 3,276,017
   Equity securities (cost: September 30, 2000,
     $65,473; December 31, 1999, $65,235)             62,263        61,592
   Short-term investments                             32,754        42,391
   Joint venture mortgage loans                       67,391        67,242
   Third-party mortgage loans                         63,683        63,875
   Other real estate-related investments              17,872        20,506
   Policy loans                                      257,017       261,788
   Other invested assets                              26,606        25,621
                                                  ----------     ---------
   Total investments                               3,579,892     3,819,032

Cash                                                  18,863        12,015
Accrued investment income                            132,136       127,219
Reinsurance recoverable                              273,150       309,696
Deferred insurance acquisition costs                 225,212       159,667
Goodwill                                             194,349       203,907
Value of business acquired                           103,793       119,160
Other intangibles                                      4,654           -
Deferred income taxes                                 95,742        93,502
Receivable on sales of securities                      7,101         3,500
Other assets and receivables                          46,031        29,950
Assets held in separate accounts                  11,292,398     9,778,068
                                                  ----------     ---------
   Total assets                                  $15,973,321   $14,655,716
                                                  ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits                           $ 3,490,119   $ 3,718,833
Other policyholder benefits and funds payable        465,906       457,328
Other accounts payable and liabilities                61,781        71,482
Liabilities related to separate accounts          11,292,398     9,778,068
                                                  ----------     ---------
   Total liabilities                              15,310,204    14,025,711
                                                  ----------    ----------

Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
   300,000 shares; issued and
     outstanding 250,000 shares                        2,500        2,500
Additional paid-in capital                           804,347      804,347
Accumulated other comprehensive loss                 (97,866)    (120,819)
Retained deficit                                     (45,864)     (56,023)
                                                  ----------    ---------
   Total stockholder's equity                        663,117      630,005
                                                  ----------    ---------
   Total liabilities and stockholder's equity   $ 15,973,321 $ 14,655,716
                                                  ==========   ==========

                                     3

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
                                       Nine Months Ended    Three Months Ended
                                          September 30         September 30
                                        ---------------      ----------------
                                        2000       1999       2000      1999
                                        ----       ----       ----      ----
REVENUE
Net investment income              $ 193,640  $ 196,943   $ 63,076  $ 65,742
Realized investment gains (losses)      (823)   (10,787)     1,458    (7,843)
Premium income                        15,898     15,868      5,635     4,990
Separate account fees and charges     55,538     49,374     16,073    12,668
Other income                          21,090      8,713      8,007     2,744
                                     -------    -------    -------   -------
   Total revenue                     285,343    260,111     94,249    78,301
                                     -------    -------    -------   -------

BENEFITS AND EXPENSES
Interest credited to policyholders   114,812    122,047     38,529    40,763
Claims incurred and other
 policyholder benefits                14,987     12,079      7,622     3,031
Taxes, licenses and fees              19,153     16,018      3,978     2,185
Commissions                           85,502     47,511     31,983    18,090
Operating expenses                    45,223     33,891     15,878    11,230
Deferral of insurance acquisition
 costs                               (81,532)   (52,595)   (29,785)  (19,495)
Amortization of insurance
 acquisition costs                    15,789      7,699      5,705     4,091
Amortization of value of business
 acquired                             12,426     12,189      3,677     3,920
Amortization of goodwill               9,558      9,558      3,186     3,186
Amortization of intangibles acquired     245        -          123       -
                                     -------    -------    -------   -------
   Total benefits and expenses       236,163    208,397     80,896    67,001
                                     -------    -------    -------    ------

Income before income tax expense      49,180     51,714     13,353    11,300


Income tax expense (benefit)
 Current                              20,162     38,613         40    (1,609)
 Deferred                             (1,141)   (17,063)     3,655     6,439
                                     -------    -------    -------   -------
   Total income tax expense           19,021     21,550      3,695     4,830
                                     -------    -------    -------   -------
Net income                          $ 30,159   $ 30,164    $ 9,658   $ 6,470
                                     =======    =======    =======   =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

                                       Nine Months Ended   Three Months Ended
                                          September 30        September 30
                                      -------------------  ------------------
                                        2000       1999      2000      1999
                                       -----      -----     -----     -----
Net income                          $ 30,159   $ 30,164   $ 9,658   $ 6,470
Other comprehensive income (loss),
 before tax:
  Unrealized holding gains (losses)
   on investments arising during
   period:
    Unrealized holding gains
     (losses) on investments          11,398   (140,670)   34,086   (26,576)
    Adjustment to value of business
     acquired                         (2,754)    16,683       771     3,730
    Adjustment to deferred
     insurance acquisition costs      (1,955)     8,915    (2,062)    2,207
                                     -------    -------   -------   -------
      Total unrealized holding gains
       (losses) on investments
       arising during period           6,689   (115,072)   32,795   (20,639)
                                     -------    -------   -------   -------
Less reclassification adjustments
 for items included in net income:
  Adjustment for (gains) losses
   included in realized investment
   gains (losses)                    (10,058)    13,039    (7,746)    5,072
  Adjustment for amortization of
   premium on fixed maturities
   included in net investment
   income                             (3,537)    (9,022)   (1,134)   (2,197)
  Adjustment for (gains) losses
   included in amortization of
   value of business acquired            187       (331)      160       267
  Adjustment for (gains) losses
   included in amortization of
   insurance acquisition costs        (1,756)       859       108       567
                                     -------    -------   -------   -------
      Total reclassification
       adjustments for items
       included in net income        (15,164)     4,545    (8,612)    3,709
                                     -------    -------   -------   -------

Other comprehensive income (loss),
 before related income tax expense
 (benefit)                            21,853   (119,617)   41,407   (24,348)

Related income tax expense
 (benefit)                            (1,100)   (12,702)     (546)    1,786
                                     -------    -------   -------   -------
Other comprehensive income (loss),
 net of tax                           22,953   (106,915)   41,953   (26,134)
                                     -------    -------   -------   -------
Comprehensive income (loss)         $ 53,112  $ (76,751) $ 51,611 $ (19,664)
                                     =======   =======    =======   =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                                   Nine Months Ended
                                                     September 30
                                                   -----------------
                                                    2000       1999
                                                   ------     ------
Cash flows from operating activities
 Net income                                       $30,159    $30,164
 Reconcilement of net income to net cash
  provided (used):
   Realized investment losses                         823     10,787
   Net change in trading account securities             -    (44,739)
   Interest credited and other charges            111,866    119,646
   Deferred insurance acquisition costs, net      (65,743)   (44,896)
   Amortization of value of business acquired      12,426     12,189
   Amortization of goodwill                         9,558      9,558
   Amortization of discount and premium on
    investments                                     3,841      9,510
   Amortization of other intangibles acquired         245          -
   Deferred income taxes                           (1,141)   (17,064)
   Net change in current Federal income taxes     (25,637)   (54,254)
   Benefits and premium taxes due related to
    separate account bank-owned life insurance     (1,880)    96,355
   Other, net                                       4,578      9,078
                                                  -------    -------
   Net cash flow from operating activities         79,095    136,334
                                                  -------    -------

Cash flows from investing activities
 Cash from investments sold or matured:
   Fixed maturities held to maturity              126,984    281,197
   Fixed maturities sold prior to maturity        441,960  1,014,262
   Equity securities                                1,271     11,377
   Mortgage loans, policy loans and other
    invested assets                                47,770     59,554
 Cost of investments purchased or loans
  originated:
   Fixed maturities                              (329,197)(1,233,431)
   Equity securities                               (1,264)    (8,703)
   Mortgage loans, policy loans and other
    invested assets                               (36,093)   (37,154)
   Investment in subsidiaries                      (4,899)         -
 Short-term investments, net                        9,637     25,432
 Net change in receivable and payable
  for securities transactions                      (3,601)     9,718
 Net change in other assets                        (3,060)         -
                                                  -------    -------
   Net cash from investing activities             249,508    122,252
                                                  -------    -------
Cash flows from financing activities
 Policyholder account balances:
   Deposits                                       373,659    270,261
   Withdrawals                                   (677,693)  (480,783)
 Dividends paid to parent                         (20,000)   (45,000)
 Other                                              2,279      2,425
                                                  -------    -------
   Net cash from financing activities            (321,755)  (253,097)
                                                  -------    -------
Net increase in cash                                6,848      5,489
Cash at the beginning of period                    12,015     13,486
                                                  -------    -------
Cash at the end of the period                     $18,863    $18,975
                                                  =======    =======

                                     7

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

3. KILICO, along with its affiliates Federal Kemper Life Assurance Company, Zurich Life Insurance Company of America, Zurich Direct, Incorporated, and Fidelity Life Association ("FLA"), a Mutual Legal Reserve Company under common management, operates under the trade name Zurich Kemper
    Life ("ZKL").  ZKL is segregated by Strategic Business Unit ("SBU").
    The SBU concept has each SBU concentrate on a specific customer market. The SBU is the focal point of ZKL because it is at the SBU level that ZKL can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of ZKL's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of generally accepted accounting principles. For purposes of this disclosure, ZKL excludes FLA, as it is owned by its policyholders.

    ZKL is segregated into the Life Brokerage, Financial Institutions ("Financial"), Retirement Solutions Group ("RSG")and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the ZKL level. ZKL's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity.

Summarized financial information for ZKL's SBUs are as follows:

As of and for the period ending September 30, 2000:
(in thousands)
                    Life
                  Brokerage    Financial         RSG      Direct        Total
                  ---------    ---------         ---      ------        -----
Total revenues     $258,228     $177,518    $117,428     $47,885     $601,059
                    =======      =======     =======      ======      =======
Net income          $26,403      $19,097      $8,399      $1,739      $55,638
                     ======       ======       =====       =====       ======
Total assets     $3,006,088  $11,677,390  $4,720,481    $222,184  $19,626,143
                  =========   ==========   =========     =======   ==========

                                                       Net
                                        Revenue    Income (Loss)       Assets
                                        -------    -------------       ------
Total revenue, net income and assets,
 respectively, of ZKL from above:      $601,059       $55,638     $19,626,143

Less:
 Revenue, net income & assets of FKLA   241,637        26,729       3,129,517
 Revenue, net income & assets of ZLICA   39,352         6,371         512,504
 Revenue, net (loss) & assets of
  Zurich Direct                          34,727        (7,621)         10,801
 Totals per KILICO's consolidated
  financial statements                 $285,343       $30,159     $15,973,321

As of and for the period ending September 30, 1999:
(in thousands)
                    Life
                  Brokerage    Financial         RSG      Direct        Total
                  ---------    ---------         ---      ------        -----
Total revenues     $264,940     $153,319    $100,180     $34,566     $553,005
                    =======      =======     =======      ======      =======
Net income (loss)   $26,751      $20,161      $7,743       $(644)     $54,011
                     ======       ======       =====        ====       ======
Total assets     $3,099,557   $9,376,982  $4,282,726     $85,176  $16,844,441
                  =========    =========   =========      ======   ==========

                                                       Net
                                        Revenue    Income (Loss)       Assets
                                        -------    -------------       ------
Total revenue, net income (loss)
 and assets, respectively, of ZKL
 from above:                           $553,005       $54,011     $16,844,441

Less:
 Revenue, net income & assets of FKLA   227,015        22,258       3,222,738
 Revenue, net income & assets of ZLICA   37,545         7,951         445,891
 Revenue, net (loss) & assets of
  Zurich Direct                          28,334        (6,362)          4,129
 Totals per KILICO's consolidated
  financial statements                 $260,111       $30,164     $13,171,683

                                     10

4. KILICO's financial statements as of September 30, 2000 include the second and third quarter 2000 results of the following companies purchased for $5.5 million on March 31, 2000:

     *  PMG Securities Corporation
     *  PMG Asset Management, Inc.
     *  PMG Life Agency, Inc., and
     *  PMG Marketing, Inc., (collectively "PMG")

    These companies were primarily purchased for their specialization in the target market of the RSG SBU.


5. On July 17, 2000, KILICO transferred $63.3 million in fixed maturities and cash to fund the operations of its newly formed subsidiary, Zurich Kemper Life Insurance Company of New York. Business is expected to commence in the fourth quarter of 2000 or first quarter of 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   Kemper Investors Life Insurance Company and subsidiaries ("we", "our" or "KILICO") recorded net income of $30.2 million in the first nine months of both 2000 and 1999.

   The following table reflects the components of net income:

   Net income:
   (in millions)
                                                    Nine months ended
                                                       September 30
                                                   ------------------
                                                     2000      1999
                                                     ----      ----
   Operating earnings before amortization of
      goodwill and other intangibles               $ 40.5     $46.8
   Amortization of goodwill and other intangibles    (9.8)     (9.6)
   Net realized capital losses                        (.5)     (7.0)
                                                     ----      ----
    Net income                                     $ 30.2     $30.2
                                                     ====      ====

   The following table reflects the major components of net realized capital gains and losses included in net income.

   Net realized capital gains (losses)
    (in millions)
                                   Nine months ended     Three months ended
                                      September 30          September 30
                                   -----------------    -------------------

                                   2000        1999      2000         1999
                                   ----        ----      ----         ----
   Fixed maturities               $(4.7)      $(9.4)     $(.7)       $(6.7)
   Real estate-related              1.7         3.4        .1            -
   Equity securities                 .2         1.0        .1           .1
   Trading account securities-
     realized gains                   -          .3         -           .1
   Trading account securities-
     holding losses                   -        (7.1)        -         (1.4)
   Other                            2.0         1.0       2.0            -
                                  -----       -----     -----        -----
   Realized investment gains
    (losses)                        (.8)      (10.8)      1.5         (7.9)
   Income tax expense (benefit)     (.3)       (3.8)       .5         (2.8)
                                  -----       -----     -----        -----
   Net realized capital gains
     (losses)                      $(.5)      $(7.0)    $ 1.0        $(5.1)
                                  =====       =====     =====        =====

   Operating earnings before amortization of goodwill decreased to $40.5 million in the first nine months of 2000, compared with $46.8 million in the first nine months of 1999. This decrease was primarily due to:

   * an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs
   *  an increase in the amortization of insurance acquisition costs
   *  an increase in taxes, licenses and fees, and
   *  an increase in claims incurred and other benefits, offset by
   *  an increase in other income
   *  an increase in separate account fees, and
   * an increase in spread revenue (net investment income less interest credited to policyholders)

The following table reflects our sales:

Sales
(in millions)
                                    Nine Months Ended     Three Months Ended
                                       September 30          September 30
                                   ------------------     ------------------
                                     2000      1999         2000      1999
                                    ------    ------       ------    ------
Annuities:
  General account                   $371.3   $ 270.6      $ 138.1   $ 112.0
  Separate account                   609.2     323.2        209.5     108.1
                                     -----     -----        -----     -----
   Total annuities                   980.5     593.8        347.6     220.1
                                     -----     -----        -----     -----
Life insurance:
  Separate account bank-owned life
   insurance ("BOLI")                771.4     780.7        141.1      84.6
  Separate account variable
   universal life insurance           27.8      20.0         17.0       4.8
  Term life                           15.6      15.8          5.3       5.3
  Interest-sensitive life               .7        .8           .4       (.1)
                                     -----     -----        -----     -----
   Total life                        815.5     817.3        163.8      94.6
                                     -----     -----        -----     -----
Total sales                      $ 1,796.0 $ 1,411.1      $ 511.4  $  314.7
                                     =====     =====        =====     =====


  Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. General account fixed annuity sales increased $100.7 million in the first nine months of 2000, compared with the first nine months of 1999. Separate account variable annuity sales increased $286.0 million in the first nine months of 2000, compared with the first nine months of 1999. The increase in general account and separate account sales was primarily due to continued strong sales of our variable annuity product introduced in the second half of 1998 that offers both a variable option and a fixed option, including dollar cost averaging.

  Sales of variable annuities increase administrative fees earned and pose minimal investment risk, to the extent that policyholders allocate net premium to one or more subaccounts that invest in underlying investment funds that invest in stocks and bonds.

  The slight decrease in BOLI sales in 2000 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

  Spread revenue increased in the first nine months of 2000, compared with the same period in 1999, due to a smaller decrease in investment income than in interest credited to policyholders. The decrease in investment income was primarily due to a decrease in cash and invested assets from the 1999 levels, reflecting the surrender and withdrawal activity of 1999 and 2000 and the dividends paid to Kemper Corporation in 2000 and 1999. Also contributing to this decrease in cash and invested assets are the ongoing exchanges from the fixed to the variable option of in-force annuity policies, primarily reflecting the dollar cost averaging option mentioned above. Somewhat mitigating these factors was the reinvestment of 1999 and 2000 sales proceeds, maturities and prepayments at higher yields due to funds being directed to higher yielding securities, and the overall increasing interest rate environment during 1999 and the first half of 2000.

  The decrease in interest credited was primarily due to a decrease in policyholder liabilities due to surrender, withdrawal and exchange activity in 1999 and 2000 and an overall decrease in crediting rates in 1999 and 2000.

  Separate account fees and charges consist of the following as of September 30, 2000 and 1999:

   (in millions)
                                      Nine Months Ended    Three Months Ended
                                         September 30         September 30
                                      -----------------    -----------------
                                        2000     1999        2000     1999
                                      ------   ------       -----   ------
  Separate account fees on non-BOLI
    variable life and annuities       $ 47.6    $34.4       $16.5    $12.2
  BOLI cost of insurance charges
    and fees - direct                  123.9    125.6        38.2     38.8
  BOLI cost of insurance charges-
    ceded<F1>                         (131.3)  (123.3)     ( 41.0)   (39.6)
  BOLI premium tax expense
    loads<F2><F3>                       15.3     12.7         2.4      1.3
                                      ------   ------      ------    -----
      Total                           $ 55.5    $49.4       $16.1    $12.7
                                      ======   ======      ======   ======
  -------------------

  <F1>  Includes $11.2 million and $.7 million of cost of insurance charges ceded related to appreciation of the BOLI funds withheld account during 2000 and 1999, respectively.
  <F2>  There is a corresponding offset in taxes, licenses and fees.
  <F3>  No commissions were paid on BOLI.

  Separate account fees on non-BOLI variable life and annuities increased during the first nine months of 2000, compared with 1999, primarily due to new sales during 1999 and 2000. Also contributing to this increase was an increase in the market value of separate account assets during 1999, as the fees are primarily asset based.

  BOLI cost of insurance charges and fees decreased $9.7 million in the first nine months of 2000, compared with 1999, primarily reflecting an increase in the cost of insurance charges ceded on the mortality-rated BOLI contracts related to appreciation of the BOLI funds withheld account. This variance was more than offset by an increase in investment income earned on the invested assets supporting the funds withheld account during 2000, compared with 1999 and the trading account securities holding-losses incurred during 1999.

  Other income increased $12.4 million in the first nine months of 2000, compared with the same period in 1999. The increase was primarily due to an increase in commission revenue from broker-dealer operations of approximately $14.3 million during the first nine months of 2000, compared with the first nine months of 1999. This increase was mainly attributable to the inclusion of PMG's operating results effective April 1, 2000. The increase in broker-dealer commission revenue was somewhat offset by an increase in broker-dealer commission expense.

  Policyholder surrenders, withdrawals and death benefits were as follows:
  (in millions)
                                     Nine Months Ended    Three Months Ended
                                        September 30         September 30
                                     -----------------     -----------------
                                       2000     1999         2000     1999
                                      -----    -----        -----    -----
  General account                   $ 452.4  $ 415.4      $ 149.8  $ 145.3
  Separate account                    308.9    301.3         96.7     78.8
                                      -----    -----        -----    -----
  Total                             $ 761.3  $ 716.7      $ 246.5  $ 224.1
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

  General account surrenders, withdrawals and death benefits increased $37.0 million in the first nine months of 2000, compared with the first nine months of 1999, reflecting an increase in death benefits as well as an increase in overall surrenders and withdrawals as investors seek potentially higher returns from alternative investments.

  Separate account surrenders, withdrawals and death benefits increased $7.6 million in the first nine months of 2000, compared with the first nine months of 1999. Excluding a partial withdrawal of $39.8 million on a BOLI contract in the first nine months of 1999, separate account surrenders, withdrawals and death benefits increased $47.4 million in the first nine months of 2000, compared with the same period in 1999. The increase is primarily due to investors' desires to seek potentially higher returns from alternative investments.

  Claims and other policyholder benefits increased $2.9 million for the first nine months of 2000, compared with the same period in 1999, primarily due to more favorable mortality experience in 1999.

  Taxes, licenses and fees increased during the first nine months of 2000, compared with 1999, primarily reflecting premium taxes on BOLI. We received a corresponding expense load related to these premium taxes in separate account fees and other charges during the first nine months of 1999 and 2000.

  Commissions expense and the deferral of insurance acquisition costs increased in the first nine months of 2000, compared with the first nine months of 1999, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $12.4 million in the first nine months of 2000, compared with the same period in 1999, primarily due to the inclusion of PMG's operating results, as mentioned earlier.

  Amortization of insurance acquisition costs increased $8.1 million in the first nine months of 2000, compared with the first nine months of 1999, primarily due to the increasing level of the deferred insurance acquisition cost asset.

  Operating expenses increased $11.3 million in the first nine months of 2000, compared with the same period in 1999. This increase was primarily due to an increase in salaries and related benefits, and data processing expenses in the continued development of infrastructure to support various new business initiatives. Also contributing to the increase is the inclusion of PMG's operating expenses of approximately $1.3 million.

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

Invested assets and cash
(in millions)
                                     September 30, 2000    December 31, 1999
                                     ------------------    -----------------
Cash and short-term investments        $   52     1.4%       $   54    1.4%
Fixed maturities:
   Investment grade:
     NAIC <F1> Class 1                  2,016    56.0         2,164   56.5
     NAIC <F1> Class 2                    912    25.3           994   25.9
   Below investment grade:
     Performing                           124     3.4           118    3.1
Equity securities                          62     1.7            62    1.6
Joint venture mortgage loans               67     1.9            67    1.8
Third-party mortgage loans                 64     1.8            64    1.7
Other real estate-related investments      18     0.5            21    0.5
Policy loans                              257     7.1           262    6.8
Other                                      27     0.9            25    0.7
                                        -----   -----         -----  -----
       Total                           $3,599   100.0%       $3,831  100.0%
                                        =====   =====         =====  =====
  __________________________________________________________

  <F1>  National Association of Insurance Commissioners ("NAIC").
        --  Class 1 = A- and above
        --  Class 2 = BBB- through BBB+

Fixed maturities

The fixed maturity investment portfolio, which is considered available for sale, is carried at estimated fair value, with the aggregate unrealized appreciation or depreciation being recorded as a component of accumulated other comprehensive income (loss), net of any applicable income taxes. The aggregate unrealized depreciation on fixed maturities at September 30, 2000 was $96.9 million, compared with $121.2 million at December 31, 1999. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 2000, investment-grade fixed maturities and cash and short-term investments accounted for 82.7 percent of invested assets and cash, compared with 83.8 percent at December 31, 1999.

At September 30, 2000, approximately 18.0 percent of investment-grade fixed maturities were mortgage-backed securities, down from 20.0 percent at December 31, 1999, due to sales and paydowns during 2000. We plan to continue to reduce our holdings of such investments over time.

Approximately 15.9 percent of the investment-grade fixed maturities at September 30, 2000 consisted of corporate asset-backed securities, compared with 16.8 percent at December 31, 1999. The majority of investments in asset backed securities were backed by home equity loans, commercial mortgage-backed securities and collateralized loan and bond obligations.

Real estate-related investments

The $148.9 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.2 percent of cash and invested assets at September 30, 2000, compared with $151.6 million, or 4.0 percent, at December 31, 1999.


Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $55.6 million (net of reserves) at September 30, 2000. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. This project is currently in the final stages of a permit process with various Federal and California State agencies that will impact the long-term economic viability of the project. Loans to the MLP were placed on nonaccrual status effective January 1, 1999 to ensure that book value of the MLP did not increase over net realizable value.

Troubled real estate-related investments are made up of loans on nonaccrual status, before reserves and writedowns, totaling $94.6 million and $98.3 million at September 30, 2000 and December 31, 1999, respectively. We do not accrue interest on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $72.6 million and $76.3 million at September 30, 2000 and December 31, 1999, respectively.


Net investment income

Pre-tax net investment income totaled $193.6 million in the first nine months of 2000, compared with $196.9 million in the first nine months of 1999. Included in pre-tax net investment income is our share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans by us that are on nonaccrual status.

Total foregone investment income before tax on nonaccrual real estate-related investments was estimated at $7.0 million as of September 30, 2000 and $7.5 million for the same period in 1999.

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

Interest rates

Interest rates rose slightly in the first half of 2000 before declining in the third quarter. Declining interest rates contributed to a marginal decrease in unrealized fixed maturity investment losses. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

             Gale K. Caruso
             William H. Bolinder
             David A. Bowers
             Eliane C. Frye
             Gunther Gose
             James E. Hohmann

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)   EXHIBIT INDEX.

                  Exhibit No.
                  -----------
                  27 Financial Data Schedule

           (b)   REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the three months ended September 30, 2000.

                   Kemper Investors Life Insurance Company
                                 FORM 10-Q
               For the fiscal period ended September 30, 2000
                --------------------------------------------

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Kemper Investors Life Insurance Company
                               (Registrant)


   Date:  November 13, 2000          By:  /s/GALE K. CARUSO
                                          ---------------------------------
                                          Gale K. Caruso
                                          President, Chief Executive Officer
                                          and Director

   Date:  November 13, 2000          By:  /s/FREDERICK L. BLACKMON
                                          ---------------------------------
                                          Frederick L. Blackmon
                                          Executive Vice President and
                                          Chief Financial Officer

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE THIRD QUARTER FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]   1,000

[PERIOD-TYPE]  9-MOS.
[FISCAL-YEAR-END]                                              DEC-31-2000
[PERIOD-START]                                                 JAN-01-2000
[PERIOD-END]                                                   SEP-30-2000
[DEBT-HELD-FOR-SALE]                                             3,052,306
[DEBT-CARRYING-VALUE]                                            3,052,306
[DEBT-MARKET-VALUE]                                              3,052,306
[EQUITIES]                                                          62,263
<MORTGAGES>                                                        131,074
[REAL-ESTATE]                                                       17,872
[TOTAL-INVEST]                                                   3,579,892
[CASH]                                                              18,863
[RECOVER-REINSURE]                                                 273,150
[DEFERRED-ACQUISITION]                                             225,212
[TOTAL-ASSETS]                                                  15,973,321
[POLICY-LOSSES]                                                  3,490,119
[UNEARNED-PREMIUMS]                                                      0
[POLICY-OTHER]                                                           0
[POLICY-HOLDER-FUNDS]                                              465,906
[NOTES-PAYABLE]                                                          0
[COMMON]                                                             2,500
[PREFERRED-MANDATORY]                                                    0
[PREFERRED]                                                              0
[OTHER-SE]                                                         660,617
[TOTAL-LIABILITY-AND-EQUITY]                                    15,973,321
[PREMIUMS]                                                          15,898
[INVESTMENT-INCOME]                                                193,640
[INVESTMENT-GAINS]                                                    (823)
[OTHER-INCOME]                                                      76,628
[BENEFITS]                                                         129,799
[UNDERWRITING-AMORTIZATION]                                         15,789
[UNDERWRITING-OTHER]                                                     0
[INCOME-PRETAX]                                                     49,180
[INCOME-TAX]                                                        19,021
[INCOME-CONTINUING]                                                 30,159
<DISCOUNTED>                                                             0
[EXTRAORDINARY]                                                          0
[CHANGES]                                                                0
[NET-INCOME]                                                        30,159
[EPS-BASIC]                                                            0
[EPS-DILUTED]                                                            0
[RESERVE-OPEN]                                                           0
[PROVISION-CURRENT]                                                      0
[PROVISION-PRIOR]                                                        0
[PAYMENTS-CURRENT]                                                       0
[PAYMENTS-PRIOR]                                                         0
[RESERVE-CLOSE]                                                          0
[CUMULATIVE-DEFICIENCY]                                                  0