Form 10-K
period 2000-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2001-03-28
CIK 351754

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000.

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to .

                      Commission file number 333-02491*.

                    KEMPER INVESTORS LIFE INSURANCE COMPANY
              (Exact name of registrant as specified in charter)

               ILLINOIS                              36-3050975
       (State of Incorporation)            (I.R.S. Employer Identification
                                                       Number)

            1 KEMPER DRIVE                              60049
         LONG GROVE, ILLINOIS                        (Zip Code)
    (Address of Principal Executive
               Offices)

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

   As of March 1, 2001, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

  * Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 333-22389 and 333-32632.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Corporate structure

   Kemper Investors Life Insurance Company, founded in 1947, is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states except New York. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Group Holding ("ZGH" or "Zurich"), a Swiss holding company, formerly known as Zurich Financial Services. ZGH is wholly-owned by Zurich Financial Services ("ZFS"), a new Swiss holding company. ZFS was formerly Zurich Allied AG, which was merged with Allied Zurich p.l.c. in October 2000.

Strategic initiatives

   Our management, operations and strategic directions are integrated with those of several other Kemper subsidiaries:

  . Federal Kemper Life Assurance Company ("FKLA")

  . Zurich Life Insurance Company of America ("ZLICA"), and

  . Zurich Direct, Inc. ("ZD")

   This integration streamlines management, controls costs, improves profitability, increases operating efficiencies and productivity, and helps to expand the companies' distribution capabilities. Headquartered in Long Grove, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products, including non-surrenderable funding agreements, primarily through brokerage general agents and other independent distributors. ZLICA primarily markets term life insurance products primarily through ZD. ZD is an affiliated direct marketing life insurance agency currently marketing basic, low-cost term life insurance through various marketing media.

   Over the last several years, we have increased the competitiveness of our variable annuity products by adding multiple variable subaccount investment options and investment managers to existing variable annuity products. In 1997, we introduced a non-registered individual and group variable bank-owned life insurance contract ("BOLI") and a series of individual variable life insurance contracts. In 1998, we introduced a new registered individual variable annuity product with 37 variable subaccount investment options and various investment managers.

   In 2000, several new products were introduced. We introduced a registered individual and group variable annuity, a registered flexible premium variable universal life product, and an individual and group fixed annuity.

   In 2000, as part of our plan to sharpen our focus on the group retirement market, we purchased PMG Securities Corporation, PMG Asset Management, Inc., PMG Marketing, Inc., and PMG Life Agency, Inc. (collectively "PMG"), for $5.5 million. PMG is a well-respected broker-dealer in the eastern part of the country. We own 100% of the stock of PMG.

   Also in 2000, we transferred $63.3 million in fixed maturities and cash to fund the operations of our newly formed subsidiary, Zurich Kemper Life Insurance Company of New York ("ZKLICONY"). ZKLICONY received its insurance license from the state of New York in January 2001 and expects to begin writing business in the second quarter of 2001.

Narrative description of business

   We offer both individual fixed-rate (general account) and individual and group variable (separate account) annuity contracts, as well as individual and group term life, universal life and individual and group variable (separate account) life insurance products through various distribution channels. We offer investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for our products. Our sales mainly consist of deposits received on certain long duration fixed and variable annuities and variable life insurance contracts.

   Our fixed and variable annuities generally have surrender charges that are a specified percentage of policy values and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

   Over the last several years, in part reflecting the current interest rate environment, we have increased our emphasis on marketing our existing and new separate account products. Unlike the fixed-rate annuity business where we manage spread revenue, such variable products pose minimal investment risk for us, as policyholders direct their premium to one or more subaccounts that invest in underlying investment funds that invest in stocks and bonds. We, in turn, receive administrative fee revenue on such variable products, which compensates us for providing death benefits potentially in excess of cash surrender values. In addition, on variable life insurance contracts, cost of insurance charges compensate us for providing death benefit coverage substantially in excess of surrender values.

   As a result of this strategy, our separate account assets and related sales of our variable annuity products have increased over the last couple of years. Our separate account assets and sales were as follows (in millions):

                                                           December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------- -------- --------
      Separate account assets...................... $11,179.6 $9,778.1 $7,099.2
                                                    ========= ======== ========

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------- -------- --------
      Variable annuity sales (1)................... $ 1,160.5 $  758.6 $  393.1
      Variable life sales..........................     856.1  1,661.1  1,523.0
                                                    --------- -------- --------
      Total separate account sales................. $ 2,016.6 $2,419.7 $1,916.1
                                                    ========= ======== ========

--------
(1) Includes the fixed account option of the variable contracts totaling $339.6 million, $289.7 million and $92.7 million in 2000, 1999 and 1998, respectively. The fixed account option is primarily used for dollar cost averaging into the separate account investment options. This allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time in order to reduce the effects of significant market fluctuations.

   In 2000, several new products were introduced. Zurich Preferred, a registered individual and group variable and market value adjusted deferred annuity, offers investors 27 different variable subaccount investment options with various investment managers. Zurich Kemper Lifeinvestor, a registered flexible premium variable universal life product, permits policyholders to allocate premiums among 31 different subaccount investment options with various investment managers. We also introduced a new individual and group fixed annuity, Zurich Classic.

   During mid-1998, we introduced DESTINATIONSSM, a registered individual and group variable, fixed and market value adjusted deferred annuity product. DESTINATIONSSM currently offers 37 variable subaccount investment options with various investment managers, ten guarantee periods, a fixed account option, dollar cost averaging and a guaranteed retirement income benefit option.

   During mid-1997, we introduced variable BOLI, a group variable life insurance contract that is primarily marketed to banks and other large corporate entities. Also in 1997, we issued a series of non-registered variable individual universal life insurance contracts that are marketed primarily to high net worth individuals. Significant fluctuations in our sales of the variable life products are due mainly to the nature of the BOLI product--high dollar volume per sale, low frequency of sales--and any potential changes to BOLI's tax advantaged status as proposed in the release of the Federal government's fiscal budgets.

   Investors Brokerage Services, Inc., ("IBS"), our wholly-owned subsidiary, and our affiliated broker-dealer, BFP Securities, L.L.C., are the principal underwriters of our registered variable annuity and variable life products. BFP Securities, L.L.C., is also the primary distributor of our BOLI and high net worth products.

   Current crediting rates, a conservative investment strategy, the interest rate environment and the equity markets have impacted our fixed annuity sales over the last several years. Our fixed annuity sales were as follows (in millions):

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                               2000  1999  1998
                                                              ------ ----- -----
      Fixed annuity sales.................................... $168.6 $96.3 $89.3
                                                              ====== ===== =====

   KILICO's fixed annuity sales increased $72.3 million in 2000, compared with 1999. This increase is primarily a result of investors seeking a more stable return on their investments during a time of market volatility.

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

   Based on statutory financial data as of December 31, 2000, we had three ratios outside the usual ranges; the change in premium ratio, the change in product mix ratio and the change in reserving ratio. The results for the change in the premium ratio and the change in the product mix ratio reflect the following items:

  . Recapture of term life insurance business assumed from FKLA (discussed below in Reserves and reinsurance)

  . Assumption of $100.0 million of funding agreement business from FKLA
    (discussed below in Reserves and reinsurance)

  . Increased sales of the DESTINATIONSSM product, and

  . Decreased BOLI sales

   The result for the change in the reserving ratio is primarily caused by the recapture of the term business assumed from FKLA and the increase in individual variable universal life renewal premiums in 2000, compared to 1999. Other than certain states requesting quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to our IRIS ratios for 2000 or earlier years.

Risk-based capital, asset adequacy and codification

   Under Illinois' asset adequacy and risk-based capital rules, state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The asset adequacy rules are designed to assure that assets supporting reserves are adequate to cover liabilities under a variety of economic scenarios. The focus of risk-based capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. We have capital levels substantially exceeding any that would mandate action under the risk-based capital rules and are in compliance with applicable asset adequacy rules.

   In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Illinois Insurance Department has adopted the Codification guidance, effective January 1, 2001. Our statutory surplus will be positively impacted upon adoption as a result of the net effect of recording a deferred tax asset, of non-admitting non-operating system software and of non-admitting net affiliated receivables and other changes caused by the Codification.

Reserves and reinsurance

   The following table provides a breakdown of our reserves for future policy benefits by product type (in millions):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
      General account annuities.......................    $2,635       $2,729
      Interest-sensitive life insurance and other.....       643          671
      Term life reserves..............................       --             9
      Ceded future policy benefits....................       310          310
                                                          ------       ------
          Total.......................................    $3,588       $3,719
                                                          ======       ======

   Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions where we insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with an affiliate, Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"). FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA issues policies not issued by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 2000 and 1999, our reinsurance reserve credit from FLA relating to these coinsurance transactions totaled approximately $262.1 million and $309.7 million, respectively. Utilizing FKLA's employees, we are the servicing company for this coinsured business and we are reimbursed by FLA for the related servicing expenses.

   In 1996, we assumed, on a yearly renewable term basis, approximately $14.4 billion (face amount) of term life insurance from FKLA. Effective September 30, 2000, this reinsurance agreement with FKLA was terminated. Upon termination, we returned $7.7 million of premiums to FKLA, representing consideration for the recaptured reserves. Due to the difference in the generally accepted accounting principles basis and the statutory accounting basis of the reserves related to this recaptured business, we recorded a deemed dividend distribution to Kemper of $16.3 million. (See the note captioned "Reinsurance" in the Notes to Consolidated Financial Statements.)

   In the fourth quarter of 2000, we assumed from FKLA $100.0 million in premium deposits related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts ("GICs"). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to trusts established by a securities firm. The securities firm sold interests in these trusts to institutional investors. This Funding Agreement had a variable rate of interest, is an obligation of our general account and is recorded as future policy benefits. (See the note captioned "Reinsurance" in the Notes to Consolidated Financial Statements.)

   We are party to a funds withheld reinsurance agreement with a Zurich affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the original terms of this agreement, we ceded, on a yearly renewable term basis, 90 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI, which is held in our separate accounts. As consideration for this reinsurance coverage, we cede separate account fees (cost of insurance charges) to ZICBB and retain a portion of such funds under the terms of the reinsurance agreement in a funds withheld account, which is included as a component of benefits and funds payable in the accompanying consolidated balance sheets. During 1998, we modified the reinsurance agreement to increase the reinsurance from 90 percent to 100 percent.

   The following table contains amounts related to the BOLI funds withheld reinsurance agreement (in millions):

Bank Owned Life Insurance (BOLI)
(in millions)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
      Face amount in force....................... $ 85,358  $ 82,021  $ 66,186
                                                  ========  ========  ========
      Net amount at risk ceded................... $(78,169) $(75,979) $(62,160)
                                                  ========  ========  ========
      Cost of insurance charges ceded............ $  173.8  $  166.4  $  175.5
                                                  ========  ========  ========
      Funds withheld account..................... $  228.8  $  263.4  $  170.9
                                                  ========  ========  ========

   We have a funds withheld account ("FWA") supporting reserve credits on reinsurance ceded on the BOLI product. Amendments to the reinsurance contracts during 1998 changed the methodology used to determine increases to the FWA. A substantial portion of the FWA was marked-to-market based predominantly upon the total return of the Government Bond Division of the KILICO Variable Series I Separate Account. During 1998, we recorded a $2.5 million increase to the FWA related to this mark-to-market. In November 1998, to properly match revenue and expenses, we had also placed assets supporting the FWA in a segmented portion of the General Account. This portfolio was classified as "trading" under Statement of Financial Accounting Standards No. 115 ("FAS 115") at December 31, 1998 and through November 30, 1999. FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. During 1998, we recorded a realized capital gain of $2.8 million upon transfer of these assets from "available for sale" to the trading portfolio as required by FAS 115. In addition, we recorded realized capital losses of $7.3 million and $0.2 million related to the changes in fair value of this portfolio during 1999 and 1998, respectively.

   Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, we no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as "trading". As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through our operating results.

Competition

   We are in a highly competitive business. We compete with a large number of other stock and mutual life insurance companies, many of which are larger financially, although none is truly dominant in the industry. KILICO, with its emphasis on annuity products, also competes for savings dollars with securities brokerage and investment advisory firms as well as other institutions that manage assets, produce financial products or market other types of investment products.

   Our principal methods of competition continue to be innovative products, often designed for selected distribution channels and economic conditions, as well as appropriate product pricing, careful underwriting, expense control and the quality of services provided to policyholders and agents.

   To address our competition, we have adopted certain business strategies. These include:

  . customer segmentation and focus

  . continued focus on existing and new variable and fixed annuities and variable life insurance products

  . distribution through diversified channels

  . systematic review of investment risk and our capital position, and

  . ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology

Rankings and ratings

   According to Best's Insurance Reports, 2000, as of December 31, 1999, we ranked 56th of 1,481 life insurers by admitted assets; 57th of 1,146 by insurance in force; and 57th of 1,382 by net premiums written.

   In 1999, we received rating upgrades from both A.M. Best and Standard & Poor's, primarily due to the perceived long-term strategic benefit of the merger and the increased financial strength of Zurich and Zurich Kemper Life (discussed below). Our current ratings and their current status are as follows:

                                                                        Current
                                                       Current Rating    Status
                                                      ----------------  --------
      A.M. Best Company.............................. A+ (Superior)     Affirmed
      Moody's Investors Service...................... Aa3 (Excellent)   Affirmed
      Standard & Poor's.............................. AA+ (Very Strong) Affirmed

Employees

   At December 31, 2000, we used the services of approximately 1,152 employees of FKLA, which are also shared with FLA and ZLICA. KILICO, FKLA, FLA and ZLICA collectively operate under the trade name Zurich Kemper Life.

Regulation

   We are generally subject to regulation and supervision by the insurance departments of Illinois and other jurisdictions where we are licensed to do business. These departments enforce laws and regulations designed to assure that insurance companies maintain adequate capital and surplus, manage investments according to prescribed character, standards and limitations and comply with a variety of operational standards. The departments also make periodic examinations of individual companies and review annual and other reports on the financial condition of each company operating within their respective jurisdictions. Regulations, which often vary from state to state, cover most aspects of the life insurance business, including market practices, policy forms and accounting and financial reporting procedures.

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

   In addition, certain of our variable life insurance and variable annuity products, and the related separate accounts, are subject to regulation by the Securities and Exchange Commission (the "SEC").

   We believe we are in compliance in all material respects with all applicable regulations. For information on regulatory and other dividend restrictions, see ITEM 5(c).

Investments

   A changing marketplace has affected the life insurance industry. To accommodate customers' increased preference for safety over higher yields, we have systematically reduced our investment risk and strengthened our capital position.

   Our cash flow is carefully monitored and our investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For investment securities, portfolio management is handled by an affiliated company, Zurich Scudder Investments, Inc. ("ZSI"), formerly Scudder Kemper Investments, Inc., and its subsidiaries and affiliates. Our real estate-related investments are handled by a majority-owned Kemper real estate subsidiary. Investment policy is directed by our board of directors. Our investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities.

Forward-looking statements

   All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the SEC, press releases, presentations by KILICO or its management or oral statements) about markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, among other things:

     (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to sell its products, the market value of our investments and the lapse rate and profitability of our contracts

     (ii) our ability to achieve anticipated levels of operational efficiencies through certain cost-saving initiatives

     (iii) customer response to new products, distribution channels and marketing initiatives

     (iv) mortality, morbidity, and other factors which may affect the profitability of our insurance products

     (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products

     (vi) increasing competition which could affect the sale of our products

     (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulations of the sale and underwriting and pricing of insurance products, and

     (viii) the risk factors or uncertainties listed from time to time in our other filings with the SEC

Item 2. Properties

   We share 91,279 sq. ft. of office space leased by FKLA from Lumbermens Mutual Casualty Company, a former affiliate, ("Lumbermens"), located in Long Grove, Illinois. We also share 98,066 sq. ft. of office space leased by FKLA and ZLICA from Zurich American Insurance Company, an affiliate, located in Schaumburg, Illinois.

Item 3. Legal Proceedings

   We have been named as defendant in certain lawsuits incidental to our insurance business. Based upon the advice of legal counsel, our management believes that the resolution of these various lawsuits will not result in any material adverse effect on our consolidated financial position.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) There is no established public trading market for KILICO's common stock.

(b) Kemper owns all of the common stock of KILICO as of the date of this filing.

(c) Cash dividends of $40.0 million and $55.0 million were declared and paid to Kemper on October 31, 1998 and December 30, 1998, respectively. Cash dividends of $20.0 million, $25.0 million and $70.0 million were declared and paid to Kemper on June 29, 1999, September 29, 1999 and December 29, 1999, respectively. A cash dividend of $20.0 million was declared and paid to Kemper on June 29, 2000. No additional dividends have been declared or paid through the date of filing this Form 10-K. During 2000, we also reported a deemed dividend distribution of $16.3 million to Kemper.

Restrictions on dividends

   Dividend distributions from us to our stockholder are restricted by state insurance laws. In Illinois, where we are domiciled, if such dividend, together with other distributions during the 12 preceding months would exceed the greater of (a) ten percent of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. During 2000, we paid a dividend to Kemper in the amount of $20.0 million, which was approved by the Illinois Department of Insurance. The maximum amount of dividends which can be paid by us without prior approval in 2001 is $20.0 million.

Item 6. Selected Financial Data

   The following table sets forth selected financial information for KILICO for the five years ended December 31, 2000. Such information should be read in conjunction with our consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                         December 31, December 31, December 31, December 31, December 31,
                             2000         1999         1998         1997         1996
                         ------------ ------------ ------------ ------------ ------------
Total revenue...........  $   360.9    $   363.4    $   419.7    $   425.5     $  356.2
                          =========    =========    =========    =========     ========
Net income excluding
 realized investment
 results................  $    53.7    $    51.1    $    31.4    $    31.9     $   25.6
                          =========    =========    =========    =========     ========
Net income..............  $    48.3    $    44.9    $    65.1    $    38.7     $   34.4
                          =========    =========    =========    =========     ========
Financial summary
Total separate account
 assets.................  $11,179.6    $ 9,778.1    $ 7,099.2    $ 5,122.0     $2,127.2
                          =========    =========    =========    =========     ========
Total assets............  $16,006.6    $14,655.7    $12,239.7    $10,589.7     $7,717.9
                          =========    =========    =========    =========     ========
Future policy benefits,
 net of reinsurance.....  $ 3,278.0    $ 3,409.1    $ 3,561.6    $ 3,856.9     $4,256.5
                          =========    =========    =========    =========     ========
Stockholder's equity....  $   730.1    $   630.0    $   853.9    $   865.6     $  751.0
                          =========    =========    =========    =========     ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

   We recorded net income of $48.3 million in 2000, compared with net income of $44.9 million in 1999 and $65.1 million in 1998. The increase in net income in 2000, compared with 1999, was due to an increase in operating earnings before amortization of goodwill and a decrease in net realized investment losses.

   The following table reflects the components of net income:

Net income
(in millions)

                                                    Year Ended December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
      Operating earnings before amortization of
       goodwill and other intangibles.............. $  66.8  $  63.8  $  44.1
      Amortization of goodwill and other
       intangibles.................................   (13.1)   (12.7)   (12.7)
      Net realized investment gains (losses).......    (5.4)    (6.2)    33.7
                                                    -------  -------  -------
          Net income............................... $  48.3  $  44.9  $  65.1
                                                    =======  =======  =======

Net realized investment results, after tax
(in millions)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
      Real estate-related gains...................... $   1.1  $   2.7  $  26.9
      Fixed maturities and write-downs...............    (7.9)    (6.3)     1.4
      Trading account securities.....................     --      (4.7)     1.7
      Other gains, net...............................     1.4      2.1      3.7
                                                      -------  -------  -------
          Total...................................... $  (5.4) $  (6.2) $  33.7
                                                      =======  =======  =======

   Net realized investment losses on fixed maturities in 2000 were primarily related to other-than-temporary declines in value of certain securities due to credit-related concerns about a small number of issuers. Net realized investment losses on fixed maturities in 1999 were primarily the result of rising interest rates throughout the year, leading to lower market values in fixed maturity investments. Net realized investment gains on fixed maturities in 1998 were offset by other-than-temporary declines in the value of certain U.S. dollar denominated fixed maturity investments which had significant exposure to countries in Southeast Asia, as well as other U.S. dollar denominated securities that had other-than-temporary declines in value in 1998.

   The real estate-related gains over the last three years reflect the adoption of Zurich's strategy for disposition of real estate-related investments. This strategy to reduce exposure to real estate-related investments, as well as improving real estate market conditions in most areas of the country, generated the real estate-related gains during the last three years.

   Trading account securities were used to manage the reinsurance strategy on the BOLI product. Effective November 1, 1998, the methodology used to determine the increase to the FWA was changed and a substantial portion of this liability was marked-to-market based predominately upon the total return of the Government Bond Division of the KILICO Variable Series I Separate Account. We also placed assets supporting the FWA in a segmented portfolio and classified this asset segment as "trading" under Statement of Financial Standards No. 115 ("FAS 115") at December 31, 1998 and through November 30, 1999. During 1998, a net realized capital gain of $2.8 million was recorded upon transfer of these assets to the trading portfolio as required by FAS 115.

We recorded realized capital losses of $7.3 million and $0.2 million related to the changes in fair values of this portfolio during 1999 and 1998, respectively. Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, we no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as "trading". As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through operating results.

   Other realized investment gains, net, relate primarily to distributions from joint venture capital partnerships in 2000.

   Operating earnings before the amortization of goodwill and other intangibles increased to $66.8 million in 2000, compared with $63.8 million in 1999, primarily due to:

  . an increase in spread revenue (net investment income less interest credited to policyholders)

  . an increase in other income

  . a decrease in claims incurred and other benefits

  . a decrease in taxes, licenses and fees, and

  . a decrease in income tax expense, offset by

  . a decrease in premium income

  . a decrease in separate account fees

  . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

  . an increase in the amortization of insurance acquisition costs and value of business acquired

   Operating earnings before the amortization of goodwill increased to $63.8 million in 1999, compared with $44.1 million in 1998, primarily due to:

  . an increase in spread revenue

  . an increase in separate account fees and charges

  . a decrease in claims incurred and other policyholder benefits

  . a decrease in the amortization of insurance acquisition costs and value of business acquired, offset by

  . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs

   The following table reflects our sales.

Sales and reinsurance assumed
(in millions)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
      Annuities:
        Variable................................... $1,160.5  $  758.6 $  393.1
        Fixed......................................    168.6      96.3     89.3
        Funding Agreements assumed.................    100.0       --       --
                                                    --------  -------- --------
          Total annuities..........................  1,429.1     854.9    482.4
                                                    --------  -------- --------
      Life Insurance:
        Separate account bank-owned variable
         universal life ("BOLI")...................    819.6   1,622.0  1,501.0
        Separate account variable universal life...     36.5      39.1     22.0
        Term life..................................     (8.2)     21.9     22.4
        Interest-sensitive life....................      0.6       0.7      0.2
                                                    --------  -------- --------
          Total life...............................    848.5   1,683.7  1,545.6
                                                    --------  -------- --------
            Total sales............................ $2,277.6  $2,538.6 $2,028.0
                                                    ========  ======== ========

   Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, increased $401.9 million in 2000, compared with 1999. The increase in the variable annuity deposits is primarily due to continued strong sales of our product introduced in the second half of 1998 that offers both a variable and a fixed option, including dollar cost averaging. Dollar cost averaging allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time in order to reduce the effects of significant market fluctuations.

   Fixed annuity deposits increased $72.3 million in 2000 when compared with 1999 primarily due to investors seeking a more stable return on their investments during a time of market volatility.

   The $100.0 million Funding Agreement assumed in 2000 resulted from a new reinsurance agreement with FKLA. (See the note captioned "Reinsurance" in the Notes to Consolidated Financial Statements.)

   Sales of variable annuities increase administrative fees earned. In addition, they pose minimal investment risk to us, to the extent that policyholders allocate net premium to one or more subaccounts that invest in underlying investment funds that invest in stocks or bonds.

   Sales of BOLI decreased $802.4 million to $819.6 million in 2000, compared with $1,622.0 million in 1999. Sales of individual variable universal life insurance decreased $2.6 million to $36.5 in 2000, compared with $39.1 million in 1999. BOLI sales decreased primarily due to the nature of the product--high dollar volume per sale, low frequency of sales. The slight decrease in individual variable universal life insurance reflected the uncertain market conditions in 2000. Sales of these separate account variable products, like variable annuities, pose minimal investment risk as policyholders also direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. We receive premium tax and DAC tax expense loads from certain contractholders, as well as administrative fees and cost of insurance charges. These fees and charges are compensation for providing life insurance coverage to the contractholders potentially in excess of their cash surrender values. Face amount of new variable universal life insurance business issued amounted to $3.8 billion in 2000, compared with $16.6 billion in 1999 and $7.7 billion in 1998. The decrease in face amount issued in 2000, compared with 1999 is primarily due to the decrease in BOLI sales.

   The following table reflects our assets under management:

Assets under management
(in millions)

                                                     2000      1999      1998
                                                   --------- --------- ---------
      General account............................. $ 3,689.5 $ 3,831.0 $ 4,182.8
      Separate account--BOLI......................   6,905.9   5,750.5   4,104.6
      Separate account--non-BOLI..................   4,273.7   4,027.6   2,994.7
                                                   --------- --------- ---------
          Total................................... $14,869.1 $13,609.1 $11,282.1
                                                   ========= ========= =========

   Total assets under management have increased over the last few years primarily reflecting the volume of sales. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year. Total assets under management were also affected by equity market and interest rate fluctuations. Increases in the equity markets in 1999 significantly increased non-BOLI separate account assets, while an equity market downturn in 2000 significantly reduced those assets.

   In 1999 and 1998 we assumed $21.3 million and $21.6 million, respectively, of term life insurance premiums from FKLA. Effective September 30, 2000, the reinsurance agreement with FKLA was terminated. Prior to the termination, we assumed $15.4 million of term life insurance premiums from FKLA. Upon termination, we returned $7.7 million of premiums to FKLA as consideration for the recaptured reserves.

Excluding the amounts assumed from FKLA, total term life sales, including new and renewal premiums, amounted to $371 thousand in 2000, compared with $677 thousand in 1999 and $846 thousand in 1998. In the fourth quarter of 2000, the reinsurance agreement was recaptured by FKLA and resulted in a decrease in premiums of $13.6 million in 2000, compared with 1999.

   Spread revenue increased in 2000, compared with 1999 and 1998, due to a smaller decrease in investment income than in interest credited to policyholders. The decrease in investment income in 2000, compared with 1999 and 1998, was primarily due to a decrease in cash and invested assets from the 1999 and 1998 levels, reflecting the surrender and withdrawal activity during the last three years and the dividends paid to Kemper during 2000, 1999 and 1998. Also contributing to this decrease in cash and invested assets are the ongoing exchanges from the fixed to the variable option of in-force annuity policies, primarily reflecting the dollar cost averaging option mentioned previously. Net investment income was also negatively impacted in 2000 and 1999 by the placement of a real estate-related investment on non-accrual status effective January 1, 1999. Somewhat mitigating these factors was the reinvestment of 1999 and 2000 sales proceeds, maturities and prepayments at higher yields due to funds being directed to higher yielding securities, and overall increasing interest rate environment during 1999 and the first half of 2000.

   The decrease in interest credited in 2000, compared with 1999 and 1998, was primarily due to a decrease in policyholder liabilities due to surrender, withdrawal and exchange activity over the last three years and an overall decrease in crediting rates over the same period.

   Investment income was also reduced over the last three years reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the fair value of the fixed maturity investments as of January 4, 1996, the date Kemper was acquired by Zurich, became the new cost basis in the investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of the fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $4.5 million in 2000, compared with $7.8 million in 1999 and $14.4 million in 1998.

Separate account fees and charges
(in millions)

                                                         2000    1999    1998
                                                        ------  ------  ------
      Separate account fees on non-BOLI variable life
       and annuities..................................  $ 62.1  $ 47.0  $ 38.8
      BOLI cost of insurance charges and fees--direct.   164.4   168.1   169.9
      BOLI cost of insurance charges--ceded...........  (173.8) (166.7) (175.5)
      BOLI premium tax expense loads..................    15.6    26.3    28.8
                                                        ------  ------  ------
          Total.......................................  $ 68.3  $ 74.7  $ 62.0
                                                        ======  ======  ======

   Included in separate account fees and charges are administrative fees received from the separate account products of $61.4 million in 2000, compared with $46.1 million and $38.3 million in 1999 and 1998, respectively. Administrative fee revenue increased in each of the last three years due to growth in average separate account assets. Also included in separate account fees and charges are cost of insurance ("COI") charges related to variable universal life insurance, primarily BOLI, of $164.4 million, $167.9 million and $167.6 million in 2000, 1999 and 1998, respectively. Of these COI charges, $173.8 million, $166.4 million and $175.5 million were ceded, respectively, to a Zurich affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"). In 2000, COI charges ceded were in excess of 100 percent of the COI charges received due to appreciation of the BOLI funds withheld account. In 1998, COI charges ceded were in excess of 100 percent of the COI charges received due to changes to the reinsurance agreement. Separate account fees and charges in 2000, 1999 and 1998 also include BOLI-related premium tax expense loads of $15.6 million, $26.3 million and $28.8 million, respectively.

   Other income increased $23.4 million in 2000, compared with 1999. The increase is primarily due to an increase in commission revenue from broker-dealer operations of approximately $20.6 million. This increase was mainly due to the inclusion of PMG's operating results effective April 1, 2000. (See discussion of the PMG acquisition in the note captioned "Related-Party Transactions" in the Notes to Consolidated Financial Statements.) The increase in broker-dealer commission revenue was substantially offset by an increase in broker-dealer commission expense. Other income also includes surrender charge revenue of $6.0 million in 2000, compared with $5.0 million and $4.0 million in 1999 and 1998, respectively. The increase in surrender charge revenue in 2000, compared with 1999 and 1998, reflects the increased policyholder surrender and withdrawal activity during 2000, compared with 1999 and 1998.

Policyholder surrenders, withdrawals and death benefits
(in millions)

                                                             2000   1999   1998
                                                            ------ ------ ------
      General account...................................... $579.1 $564.2 $645.5
      Separate account.....................................  393.3  399.8  260.9
                                                            ------ ------ ------
          Total............................................ $972.4 $964.0 $906.4
                                                            ====== ====== ======

   Reflecting the current interest rate environment and other competitive market factors, we adjust crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also be improved over time by increasing investment income.

   General account surrenders, withdrawals and death benefits increased $14.9 million in 2000, compared with 1999, reflecting an increase in overall surrenders and withdrawals as investors seek potentially higher returns from alternative investments and higher death benefits in 2000, compared to 1999.

   Separate account surrenders, withdrawals and death benefits decreased $6.5 million in 2000, compared with 1999. Excluding a partial withdrawal of $39.8 million on a BOLI contract in 1999, separate account surrenders, withdrawals and death benefits increased $33.3 in 2000, compared with 1999. The increase is primarily due to investors' seeking alternative investments during a period of market uncertainty.

   Claims incurred and other policyholder benefits decreased $4.5 million in 2000, compared with 1999, primarily due to the termination of the assumed term life reinsurance agreement with FKLA. Claims incurred and other policyholder benefits decreased in 1999, compared with 1998, primarily due to a decrease in death benefits.

   Taxes, licenses and fees primarily reflect premium taxes on BOLI. Excluding the taxes due on BOLI, for which we received a corresponding expense load in separate account fees and other charges, taxes, licenses and fees amounted to $2.3 million in 2000, compared with $3.4 million in 1999 and $1.5 million in 1998.

   Commission expense and the deferral of insurance acquisition costs increased in 2000, compared with 1999 and 1998, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $17.2 million in 2000, compared with 1999. The increase is primarily due to the inclusion of PMG's operating results in 2000. The increase in commission expense and the deferral of insurance acquisition costs in 1999, compared with 1998, is primarily due to the increase in total sales, excluding BOLI.

   Amortization of insurance acquisition costs increased $17.7 million in 2000, compared with 1999. This increase was primarily due to a recoverability takedown resulting from management's periodic review of the estimated future gross profits on annuity contracts. The recoverability takedown increased the amortization by $10.5 million in 2000. The remaining increase in amortization of deferred insurance acquisition costs is primarily due to the higher volume of variable annuity business.

   The decrease in the amortization of deferred insurance acquisition costs in 1999 compared with 1998 is primarily due to significant appreciation in the separate account assets due to rising markets during 1999, as well as realized capital losses on post-purchase investments during 1999. Appreciation in separate account assets increased estimated future gross profits and shifted amortization to later years. Realized capital losses on post-purchase investments decreased current gross profits and deferred amortization into future periods. The deferred insurance acquisition cost asset was $240.8 million and $159.7 million at December 31, 2000 and 1999, respectively.

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

   Operating expenses increased in 2000, to $61.7 million, compared with $45.9 million and $44.6 million in 1999 and 1998, respectively. This increase was primarily due to an increase in salaries and related benefits, and data processing expenses in the continued development of infrastructure to support various new business initiatives. Also contributing to the increase is the inclusion of PMG's operating expenses of approximately $2.2 million.

   The amortization of the value of business acquired increased in 2000, compared with 1999, primarily as a result of depreciation in the separate account assets due to the downturn in equity markets in 2000, compared with 1999. The depreciation in the separate account assets decreases estimated future gross profits and accelerates amortization in the current year.

   The amortization of the value of business acquired decreased in 1999, compared with 1998, as a result of:

  . significant appreciation in separate account assets, which increased estimated future gross profits and shifts amortization to later years

  . a decreasing block of business previously acquired, resulting in less amortization as gross profits on this business decrease, and

  . a significant decrease in realized investment results on pre-purchase investments.

   The difference between Zurich's cost of acquiring us and the net fair value of the assets and liabilities as of January 4, 1996 was recorded as goodwill. Goodwill is amortized on a straight-line basis over a twenty-year period. Other intangible assets in the amount of $4.9 million were recorded in 2000 in connection with the purchase of PMG. These intangible assets are being amortized on a straight-line basis over a ten-year period.

   Tax expense was favorably impacted in 2000 due to the release of $15.2 million of a valuation allowance related to the ultimate realization of losses on real estate assets disposed of before December 31, 1995. An additional $4.6 million benefit was realized on the termination of the reinsurance agreement with FKLA.

Operations by Business Segment

   We, along with, FKLA, ZLICA and FLA operate under the trade name Zurich Kemper Life. Zurich Kemper Life is segregated by Strategic Business Unit ("SBU"). The SBU concept employed by ZFS has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Kemper Life, because it is at the SBU level that Zurich Kemper Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. For purposes of operating segment disclosure, Zurich Kemper Life includes the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

   Zurich Kemper Life is segregated into the Life Brokerage, Financial Institutions ("Financial"), Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Since Zurich Kemper Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity, discussion regarding results of operations in this Form 10-K relate solely to KILICO. The vast majority of our business is derived from the Financial and RSG SBUs. The contributions of Zurich Kemper Life's SBUs to combined revenues, operating results and certain balance sheet data pertaining thereto, are shown in the Notes to Consolidated Financial Statements.

   The principal products and markets of the Financial and RSG SBUs are as follows:

     Financial: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and bank-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners. Institutional business includes BOLI and funding agreements (primarily included in FKLA).

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

                                  INVESTMENTS

   Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

  . our evaluation of risk and return in various markets

  . consistency with our business strategy and investment guidelines approved by the board of directors

  . the interest rate environment

  . liability durations, and

  . changes in market and business conditions

Invested assets and cash
(in millions)

                               December 31,  December 31,
                                   2000          1999
                               ------------  ------------
Cash and short-term
 investments.................. $   50   1.4% $   54   1.4%
Fixed maturities:
  Investment-grade:
    NAIC(1) Class 1...........  2,080  56.4   2,164  56.5
    NAIC(1) Class 2...........    960  26.1     994  25.9
  Below investment grade (NAIC
   classes 3 through 6):
    Performing................    116   3.2     118   3.1
    Non-performing............      1   --      --    --
Joint venture mortgage loans..     67   1.8      67   1.8
Third-party mortgage loans....     64   1.7      64   1.7
Other real estate-related
 investments..................      9   0.2      21   0.5
Policy loans..................    256   6.9     262   6.8
Equity securities.............     64   1.7      62   1.6
Other.........................     22   0.6      25   0.7
                               ------ -----  ------ -----
      Total(2)................ $3,689 100.0% $3,831 100.0%
                               ====== =====  ====== =====

--------
(1) National Association of Insurance Commissioners ("NAIC").
   --Class 1 = A- and above
   --Class 2 = BBB- through BBB+
(2) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the Notes to Consolidated Financial Statements.

Fixed maturities

   We carry our fixed maturity investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense. The aggregate unrealized depreciation on fixed maturities was $32.6 million and $121.2 million at December 31, 2000 and 1999, respectively. We do not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

   At December 31, 2000, investment-grade fixed maturities, cash and short-term investments accounted for 83.9 percent of invested assets and cash, compared with 83.8 percent at December 31, 1999. Approximately 43.4 percent of our NAIC Class 1 bonds were rated AAA or equivalent at year-end 2000, compared with 45.9 percent at December 31, 1999.

   Approximately 18.9 percent of the investment-grade fixed maturities at December 31, 2000 were mortgage-backed securities, down from 20.0 percent at December 31, 1999, due to sales and paydowns during 2000. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. We have not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. Our mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid. We plan to continue to reduce our holdings of such investments over time.

   Approximately 15.1 percent and 16.8 percent of the investment-grade fixed maturities at December 31, 2000 and 1999, respectively, consisted of corporate asset-backed securities. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities (26.8%), home equity loans (26.3%), manufactured housing loans (11.3%), collateralized loan and bond obligations (11.2%), and other commercial assets (8.9%).

   Future investment income from mortgage-backed securities and other asset-backed securities may be affected by the timing of principal payments and the yields on reinvestment alternatives available at the time of such payments. As a result of purchase accounting adjustments to fixed maturities, most of the mortgage-backed securities are carried at a premium over par. Prepayment activity resulting from a decline in interest rates on such securities purchased at a premium would accelerate the amortization of the premiums. Accelerated amortization would result in reductions of investment income related to such securities.

   At December 31, 2000 and 1999, unamortized premiums and discounts related to mortgage-backed and asset-backed securities were as follows (in millions):

                                                                       December
                                                                         31,
                                                                      ----------
                                                                      2000 1999
                                                                      ---- -----
      Unamortized premiums........................................... $9.0 $11.6
                                                                      ==== =====
      Unamortized discounts.......................................... $5.2 $ 6.5
                                                                      ==== =====

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

   The table below provides information about the mortgage-backed and asset-backed securities that are sensitive to changes in interest rates. The expected maturity dates have been calculated on a security by security basis using prepayment assumptions obtained from a survey conducted by a securities information service. These assumptions are consistent with the current interest rate and economic environment.

                                                Expected Maturity Date
                                      -----------------------------------------------
                           Carrying                                                    Fair Value
                           Value at                                                        at
                         December 31,                                                 December 31,
     (in millions)           2000     2001   2002    2003    2004   2005   Thereafter     2000
     -------------       ------------ -----  -----  ------  ------  -----  ---------- ------------
Fixed Maturities:
 Mortgage-backed bonds..   $  575.7   $ 6.5  $39.5  $152.0  $131.9  $77.1    $168.7     $  575.7
   Average yield........       6.61%   6.61%  6.60%   6.62%   7.18%  7.60%     8.15%        6.61%
 Asset-backed bonds.....   $  339.3   $22.5  $37.6  $ 34.2  $ 39.9  $48.0    $157.1     $  339.3
   Average yield........       7.27%   7.32%  7.30%   7.21%   7.35%  7.57%     7.83%        7.27%
 CMBs...................   $  123.9   $ --   $ --   $  --   $  --   $ 5.4    $118.5     $  123.9
   Average yield........       6.84%   6.84%  6.84%   6.84%   6.84%  6.82%     6.82%        6.84%
                           --------                                                     --------
                           $1,038.9                                                     $1,038.9
                           ========                                                     ========

                                                Expected Maturity Date
                                      -----------------------------------------------
                           Carrying                                                    Fair Value
                           Value at                                                        at
                         December 31,                                                 December 31,
     (in millions)           1999     2000   2001   2002    2003    2004   Thereafter     1999
     -------------       ------------ -----  -----  -----  ------  ------  ---------- ------------
Fixed Maturities:
 Mortgage-backed bonds..   $  630.4   $19.6  $21.6  $47.3  $149.5  $135.2    $257.2     $  630.4
   Average yield........       6.61%   6.61%  6.63%  6.63%   6.67%   7.09%     7.14%        6.61%
 Asset-backed bonds.....   $  409.8   $11.4  $27.0  $33.6  $ 48.8  $ 39.0    $250.0     $  409.8
   Average yield........       7.11%   7.17%  7.25%  7.18%   7.16%   7.34%     7.60%        7.11%
 CMBs...................   $  120.7   $ --   $ --   $ --   $  --   $  --     $120.7     $  120.7
   Average yield........       6.75%   6.75%  6.75%  6.75%   6.75%   6.75%     6.73%        6.75%
                           --------                                                     --------
                           $1,160.9                                                     $1,160.9
                           ========                                                     ========

   The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2000, is 3.95 years. A 200 basis point increase in interest rates would extend the weighted average maturity by approximately .26 of a year, while a 200 basis point decrease in interest rates would decrease the weighted average maturity by approximately 1.15 of a year.

   The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 1999, was 4.50 years. A 200 basis point increase in interest rates would have extended the weighted average maturity by approximately .26 of a year, while a 200 basis point decrease in interest rates would have decreased the weighted average maturity by approximately .93 of a year.

   Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 44 issuers at December 31, 2000, totaled 3.2 percent of cash and invested assets at December 31, 2000 and 3.1 percent at December 31, 1999. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Our strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

   The $140.4 million real estate-related portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 3.7 percent of cash and invested assets at December 31, 2000, compared with $151.6 million, or 3.9 percent, at December 31, 1999. The decrease in real estate-related investments during 2000 was primarily due to sales and loan paydowns.

   As reflected in the "Real estate portfolio" table below, we have continued to fund both existing projects and legal commitments. The future legal commitments were $29.8 million at December 31, 2000. This amount represented no change since December 31, 1999. As of December 31, 2000, we expect to fund approximately $0.1 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds. We do not currently expect to fund these commitments. The total legal commitments, along with estimated working capital requirements, are considered in management's evaluation of reserves and write-downs.

   Excluding the $1.0 million of net equity investments in joint ventures, real estate loans totaled $139.4 million at December 31, 2000, after reserves and write-downs. Of this amount, $75.1 million are on accrual status with a weighted average interest rate of approximately 7.85 percent. Of these accrual loans:

  . 15.7 percent have terms requiring current periodic payments of their full contractual interest

  . 84.3 percent require only partial payments or payments to the extent of borrowers' cash flow.

   The equity investments in real estate at December 31, 2000 consisted of other equity investments in joint ventures. These equity investments include our share of periodic operating results. As an equity owner or affiliate of an equity owner, we have the ability to fund, and historically have elected to fund, operating requirements of certain joint ventures.

Real estate portfolio
(in millions)

                                                Other Real Estate-
                               Mortgage Loans  Related Investments
                               --------------  --------------------
                                Joint  Third-   Other     Equity
                               Venture Party   Loans(2) Investments Total
                               ------- ------  -------- ----------- ------
Balance at December 31, 1999.   $67.2  $63.9    $ 19.6     $ 0.9    $151.6(1)
Additions (deductions):
Fundings.....................     0.2    --        --        --        0.2
Interest added to principal..     --     0.4       --        --        0.4
Sales/paydowns/distributions.     --    (0.8)    (12.3)     (0.1)    (13.2)
Operating gain...............     --     --        --        0.1       0.1
Net realized investments
 gains.......................     0.1    0.3       1.2       0.1       1.7(3)
Other transactions, net......     --    (0.3)     (0.1)      --       (0.4)(3)
                                -----  -----    ------     -----    ------
Balance at December 31, 2000.   $67.5  $63.5    $  8.4     $ 1.0    $140.4(4)
                                =====  =====    ======     =====    ======

--------
(1) Net of $23.7 million reserve and write-downs. Excludes $0.6 million of real estate-related accrued interest.
(2) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures. These loans were issued generally to provide financing for Kemper's or our joint ventures for various purposes.
(3) Included in this amount were $0.4 million of contingent interest payments related to a 1995 real estate sale. These payments were recorded as realized investment gains and then deducted from other transactions because they did not affect the carrying value.
(4) Net of $22.4 million reserve and write-downs. Excludes $0.6 million of real estate-related accrued interest.

Real estate concentrations and outlook

   The real estate portfolio is distributed by geographic location and property type. However, concentration exposures in certain states and in certain types of properties do exist. In addition to these exposures, exposures also exist as to certain real estate developers and partnerships.

   As a result of our ongoing strategy to reduce exposure to real estate-related investments, we had investments in three projects that accounted for approximately 91.0 percent of the $140.4 million real estate-related portfolio as of December 31, 2000.

   The largest of these investments at December 31, 2000 amounted to $63.5 million and consisted of second mortgages on nine hotel properties, one office building, and one retail property. Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests in these properties. These properties are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on the mortgages. These loans are on accrual status.

   Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens, amounted to $55.7 million at December 31, 2000. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB is proceeding with the issuance of the permit. Additional permits must be obtained before development on this project can proceed. These additional permits are expected to be received during 2001. The final resolution of this permit process will impact the long-term economic viability of the project. Loans to the MLP were placed on non-accrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value.

   The remaining significant real estate-related investment amounted to $8.5 million at December 31, 2000 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, these real estate-related investments were placed on nonaccrual status. As of March 12, 2001, all zoned properties have been sold. We are currently pursuing the zoning of all remaining unzoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, it is anticipated that it could be several additional years until we completely dispose of all investments in Hawaii.

   We evaluate our real estate-related investments (including accrued interest) using an estimate of the investments' observable market price, net of estimated selling costs. Because the real estate review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time. Real estate-related investments are expected to continue to decline further through future sales and paydowns. Net income could be reduced in future periods if:

  . real estate market conditions worsen in areas where our portfolio is located

  . Kemper's and our plans with respect to certain projects change, or

  . necessary construction or zoning permits are not obtained.

   Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $86.3 million and $98.3 million at December 31, 2000 and 1999, respectively. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $64.3 million and $76.3 million at December 31, 2000 and 1999, respectively. The decrease in nonaccrual loans in 2000, compared with 1999, is due to primarily to sales and paydowns in 2000.

Net investment income

   Pre-tax net investment income totaled $257.5 million in 2000, compared with $264.6 million in 1999 and $273.5 million in 1998. This includes our share of the operating results from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans that are on nonaccrual status. As previously discussed, net investment income in 2000, 1999 and 1998, has been negatively impacted by purchase accounting adjustments.

   Total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(in millions)

                                                                   Year Ended
                                                                  December 31,
                                                                 --------------
                                                                 2000 1999 1998
                                                                 ---- ---- ----
      Fixed maturities.......................................... $--  $--  $0.3
      Real estate-related investments...........................  9.1  9.9  3.2
                                                                 ---- ---- ----
          Total................................................. $9.1 $9.9 $3.5
                                                                 ==== ==== ====

   Foregone investment income is primarily due to certain real estate-related investments that have been placed on nonaccrual status. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Realized investment results

   Net income reflects after-tax realized investment losses of $5.4 million and $6.2 million in 2000 and 1999, respectively, and after-tax realized investment gains of $33.7 million in 1998. Included in the 1999 after-tax realized investment losses are trading account security losses of $4.7 million. As previously discussed, we segregated a portion of the General Account investment portfolio in the first eleven months of 1999 into a "trading" account under FAS 115. FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. Also, as previously discussed, effective December 1, 1999, we no longer designated a portion of the General Account investment portfolio as "trading". As a result, all investments previously designated as "trading" are currently classified as available for sale and changes in fair value to the FWA and the assets supporting the FWA no longer flow through operating results.

   Unrealized gains and losses on fixed maturity investments that are available for sale are not reflected in net income. These changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, however, the security is written down to net realizable value, and the write-down adversely impacts net income. Pre-tax write-downs due to other-than-temporary decline in value amounted to $11.4 million, $0.1 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   We regularly monitor our investment portfolio and as part of this process review the assets for possible impairments of carrying value. Because the review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time.

   See Note 1, "Summary of Significant Accounting Policies", in the Notes to Consolidated Financial Statements for information regarding derivative investments.

Interest rates

   During 1998, the Federal Open Market Committee ("FOMC") lowered interest rates three times. This trend was reversed in 1999 when the FOMC raised rates three times over the course of the year, resulting in a flatter yield curve due to higher short-term interest rates. The FOMC continued its tightening campaign in 2000 by raising rates 100 basis points. The resultant slowing of the economy, combined with treasury buy back announcements, kept the yield curve inverted for most of the year. The curve began re-steepening near the end of the year as rates declined and the market began to price in future FOMC easings, resulting in a decrease in unrealized fixed maturity investment losses during 2000.

   When maturing or sold investments are reinvested at lower yields in a low interest rate environment, we can adjust crediting rates on fixed annuities and other interest-bearing liabilities. However, competitive conditions and contractual commitments do not always permit the reduction in crediting rates to fully or immediately reflect reductions in investment yield. This can result in narrower spreads.

   A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses. A declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have influenced certain annuity holders to seek alternative products. We mitigate this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately 32 percent of the fixed and variable annuity liabilities as of December 31, 2000, however, were no longer subject to significant surrender fees.

                        LIQUIDITY AND CAPITAL RESOURCES

   We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing or sold investments.

Ratings

   Ratings are an important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance and condition of life insurers and their investment portfolios. Any reductions in our claims-paying ability or financial strength ratings could result in our products being less attractive to consumers. Any reductions in our parent's ratings could also adversely impact our financial flexibility.

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

   During 1999, we received rating upgrades from both A.M. Best and Standard & Poor's, primarily due to the perceived long-term strategic benefit of the merger and the increased financial strength of Zurich and Zurich Kemper Life.

Stockholder's equity

   Stockholder's equity totaled $730.1 million at December 31, 2000, compared with $630.0 million at December 31, 1999 and $853.9 million at December 31, 1998. The increase in stockholder's equity in 2000 was primarily due to an increase in accumulated other comprehensive income of $88.1 million and net income of $48.3 million, offset by dividends of $36.3 million paid to Kemper. The increase in accumulated other comprehensive income was primarily related to unrealized appreciation of the fixed maturity investment portfolio due to declining interest rates during 2000.

   The decrease in stockholder's equity in 1999 was primarily due to a decrease in accumulated other comprehensive income (loss) of $153.8 million and dividends of $115.0 million paid to Kemper during 1999. This decrease was offset by net income of $44.9 million. The decrease in accumulated other comprehensive income (loss) was primarily related to the unrealized depreciation of the fixed maturity investment portfolio due to rising interest rates during 1999.

Emerging issues:

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standard 137, Deferral of the Effective Date of FASB Statement No. 133 delayed implementation of SFAS 133 until fiscal years beginning January 1, 2001. Statement of Financial Accounting Standard 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133, ("SFAS 138"), further clarified the accounting treatment of certain derivative instruments. We have adopted SFAS 133 and SFAS 138 in the fourth quarter of 2000.

Item 8. Financial Statements and Supplementary Data

                                                                        Page(s)
                                                                        -------
Report of Independent Accountants......................................     23
Consolidated Balance Sheets, December 31, 2000 and 1999................     24
Consolidated Statements of Operations, three years ended December 31,
 2000..................................................................     25
Consolidated Statements of Comprehensive Income, three years ended
 December 31, 2000.....................................................     26
Consolidated Statements of Stockholder's Equity, three years ended
 December 31, 2000.....................................................     27
Consolidated Statements of Cash Flows, three years ended December 31,
 2000..................................................................     28
Notes to Consolidated Financial Statements.............................  29-49
Financial Statement Schedules:
  Supplementary Insurance Information..................................     57
  Reinsurance..........................................................     58
  Valuation and Qualifying Accounts....................................     59

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Kemper Investors Life Insurance Company:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 23, 2001

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                       December     December
                                                       31, 2000     31, 1999
                                                      -----------  -----------
Assets
  Fixed maturities, available for sale, at fair value
   (amortized cost:
   December 31, 2000, $3,189,719; December 31, 1999,
   $3,397,188)....................................... $ 3,157,169  $ 3,276,017
  Equity securities (cost: December 31, 2000,
   $65,473;
   December 31, 1999, $65,235).......................      63,879       61,592
  Short-term investments.............................      15,900       42,391
  Joint venture mortgage loans.......................      67,473       67,242
  Third-party mortgage loans.........................      63,476       63,875
  Other real estate-related investments..............       9,468       20,506
  Policy loans.......................................     256,226      261,788
  Other invested assets..............................      21,792       25,621
                                                      -----------  -----------
    Total investments................................   3,655,383    3,819,032
  Cash...............................................      34,101       12,015
  Accrued investment income..........................     134,585      127,219
  Goodwill...........................................     191,163      203,907
  Value of business acquired.........................      95,621      119,160
  Other intangible assets............................       4,531          --
  Deferred insurance acquisition costs...............     240,801      159,667
  Deferred income taxes..............................     120,781       93,502
  Reinsurance recoverable............................     310,183      309,696
  Receivable on sales of securities..................       8,286        3,500
  Other assets and receivables.......................      31,569       29,950
  Assets held in separate accounts...................  11,179,639    9,778,068
                                                      -----------  -----------
    Total assets..................................... $16,006,643  $14,655,716
                                                      ===========  ===========
Liabilities
  Future policy benefits............................. $ 3,588,140  $ 3,718,833
  Other policyholder benefits and funds payable......     399,585      457,328
  Other accounts payable and liabilities.............     109,152       71,482
  Liabilities related to separate accounts...........  11,179,639    9,778,068
                                                      -----------  -----------
    Total liabilities................................  15,276,516   14,025,711
                                                      -----------  -----------
Commitments and contingent liabilities
Stockholder's equity
  Capital stock--$10 par value, authorized 300,000
   shares; outstanding 250,000 shares................       2,500        2,500
  Additional paid-in capital.........................     804,347      804,347
  Accumulated other comprehensive loss...............     (32,718)    (120,819)
  Retained deficit...................................     (44,002)     (56,023)
                                                      -----------  -----------
    Total stockholder's equity.......................     730,127      630,005
                                                      -----------  -----------
    Total liabilities and stockholder's equity....... $16,006,643  $14,655,716
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenue
  Net investment income.......................... $257,470  $264,640  $273,512
  Realized investment gains (losses).............   (8,277)   (9,549)   51,868
  Premium income.................................    8,394    21,990    22,346
  Separate account fees and charges..............   68,293    74,715    61,982
  Other income...................................   35,030    11,623    10,031
                                                  --------  --------  --------
    Total revenue................................  360,910   363,419   419,739
                                                  --------  --------  --------
Benefit and Expenses
  Interest credited to policyholders.............  152,289   162,243   176,906
  Claims incurred and other policyholder
   benefits......................................   13,718    18,185    28,029
  Taxes, licenses and fees.......................   17,861    30,234    30,292
  Commissions....................................  114,162    67,555    39,046
  Operating expenses.............................   61,671    45,989    44,575
  Deferral of insurance acquisition costs........ (104,608)  (69,814)  (46,565)
  Amortization of insurance acquisition costs....   23,231     5,524    12,082
  Amortization of value of business acquired.....   19,926    12,955    17,677
  Amortization of goodwill.......................   12,744    12,744    12,744
  Amortization of other intangible assets........      368       --        --
                                                  --------  --------  --------
    Total benefits and expenses..................  311,362   285,615   314,786
                                                  --------  --------  --------
  Income before income tax expense...............   49,548    77,804   104,953
  Income tax expense.............................    1,247    32,864    39,804
                                                  --------  --------  --------
    Net income................................... $ 48,301  $ 44,940  $ 65,149
                                                  ========  ========  ========


          See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  ---------  -------
Net income.......................................  $ 48,301  $  44,940  $65,149
                                                   --------  ---------  -------
Other comprehensive income (loss), before tax:
  Unrealized holding gains (losses) on
   investments arising during period:
  Unrealized holding gains (losses) on
   investments...................................    61,487   (180,267)  25,372
  Adjustment to value of business acquired.......    (3,400)    12,811   (9,332)
  Adjustment to deferred insurance acquisition
   costs.........................................      (230)     5,726   (2,862)
                                                   --------  ---------  -------
    Total unrealized holding gains (losses) on
     investments arising during period...........    57,857   (161,730)  13,178
                                                   --------  ---------  -------
Less reclassification adjustments for items
 included in net income:
  Adjustment for (gains) losses included in
   realized investment gains (losses)............   (24,583)    16,651    6,794
  Adjustment for amortization of premium on fixed
   maturities included in net investment income..    (4,538)   (10,533) (17,064)
  Adjustment for (gains) losses included in
   amortization of value of business acquired....       214       (454)  (7,378)
  Adjustment for (gains) losses included in
   amortization of insurance acquisition costs...        13      1,892     (463)
                                                   --------  ---------  -------
      Total reclassification adjustments for
       items included in net income..............   (28,894)     7,556  (18,111)
                                                   --------  ---------  -------
Other comprehensive income (loss), before related
 income tax expense (benefit)....................    86,751   (169,286)  31,289
Related income tax expense (benefit).............    (1,350)   (15,492)  10,952
                                                   --------  ---------  -------
      Other comprehensive income (loss), net of
       tax.......................................    88,101   (153,794)  20,337
                                                   --------  ---------  -------
      Comprehensive income (loss)................  $136,402  $(108,854) $85,486
                                                   ========  =========  =======


          See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                 (in thousands)

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 ---------  ---------  --------
Capital stock, beginning and end of period.....  $   2,500  $   2,500  $  2,500
                                                 ---------  ---------  --------
Additional paid-in capital, beginning of
 period........................................    804,347    804,347   806,538
Capital contributions from parent..............        --         --      4,261
Adjustment to prior period capital contribution
 from parent...................................        --         --     (6,452)
                                                 ---------  ---------  --------
  End of period................................    804,347    804,347   804,347
                                                 ---------  ---------  --------
Accumulated other comprehensive income (loss),
 beginning of period...........................   (120,819)    32,975    12,637
Other comprehensive income (loss), net of tax..     88,101   (153,794)   20,338
                                                 ---------  ---------  --------
  End of period................................    (32,718)  (120,819)   32,975
                                                 ---------  ---------  --------
Retained earnings (deficit), beginning of
 period........................................    (56,023)    14,037    43,888
Net income.....................................     48,301     44,940    65,149
Dividends to parent............................    (36,280)  (115,000)  (95,000)
                                                 ---------  ---------  --------
  End of period................................    (44,002)   (56,023)   14,037
                                                 ---------  ---------  --------
    Total stockholder's equity.................  $ 730,127  $ 630,005  $853,859
                                                 =========  =========  ========


          See accompanying notes to consolidated financial statements.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                Year Ended December 31,
                                           -----------------------------------
                                             2000        1999         1998
                                           ---------  -----------  -----------
Cash flows from operating activities
  Net income.............................. $  48,301  $    44,940  $    65,149
  Reconcilement of net income to net cash
   provided:
    Realized investment (gains) losses....     8,277        9,549      (51,868)
    Net change in trading account
     securities...........................       --       (51,239)      (6,727)
    Interest credited and other charges...   142,344      158,557      173,958
    Deferred insurance acquisition costs,
     net..................................   (81,377)     (64,290)     (34,483)
    Amortization of value of business
     acquired.............................    19,926       12,955       17,677
    Amortization of goodwill..............    12,744       12,744       12,744
    Amortization of discount and premium
     on investments.......................     4,538       11,157       17,353
    Amortization of other intangible
     assets...............................       368          --           --
    Deferred income taxes.................   (25,930)     (42,952)     (12,469)
    Net change in current federal income
     taxes................................   (18,593)     (10,594)     (73,162)
    Benefits and premium taxes due related
     to separate account bank-owned life
     insurance............................   (61,476)     149,477      123,884
    Other, net............................    42,377      (11,901)     (41,477)
                                           ---------  -----------  -----------
      Net cash flow from operating
       activities.........................    91,499      218,403      190,579
                                           ---------  -----------  -----------
Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity.....   170,465      335,735      491,699
    Fixed maturities sold prior to
     maturity.............................   589,933    1,269,290      882,596
    Equity securities.....................     1,271       11,379      107,598
    Mortgage loans, policy loans and other
     invested assets......................    73,177       75,389      180,316
  Cost of investments purchased or loans
   originated:
    Fixed maturities......................  (569,652)  (1,455,496)  (1,319,119)
    Equity securities.....................    (1,264)      (8,703)     (83,303)
    Mortgage loans, policy loans and other
     invested assets......................   (47,109)     (43,665)     (66,331)
    Investment in subsidiaries............    (4,899)         --           --
  Short-term investments, net.............    26,491       15,943      177,723
  Net change in receivable and payable for
   securities transactions................    (4,786)         --          (677)
  Net change in other assets..............    (5,141)      (2,725)         --
                                           ---------  -----------  -----------
      Net cash from investing activities..   228,486      197,147      370,502
                                           ---------  -----------  -----------
Cash flows from financing activities
  Policyholder account balances:
    Deposits..............................   608,363      383,874      180,124
    Withdrawals...........................  (881,888)    (694,848)    (649,400)
  Capital contributions from parent.......       --           --         4,261
  Dividends to parent.....................   (36,280)    (115,000)     (95,000)
  Other...................................    11,906        8,953      (11,448)
                                           ---------  -----------  -----------
      Net cash used in financing
       activities.........................  (297,899)    (417,021)    (571,463)
                                           ---------  -----------  -----------
      Net increase (decrease) in cash.....    22,086       (1,471)     (10,382)
Cash, beginning of period.................    12,015       13,486       23,868
                                           ---------  -----------  -----------
Cash, end of period....................... $  34,101  $    12,015  $    13,486
                                           =========  ===========  ===========

          See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 Basis of presentation

   Kemper Investors Life Insurance Company and subsidiaries (the "Company") issues fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"). Kemper is a wholly-owned subsidiary of Zurich Group Holding ("ZGH" or "Zurich"), a Swiss holding company, formerly known as Zurich Financial Services. ZGH is wholly-owned by Zurich Financial Services ("ZFS"), a new Swiss holding company. ZFS was formerly Zurich Allied AG, which was merged with Allied Zurich p.l.c. in October 2000.

   The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order for them to conform to the 2000 presentation. The accompanying consolidated financial statements of the Company as of and for the years ended December 31, 2000, 1999 and 1998, have been prepared in conformity with accounting principles generally accepted in the United States of America.

 Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the accompanying financial statements. As further discussed in the accompanying notes to the consolidated financial statements, significant estimates and assumptions affect goodwill, deferred insurance acquisition costs, the value of business acquired, provisions for real estate-related losses and reserves, other-than-temporary declines in values for fixed maturities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

 Goodwill and other intangibles

   The Company reviews goodwill and other intangibles ("intangible assets") to determine if events or changes in circumstances may have affected the recoverability of the outstanding intangible assets as of each reporting period. In the event that the Company determines that the intangible assets are not recoverable, it would amortize such amounts as additional amortization expense in the accompanying financial statements. As of December 31, 2000, the Company believes that no such adjustment is necessary.

   The difference between Zurich's cost of acquiring the Company and the net fair value of the assets and liabilities as of January 4, 1996 was recorded as goodwill. Goodwill is amortized on a straight-line basis over a twenty-year period. Other intangible assets of $4.9 million, recorded in 2000 in connection with the purchase of PMG, are being amortized on a straight-line basis over a ten-year period.

 Value of business acquired

   The value of business acquired reflects the estimated fair value of the Company's life insurance business in force and represents the portion of the cost to acquire the Company that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition, January 4, 1996. Such value is the present value of the actuarially determined projected cash flows for the acquired policies.

   The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2005 are as follows:

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                                             Projected
                                                             Accretion
                                      Beginning                 of      Ending
      Year Ended December 31,          Balance  Amortization Interest  Balance
      -----------------------         --------- ------------ --------- --------
      (in thousands)
      1998 (actual).................. $143,744    $(26,807)   $9,129   $126,066
      1999 (actual)..................  126,066     (20,891)    7,936    113,111
      2000 (actual)..................  113,111     (26,805)    6,879     93,185
      2001...........................   93,185     (18,664)    5,733     80,254
      2002...........................   80,254     (16,249)    4,955     68,960
      2003...........................   68,960     (15,765)    4,178     57,373
      2004...........................   57,373     (14,646)    3,433     46,160
      2005...........................   46,160     (12,868)    2,753     36,045

   The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturities held as available for sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. This adjustment increased the value of business acquired by $2.4 million and $6.0 million as of December 31, 2000 and 1999, respectively. Accumulated other comprehensive income increased by approximately $1.6 million and $3.9 million as of December 31, 2000 and 1999, respectively, due to this adjustment.

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

 Reinsurance

   In the ordinary course of business, the Company enters into reinsurance agreements to diversify risk and limit its overall financial exposure to certain blocks of fixed-rate annuities and to individual death claims. The Company generally cedes 100 percent of the related annuity liabilities under the terms of the reinsurance agreements for these certain blocks of fixed-rate annuities. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liabilities and obligations to policyholders. As such, these amounts paid or deemed to have been paid are recorded on the Company's consolidated balance sheet as reinsurance recoverables and ceded future policy benefits.

 Deferred insurance acquisition costs

   The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Deferred insurance acquisition costs related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturities held

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES as available for sale in the investment portfolio, through a charge or credit to accumulated other comprehensive income, net of income tax. The deferred insurance acquisition costs for term-life insurance products are being amortized over the premium paying period of the policies.

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

   Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Assumed investment yields are by policy duration and range from 7.3 percent to 6.0 percent over 20 years.

 Guaranty fund assessments

   The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 2000 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

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

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Net unrealized gains or losses on revaluation of investments are credited or charged to accumulated other comprehensive income (loss). Such unrealized gains are recorded net of deferred income tax expense, while unrealized losses are not tax benefited.

 Derivative instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standard 137, Deferral of the Effective Date of FASB Statement No. 133 delayed implementation of SFAS 133 until fiscal years beginning January 1, 2001. Statement of Financial Accounting Standard 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133, ("SFAS 138"), further clarified the accounting treatment of certain derivative instruments. The Company has adopted SFAS 133 and SFAS 138 in the fourth quarter of 2000. Up until the fourth quarter of 2000, the Company held no derivative investments.

   In the fourth quarter of 2000, the Company entered into an interest rate swap with Zurich Capital Markets, Inc. ("ZCM"), an affiliated counterparty, to alter interest rate exposures arising from mismatches between assets and liabilities. Under the interest rate swap, an agreement was reached with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. No cash was exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is made by the counterparty at each due date.

   Exposure exists to credit-related losses in the event of nonperformance by the counterparty to the financial instrument, but the Company does not expect the counterparty to fail to meet its obligations given their high credit ratings. The credit exposure of the interest rate swap is represented by the fair value (market value) of the contract. At December 31, 2000, an open swap agreement with a notional value of $100.0 million and an expiration date of November 2004, had a negative market value of $271,409.

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

(2) Cash Flow Information

   The Company defines cash as cash in banks and money market accounts. The Company paid federal income taxes of $43.9 million, $83.8 million and $126.0 million directly to the United States Treasury Department during 2000, 1999 and 1998, respectively.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

(3) Invested Assets and Related Income

   The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturities are considered available for sale. The carrying value of fixed maturities compared with amortized cost, adjusted for other-than-temporary declines in value, were as follows:

                                                                 Estimated
                                                                Unrealized
                                        Carrying  Amortized  -----------------
                                         Value       Cost     Gains   Losses
                                       ---------- ---------- ------- ---------
   (in thousands)
   December 31, 2000
     U.S. treasury securities and
      obligations of U.S. government
      agencies and authorities.......  $   11,823 $   11,777 $    69 $     (24)
     Obligations of states and
      political subdivisions, special
      revenue and nonguaranteed......      24,022     24,207     --       (186)
     Debt securities issued by
      foreign governments............      21,811     21,893      90      (171)
     Corporate securities............   2,060,678  2,093,916  12,634   (45,871)
     Mortgage and asset-backed
      securities.....................   1,038,835  1,037,926   7,495    (6,586)
                                       ---------- ---------- ------- ---------
       Total fixed maturities........  $3,157,169 $3,189,719 $20,288 $ (52,838)
                                       ========== ========== ======= =========
   December 31, 1999
     U.S. treasury securities and
      obligations of U.S. government
      agencies and authorities.......  $    6,516 $    6,631 $   --  $    (115)
     Obligations of states and
      political subdivisions, special
      revenue and nonguaranteed......      21,656     22,107     --       (451)
     Debt securities issued by
      foreign governments............      23,890     24,749     380    (1,239)
     Corporate securities............   2,063,054  2,147,606   2,750   (87,302)
     Mortgage and asset-backed
      securities.....................   1,160,901  1,196,095     450   (35,644)
                                       ---------- ---------- ------- ---------
       Total fixed maturities........  $3,276,017 $3,397,188 $ 3,580 $(124,751)
                                       ========== ========== ======= =========

The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 2000, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                           Carrying  Amortized
                                                            Value       Cost
                                                          ---------- ----------
   (in thousands)
   One year or less.....................................  $   83,099 $   86,709
   Over one year through five years.....................     868,898    879,011
   Over five years through ten years....................     881,703    891,370
   Over ten years.......................................     284,634    294,703
   Securities not due at a single maturity date,
    primarily mortgage and asset-backed securities(1)...   1,038,835  1,037,926
                                                          ---------- ----------
       Total fixed maturities...........................  $3,157,169 $3,189,719
                                                          ========== ==========

--------
(1) Weighted average maturity of 4.4 years.

   Proceeds from sales of investments in fixed maturities prior to maturity were $589.9 million, $1,269.3 million and $882.6 million during 2000, 1999 and 1998, respectively. Gross gains of $8.6 million, $7.9 million and $10.1 million and gross losses, including write-downs of fixed maturities for other-than-temporary declines in value, of $20.8 million, $17.7 million and $8.0 million were realized on sales in 2000, 1999 and 1998,

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES respectively. Pre-tax write-downs due to other-than-temporary declines in value amounted to $11.4 million, $0.1 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   At December 31, 2000, the Company held a $100.0 million investment in ZSLM Trust, issued by an affiliate, which exceeded 10 percent of the Company's stockholder's equity at December 31, 2000. Excluding agencies of the U.S. government, no other individual investment exceeded 10 percent of the Company's stockholder's equity at December 31, 2000.

   At December 31, 2000, securities carried at approximately $6.3 million were on deposit with governmental agencies as required by law.

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

   The Company's $140.4 million real estate portfolio at December 31, 2000 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 2000 and 1999, total impaired real estate-related loans were as follows:

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
      (in millions)
      Impaired loans without reserves--gross.........     $ 62.6       $ 74.9
      Impaired loans with reserves--gross............       23.7         23.4
                                                          ------       ------
          Total gross impaired loans.................       86.3         98.3
      Reserves related to impaired loans.............      (18.5)       (18.5)
      Write-downs related to impaired loans..........       (3.5)        (3.5)
                                                          ------       ------
          Net impaired loans.........................     $ 64.3       $ 76.3
                                                          ======       ======

   Impaired loans without reserves include loans in which the deficit in equity investments in real estate-related investments is considered in determining reserves and write-downs. The Company had an average balance of $90.2 million and $100.0 million in impaired loans for 2000 and 1999, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

   At December 31, 2000 and 1999, loans on nonaccrual status, before reserves and write-downs, amounted to $86.3 million and $98.3 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

Net Investment Income

   The sources of net investment income were as follows:

                                                    2000      1999      1998
                                                  --------  --------  --------
   (in thousands)
   Interest on fixed maturities.................. $223,964  $231,176  $232,707
   Dividends on equity securities................    4,573     4,618     2,143
   Income from short-term investments............    3,433     3,568     5,391
   Income from mortgage loans....................    6,091     6,296    14,964
   Income from policy loans......................   20,088    20,131    21,096
   Income from other real estate-related
    investments..................................       99       155       352
   Income from other loans and investments.......    2,455     2,033     2,223
                                                  --------  --------  --------
       Total investment income................... $260,703  $267,977  $278,876
   Investment expense............................   (3,233)   (3,337)   (5,364)
                                                  --------  --------  --------
       Net investment income..................... $257,470  $264,640  $273,512
                                                  ========  ========  ========

Net Realized Investment Gains (Losses)

   Net realized investment gains (losses) for the years ended December 31, 2000, 1999 and 1998, were as follows:

                                                      2000     1999     1998
                                                     -------  -------  -------
   (in thousands)
   Real estate-related.............................. $ 1,711  $ 4,201  $41,362
   Fixed maturities................................. (12,185)  (9,755)   2,158
   Trading account securities--gross gains..........     --       491    3,254
   Trading account securities--gross losses.........     --    (7,794)    (417)
   Trading account securities--holding losses.......     --       --      (151)
   Equity securities................................     245    1,039    5,496
   Other............................................   1,952    2,269      166
                                                     -------  -------  -------
       Realized investment gains (losses) before
        income tax expense (benefit)................ $(8,277) $(9,549) $51,868
   Income tax expense (benefit).....................  (2,897)  (3,342)  18,154
                                                     -------  -------  -------
       Net realized investment gains (losses)....... $(5,380) $(6,207) $33,714
                                                     =======  =======  =======

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Unrealized gains (losses) are computed below as follows: fixed maturities-- the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity and other securities--the difference between fair value and cost. The change in net unrealized investment gains (losses) by class of investment for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   (in thousands)
   Fixed maturities.....................   $89,421     $(182,456)    $36,717
   Equity and other securities..........     1,187        (3,929)     (1,075)
   Adjustment to deferred insurance
    acquisition costs...................      (243)        3,834      (2,399)
   Adjustment to value of business
    acquired............................    (3,614)       13,265      (1,954)
                                           -------     ---------     -------
     Unrealized gain (loss) before
      income tax expense (benefit)......    86,751      (169,286)     31,289
   Income tax expense (benefit).........    (1,350)      (15,492)     10,952
                                           -------     ---------     -------
       Net unrealized gain (loss) on
        investments.....................   $88,101     $(153,794)    $20,337
                                           =======     =========     =======

(4) Unconsolidated Investees

   At December 31, 2000 and 1999 the Company, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

   As of December 31, 2000 and 1999, the Company's net equity investment in unconsolidated investees amounted to $1.0 million and $0.9 million, respectively. The Company's share of net income related to such unconsolidated investees amounted to $99 thousand, $155 thousand and $241 thousand in 2000, 1999 and 1998, respectively.

(5) Concentration of Credit Risk

   The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage and asset-backed securities and real estate.

   Approximately 18.9 percent of the Company's investment-grade fixed maturities at December 31, 2000 were mortgage-backed securities, down from
20.0 percent at December 31, 1999, due to sales and paydowns during 2000. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally AAA credit quality.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Approximately 15.1 percent and 16.8 percent of the Company's investment-grade fixed maturities at December 31, 2000 and 1999, respectively, consisted of corporate asset-backed securities. The majority of the Company's investments in asset-backed securities were backed by commercial mortgage-backed securities (26.8%), home equity loans (26.3%), manufactured housing loans (11.3%), collateralized loan and bond obligations (11.2%), and other commercial assets (8.9%).

   The Company's real estate portfolio is distributed by geographic location and property type. The geographic distribution of a majority of the real estate portfolio as of December 31, 2000 was as follows: California (40.4%), Washington (11.9%), Colorado (10.8%) and Illinois (8.4%). The property type distribution of a majority of the real estate portfolio as of December 31, 2000 was as follows: land (39.6%), hotels (39.5%) and office (9.9%).

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

   At December 31, 2000, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately $63.5 million, or 45.2 percent, of the Company's real estate portfolio. The Nesbitt ventures consist of nine hotel properties, one office building and one retail property. At December 31, 2000, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding.

   At December 31, 2000, loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company ("Lumbermens"), a former affiliate, constituted approximately $55.7 million, or 39.7 percent, of the Company's real estate portfolio. Kemper's interest in the MLP is 75.0 percent at December 31, 2000. Loans to the MLP were placed on non-accrual status at the beginning of 1999 due to management's desire not to increase book value of the MLP over net realizable value, as interest on these loans has historically been added to principal. At December 31, 2000, MLP-related commitments accounted for approximately $0.1 million of the Company's off-balance-sheet legal commitments.

   The remaining significant real estate-related investments amounted to $8.5 million at December 31, 2000 and consisted of various zoned and unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, these real estate-related investments were placed on nonaccrual status. As of March 12, 2001, all zoned properties have been sold. We are currently pursuing the zoning of all remaining unzoned properties. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, the Company anticipates that it could be several additional years until it completely disposes of all of its investments in Hawaii. At December 31, 2000, off-balance sheet legal commitments related to Hawaiian properties totaled $4.0 million.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   At December 31, 2000, the Company no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold. However, the Company continues to have Prime Group-related commitments, which accounted for $25.7 million of the Company's off-balance-sheet legal commitments at December 31, 2000.

(6) Income Taxes

   Income tax expense (benefit) was as follows for the years ended December 31, 2000, 1999 and 1998:

                                                     2000      1999      1998
                                                   --------  --------  --------
(in thousands)
Current........................................... $ 28,274  $ 75,816  $ 52,273
Deferred..........................................  (27,027)  (42,952)  (12,469)
                                                   --------  --------  --------
    Total......................................... $  1,247  $ 32,864  $ 39,804
                                                   ========  ========  ========

   Additionally, the deferred income tax (benefit) expense related to items included in other comprehensive income was as follows for the years ended December 31, 2000, 1999 and 1998:

                                                      2000      1999     1998
                                                     -------  --------  -------
(in thousands)
Unrealized gains and losses on investments.......... $   --   $(21,477) $12,476
Value of business acquired..........................  (1,265)    4,643     (684)
Deferred insurance acquisition costs................     (85)    1,342     (840)
                                                     -------  --------  -------
    Total........................................... $(1,350) $(15,492) $10,952
                                                     =======  ========  =======

   The actual income tax expense for 2000, 1999 and 1998 differed from the "expected" tax expense for those years as displayed below. "Expected" tax expense was computed by applying the U.S. federal corporate tax rate of 35 percent in 2000, 1999, and 1998 to income before income tax expense.

                                                     2000     1999     1998
                                                    -------  -------  -------
(in thousands)
Computed expected tax expense...................... $17,342  $27,232  $36,734
Difference between "expected" and actual tax
 expense:
  State taxes......................................     737    1,608     (434)
  Amortization of goodwill and other intangibles...   4,589    4,460    4,460
  Dividend received deduction......................  (1,191)     --      (540)
  Foreign tax credit...............................    (214)    (306)    (250)
  Change in valuation allowance.................... (15,201)     --       --
  Recapture of affiliated reinsurance..............  (4,599)     --       --
  Other, net.......................................    (216)    (130)    (166)
                                                    -------  -------  -------
    Total actual tax expense....................... $ 1,247  $32,864  $39,804
                                                    =======  =======  =======

   Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The $4.6 million tax benefit in 2000 is due to the deferred tax effect related to the deemed dividend distribution. (See the note captioned "Summary of Significant Accounting Policies--Reinsurance.") This deferred tax benefit was recognized in the tax provision under current accounting guidance relating to the recognition of deferred taxes.

   The Company only records deferred tax assets if future realization of the tax benefit is more likely than not. The Company has established a valuation allowance to reduce the deferred federal tax asset related to real estate and unrealized losses on investments to a realizable amount. This amount is based on the evidence available and

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES management's judgment. The valuation allowance is subject to future adjustments based upon, among other items, the Company's estimates of future operating earnings and capital gains. The decrease in the valuation allowance in 2000 is related to the ultimate realization of losses on real estate assets disposed of before December 31, 1995, as well as a change in the amount of unrealized losses on investments.

   The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax assets or liabilities were as follows:

                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
  (in thousands)
  Deferred federal tax assets:
    Deferred insurance acquisition costs
     ("DAC Tax")........................    $131,591     $121,723     $86,332
    Unrealized losses on investments....      12,045       43,758         --
    Life policy reserves................      67,260       43,931      27,240
    Unearned revenue....................      58,200       59,349      42,598
    Real estate-related.................       6,515        7,103      13,944
    Other investment-related............       5,330          928       5,770
    Other...............................       4,329        3,133       4,923
                                            --------     --------     -------
      Total deferred federal tax assets.     285,270      279,925     180,807
    Valuation allowance.................     (12,045)     (58,959)    (15,201)
                                            --------     --------     -------
      Total deferred federal tax assets
       after valuation allowance........     273,225      220,966     165,606
                                            --------     --------     -------
  Deferred federal tax liabilities:
    Value of business acquired..........      33,467       55,884      41,598
    Deferred insurance acquisition
     costs..............................      84,280       41,706      32,040
    Depreciation and amortization.......      21,799       19,957      19,111
    Other investment-related............       7,973        7,670      14,337
    Unrealized gains on investments.....         --           --       21,477
    Other...............................       4,925        2,247       1,984
                                            --------     --------     -------
      Total deferred federal tax
       liabilities......................     152,444      127,464     130,547
                                            --------     --------     -------
  Net deferred federal tax assets.......    $120,781     $ 93,502     $35,059
                                            ========     ========     =======

   The net deferred tax assets relate primarily to unearned revenue and the DAC Tax associated with a non-registered individual and group variable bank-owned life insurance contract ("BOLI"). Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets.

   The tax returns through the year 1993 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1994 through 1996 are currently under examination by the IRS.

(7) Related-Party Transactions

   The Company paid cash dividends of $20.0 million, $115.0 million and $95.0 million to Kemper during 2000, 1999 and 1998, respectively. The Company received capital contributions from Kemper of $4.3 million during 1998.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 2000 and 1999, joint venture mortgage loans totaled $67.5 million and $67.2 million, respectively, and during 2000, 1999 and 1998, the Company earned interest income on these joint venture loans of $0.8 million, $0.6 million and $6.8 million, respectively.

   All of the Company's personnel are employees of Federal Kemper Life Assurance Company ("FKLA"), an affiliated company. Expenses are allocated to the Company for the utilization of FKLA employees and facilities and the investment management services of Zurich Scudder Investments, Inc. ("ZSI"), (formerly Scudder Kemper Investments, Inc.), an affiliated company. The Company paid to SKI investment management fees of $1.6 million, $1.8 million and $3.1 million during 2000, 1999 and 1998, respectively. In addition, expenses allocated to the Company from FKLA during 2000, 1999 and 1998 amounted to $23.3 million, $18.3 million and $15.3 million, respectively. The Company also paid to Kemper real estate subsidiaries fees of $0.6 million, $1.0 million and $1.5 million in 2000, 1999 and 1998, respectively, related to the management of the Company's real estate portfolio.

   In 2000, the Company purchased PMG Securities Corporation, PMG Asset Management, Inc., PMG Marketing, Inc., and PMG Life Agency, Inc. (collectively "PMG"), for $5.5 million. The Company owns 100% of the stock of PMG. Also in 2000, the Company transferred $63.3 million in fixed maturities and cash to fund the operations of its newly formed subsidiary, Zurich Kemper Life Insurance Company of New York ("ZKLICONY"). ZKLICONY received its insurance license from the state of New York in January 2001 and expects to begin writing business in the second quarter of 2001.

   At December 31, 2000, the Company held a $100.0 million investment in ZSLM Trust, issued by an affiliate.

   As previously discussed, the Company entered into an interest rate swap in 2000 with ZCM, an affiliated counterparty. (See the note captioned "Summary of Significant Accounting Policies--Derivative instruments" above.)

(8) Reinsurance

   As of December 31, 2000 and 1999, the reinsurance recoverable related to fixed-rate annuity liabilities ceded to an affiliate, Fidelity Life Association ("FLA"), a Mutual Legal Reserve Company, amounted to $262.1 million and $309.7 million, respectively.

   The Company cedes 90 percent of all new direct life insurance premiums to outside reinsurers. Life reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $2.0 million and $595 thousand as of December 31, 2000 and 1999, respectively.

   The Company is party to a funds withheld reinsurance agreement with a Zurich affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the original terms of this agreement, the Company ceded, on a yearly renewable term basis, 90 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI, which is held in the Company's separate accounts. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB and retains a portion of such funds under the terms of the reinsurance agreement in a funds withheld account which is included as a component of benefits and funds payable in the accompanying consolidated balance sheets. During 1998, the Company modified the reinsurance agreement to increase the reinsurance from 90 percent to 100 percent.

   In the fourth quarter of 2000, the yearly renewable term reinsurance agreement between the Company and FKLA was terminated. Premiums and reserves were both reduced by $7.7 million. A difference in the basis of the reserves between GAAP and statutory accounting resulted in a deemed dividend distribution to Kemper of $16.3 million.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Also in the fourth quarter of 2000, the Company assumed from FKLA $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts ("GICs"). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors. This Funding Agreement has a variable rate of interest based upon LIBOR, is an obligation of the Company's general account and is recorded as a future policy benefit. As previously discussed, the Company entered into an interest rate swap in 2000 to exchange the floating-rate interest payments for fixed interest payments.

   The following table contains amounts related to the BOLI funds withheld reinsurance agreement (in millions):

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
      Bank Owned Life Insurance (BOLI)
      (in millions)
      Face amount in force....................... $ 85,358  $ 82,021  $ 66,186
                                                  ========  ========  ========
      Net amount at risk ceded................... $(78,169) $(75,979) $(62,160)
                                                  ========  ========  ========
      Cost of insurance charges ceded............ $  173.8  $  166.4  $  175.5
                                                  ========  ========  ========
      Funds withheld account..................... $  228.8  $  263.4  $  170.9
                                                  ========  ========  ========

   The Company has a funds withheld account ("FWA") supporting reserve credits on reinsurance ceded on the BOLI product. Amendments to the reinsurance contracts during 1998 changed the methodology used to determine increases to the FWA. A substantial portion of the FWA was marked-to-market based predominantly upon the total return of the Government Bond Division of the KILICO Variable Series I Separate Account. During 1998, the Company recorded a $2.5 million increase to the FWA related to this mark-to-market. In November 1998, to properly match revenue and expenses, the Company had also placed assets supporting the FWA in a segmented portion of its General Account. This portfolio was classified as "trading" under Statement of Financial Accounting Standards No. 115 ("FAS 115") at December 31, 1998 and through November 30, 1999. FAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. During 1998, the Company recorded a realized capital gain of $2.8 million upon transfer of these assets from "available for sale" to the trading portfolio as required by FAS 115. In addition, the Company recorded realized capital losses of $7.3 million and $0.2 million related to the changes in fair value of this portfolio during 1999 and 1998, respectively.

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

(9) Postretirement Benefits Other Than Pensions

   FKLA sponsors a health and welfare benefit plan that provides insurance benefits covering substantially all eligible, active and retired employees of FKLA and their covered dependents and beneficiaries. The Company is allocated a portion of the costs of providing such benefits. The Company is self insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $10,000 per participant.

   The allocated accumulated postretirement benefit obligation accrued by the Company amounted to $1.3 million and $1.2 million at December 31, 2000 and 1999, respectively.

   The discount rate used in determining the allocated postretirement benefit obligation was 7.5 percent and 8.0 percent for 2000 and 1999, respectively. The assumed health care trend rate used was based on projected experience for 2000, 6.8 percent for 2001, gradually declining to 5.3 percent by the year 2005 and gradually declining thereafter.

   A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 and 1999 by $78 thousand and $190 thousand, respectively.

(10) Commitments and Contingent Liabilities

   The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

   Although neither the Company nor its joint venture projects have been identified as a "potentially responsible party" under Federal environmental guidelines, inherent in the ownership of, or lending to, real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned or on properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate due to, among other factors, the unknown magnitude of possible exposures, the unknown timing and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

(11) Financial Instruments--Off-Balance-Sheet Risk

   At December 31, 2000, the Company had future legal loan commitments and stand-by financing agreements totaling $29.8 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be collateralized by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

(12) Fair Value of Financial Instruments

   Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES result from offering for sale at one time the Company's entire holdings of a particular financial instrument. A significant portion of the Company's financial instruments are carried at fair value. Fair value estimates for financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

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

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Fixed maturities and equity securities: Fair values were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, ZSI.

     Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

     Policy loans: The carrying value of policy loans approximates the fair value as the Company adjusts the rates to remain competitive.

     Mortgage loans and other real estate-related investments: Fair values were estimated based upon the investments observable market price, net of estimated costs to sell. The estimates of fair value should be used with care given the inherent difficulty in estimating the fair value of real estate due to the lack of a liquid quotable market. Mortgage loans and other real estate-related investments are stated at their aggregate unpaid balances, less a valuation allowance of $18.6 million and $19.9 million in 2000 and 1999, respectively. The real estate portfolio is monitored closely and reserves are adjusted to reflect market conditions. This results in a carrying value that approximates fair value at December 31, 2000 and 1999.

     Other loans and investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values. The fair values of policy loans were estimated by discounting the expected future cash flows using an interest rate charged on policy loans for similar policies currently being issued.

     Life policy benefits: For deposit liabilities with defined maturities, the fair value was based on the discounted value of future cash flows. The discount rate was based on the rate that would be offered for similar deposits at the reporting date. For all other deposit liabilities, primarily deferred annuities and universal life contracts, the fair value was based on the amount payable on demand at the reporting date.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The carrying values and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 were as follows:

                                       December 31, 2000     December 31, 1999
                                     --------------------- ---------------------
                                      Carrying              Carrying
                                       Value    Fair Value   Value    Fair Value
                                     ---------- ---------- ---------- ----------
   (in thousands)
   Financial instruments recorded
    as assets:
     Fixed maturities..............  $3,157,169 $3,157,169 $3,276,017 $3,276,017
     Cash and short-term
      investments..................      50,001     50,001     54,406     54,406
     Mortgage loans and other real
      estate- related assets.......     140,417    140,417    151,623    151,623
     Policy loans..................     256,226    256,226    261,788    261,788
     Equity securities.............      63,879     63,879     61,592     61,592
     Other invested assets.........      21,792     20,109     25,620     26,226
   Financial instruments recorded
    as liabilities:
     Life policy benefits,
      excluding term life reserves.   3,273,573  3,206,501  3,399,299  3,299,254
     Funds withheld account........     228,822    228,822    263,428    263,428

(13) Stockholder's Equity--Retained Earnings

   The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. The maximum amount of dividends which can be paid by the Company without prior approval in 2001 is $20.0 million. The Company paid cash dividends of $20.0 million, $115.0 million and $95.0 million to Kemper during 2000, 1999 and 1998, respectively. The Company reported a deemed dividend distribution of $16.3 million during 2000 related to the recapture of the reinsurance agreement with FKLA.


   The Company's net income and capital and surplus as determined in accordance with statutory accounting principles were as follows:

                                                       2000     1999     1998
                                                     -------- -------- --------
   (in thousands)
   Net income....................................... $ 19,975 $ 59,116 $ 64,871
                                                     ======== ======== ========
   Statutory capital and surplus.................... $397,423 $394,966 $455,213
                                                     ======== ======== ========

   In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Illinois Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company's statutory surplus will be positively impacted upon adoption as a result of the net effect of recording a deferred tax asset, of non-admitting non-operating system software and of non-admitting net affiliated receivables and other changes caused by the Codification.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

(14) Unaudited Interim Financial Information

   The following table sets forth the Company's unaudited quarterly financial information:

                                               Quarter Ended
                            -----------------------------------------------------
                            March 31  June 30   September 30 December 31   Year
                            --------  --------  ------------ ----------- --------
   (in thousands)
   2000 Operating Summary
     Revenue............... $87,648   $103,446    $94,249     $ 75,567   $360,910
                            =======   ========    =======     ========   ========
     Net operating income,
      excluding realized
      gains (losses)....... $12,031   $  9,953    $ 8,710     $ 22,987   $ 53,681
     Net realized
      investment gains
      (losses).............  (1,378)      (105)       948       (4,845)    (5,380)
                            -------   --------    -------     --------   --------
       Net income.......... $10,653   $  9,848    $ 9,658     $ 18,142   $ 48,301
                            =======   ========    =======     ========   ========
   1999 Operating Summary
     Revenue............... $95,646   $ 86,164    $78,301     $103,308   $363,419
                            =======   ========    =======     ========   ========
     Net operating income,
      excluding realized
      gains (losses)....... $11,222   $ 14,385    $11,568     $ 13,972   $ 51,147
     Net realized
      investment gains
      (losses).............    (627)    (1,286)    (5,098)         804     (6,207)
                            -------   --------    -------     --------   --------
       Net income.......... $10,595   $ 13,099    $ 6,470     $ 14,776   $ 44,940
                            =======   ========    =======     ========   ========
   1998 Operating Summary
     Revenue............... $98,026   $110,003    $98,752     $112,958   $419,739
                            =======   ========    =======     ========   ========
     Net operating income,
      excluding realized
      gains................ $ 8,025   $  5,700    $ 7,169     $ 10,541   $ 31,435
     Net realized
      investment gains.....   1,205     10,187      5,818       16,504     33,714
                            -------   --------    -------     --------   --------
       Net income.......... $ 9,230   $ 15,887    $12,987     $ 27,045   $ 65,149
                            =======   ========    =======     ========   ========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

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

   The Company, FKLA, Zurich Life Insurance Company of America, ("ZLICA"), and FLA, operate under the trade name Zurich Kemper Life. For purposes of this operating segment disclosure, Zurich Kemper Life will also include the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

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

   Zurich Kemper Life is segregated into the Life Brokerage, Financial Institutions ("Financial"), Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Kemper Life level. Zurich Kemper Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity. The vast majority of the Company's business is derived from the Financial and RSG SBUs.

   Each SBU's revenue is derived from geographically dispersed areas as Zurich Kemper Life is licensed in the District of Columbia and all states except New York. During 2000, 1999 and 1998, Zurich Kemper Life did not derive net revenue from one customer that exceeded 10 percent of the total revenue of Zurich Kemper Life.

   The principal products and markets of Zurich Kemper Life's SBUs are as follows:

   Life Brokerage: The Life Brokerage SBU develops low cost term, universal life insurance and variable universal life, as well as fixed annuities, to market through independent agencies and national marketing organizations.

   Financial: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and bank-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners. Institutional business includes BOLI and funding agreements (primarily included in FKLA).

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

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Summarized financial information for ZKL's SBU's is as follows:

As of and for the period ending December 31, 2000:

                                           Income Statement
                         --------------------------------------------------------
                            Life
                         Brokerage   Financial      RSG      Direct      Total
(in thousands)           ----------  ----------  ----------  -------  -----------
Revenue
  Premium income........ $   96,744  $      464  $      --   $12,946  $   110,154
  Net investment income.    124,518     198,322      93,299    2,458      418,597
  Realized investment
   losses...............     (4,480)     (4,130)     (3,356)     (88)     (12,054)
  Fees and other income.     61,976      38,869      60,210   43,916      204,971
                         ----------  ----------  ----------  -------  -----------
    Total revenue.......    278,758     233,525     150,153   59,232      721,668
                         ----------  ----------  ----------  -------  -----------
Benefits and Expenses
  Policyholder benefits.    118,556     131,552      63,318    1,650      315,076
  Intangible asset
   amortization.........     55,186      12,782      20,860      --        88,828
  Net deferral of
   insurance acquisition
   costs................    (35,392)    (67,048)    (11,416) (43,259)    (157,115)
  Commissions and taxes,
   licenses and fees....      8,260      84,232      44,431   11,264      148,187
  Operating expenses....     48,166      32,182      29,463   94,635      204,446
                         ----------  ----------  ----------  -------  -----------
    Total benefits and
     expenses...........    194,776     193,700     146,656   64,290      599,422
                         ----------  ----------  ----------  -------  -----------
Income (loss) before
 income tax expense
 (benefit)..............     83,982      39,825       3,497   (5,058)     122,246
Income tax expense
 (benefit)..............     32,873       7,982      (3,914)  (1,762)      35,179
                         ----------  ----------  ----------  -------  -----------
    Net income (loss)... $   51,109  $   31,843  $    7,411  $(3,296) $    87,067
                         ==========  ==========  ==========  =======  ===========
Balance Sheet
  Future policy
   benefits............. $1,954,307  $2,956,326  $1,365,963  $75,065  $ 6,351,661
                         ==========  ==========  ==========  =======  ===========
  Liabilities related to
   separate accounts.... $   23,410  $8,646,454  $2,509,775  $   --   $11,179,639
                         ==========  ==========  ==========  =======  ===========

                                            Liabilities
                          Net      Future   Related to
                        Income     Policy    Separate
               Revenue  (Loss)    Benefits   Accounts
               -------- -------  ---------- -----------
Total revenue,
 net income,
 future policy
 benefits and
 liabilities
 related to
 separate
 accounts,
 respectively,
 from above:.. $721,668 $87,067  $6,351,661 $11,179,639
               -------- -------  ---------- -----------
Less:
  Revenue, net
   income and
   selected
   liabilities
   of FKLA....  268,198  43,922   2,427,185         --
  Revenue, net
   income and
   selected
   liabilities
   of ZLICA...   48,650   7,212     336,336         --
  Revenue, net
   loss and
   selected
   liabilities
   of Zurich
   Direct.....   43,910 (12,368)        --          --
               -------- -------  ---------- -----------
    Totals per
     the
     Company's
     consolidated
     financial
     statements$360,910.$48,301  $3,588,140 $11,179,639
               ======== =======  ========== ===========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

As of and for the period ending December 31, 1999:

                                           Income Statement
                          -------------------------------------------------------
                             Life
                          Brokerage   Financial      RSG      Direct     Total
                          ----------  ----------  ----------  -------  ----------
(in thousands)
Revenue
  Premium income........  $  145,533  $      410  $      --   $ 8,038  $  153,981
  Net investment income.     137,106     175,590     101,202    1,297     415,195
  Realized investment
   gains (losses).......         976      (6,980)        (98)     --       (6,102)
  Fees and other income.      70,477      48,873      35,742   44,528     199,620
                          ----------  ----------  ----------  -------  ----------
    Total revenue.......     354,092     217,893     136,846   53,863     762,694
                          ----------  ----------  ----------  -------  ----------
Benefits and Expenses
  Policyholder benefits.     200,161     112,869      68,801    3,529     385,360
  Intangible asset
   amortization.........      54,957      12,053      13,989      --       80,999
  Net deferral of
   insurance acquisition
   costs................     (37,433)    (43,664)    (20,624) (41,412)   (143,133)
  Commissions and taxes,
   licenses and fees....      21,881      66,702      26,700   17,411     132,694
  Operating expenses....      56,179      25,101      23,611   71,194     176,085
                          ----------  ----------  ----------  -------  ----------
    Total benefits and
     expenses...........     295,745     173,061     112,477   50,722     632,005
                          ----------  ----------  ----------  -------  ----------
Income before income tax
 expense................      58,347      44,832      24,369    3,141     130,689
Income tax expense......      25,707      19,235      10,966    1,114      57,022
                          ----------  ----------  ----------  -------  ----------
    Net income..........  $   32,640  $   25,597  $   13,403  $ 2,027  $   73,667
                          ==========  ==========  ==========  =======  ==========
Balance Sheet
  Future policy
   benefits.............  $2,099,940  $2,620,132  $1,577,944  $34,957  $6,332,973
                          ==========  ==========  ==========  =======  ==========
  Liabilities related to
   separate accounts....  $   20,552  $6,916,807  $2,840,709  $   --   $9,778,068
                          ==========  ==========  ==========  =======  ==========

                                            Liabilities
                          Net      Future   Related to
                        Income     Policy    Separate
               Revenue  (Loss)    Benefits   Accounts
               -------- -------  ---------- -----------
Total revenue,
 net income,
 future policy
 benefits and
 liabilities
 related to
 separate
 accounts,
 respectively,
 from above:.. $762,694 $73,667  $6,332,973 $9,778,068
               -------- -------  ---------- ----------
Less:
  Revenue, net
   income and
   selected
   liabilities
   of FKLA....  305,334  24,801   2,299,783        --
  Revenue, net
   income and
   selected
   liabilities
   of ZLICA...   49,460   8,528     314,357        --
  Revenue, net
   loss and
   selected
   liabilities
   of Zurich
   Direct.....   44,481  (4,602)        --         --
               -------- -------  ---------- ----------
    Totals per
     the
     Company's
     consolidated
     financial
     statements$363,419.$44,940  $3,718,833 $9,778,068
               ======== =======  ========== ==========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


As of and for the period ending December 31, 1998:

                                           Income Statement
                          -------------------------------------------------------
                             Life
                          Brokerage   Financial      RSG      Direct     Total
                          ----------  ----------  ----------  -------  ----------
(in thousands)
Revenue
  Premium income........  $  160,067  $       56  $      --   $ 5,583  $  165,706
  Net investment income.     141,171     180,721     100,695      271     422,858
  Realized investment
   gains................      20,335      33,691      15,659       30      69,715
  Fees and other income.      80,831      40,421      31,074   23,581     175,907
                          ----------  ----------  ----------  -------  ----------
    Total revenue.......     402,404     254,889     147,428   29,465     834,186
                          ==========  ==========  ==========  =======  ==========
Benefits and Expenses
  Policyholder benefits.     243,793     117,742      73,844    2,110     437,489
  Intangible asset
   amortization.........      58,390      15,669      15,703      --       89,762
  Net deferral of
   insurance acquisition
   costs................     (55,569)     (9,444)    (22,964) (22,765)   (110,742)
  Commissions and taxes,
   licenses and fees....      29,539      43,919      22,227   11,707     107,392
  Operating expenses....      61,659      24,924      20,279   35,593     142,455
                          ----------  ----------  ----------  -------  ----------
    Total benefits and
     expenses...........     337,812     192,810     109,089   26,645     666,356
                          ==========  ==========  ==========  =======  ==========
Income before income tax
 expense................      64,592      62,079      38,339    2,820     167,830
Income tax expense......      26,774      24,340      14,794    1,001      66,909
                          ----------  ----------  ----------  -------  ----------
    Net income..........  $   37,818  $   37,739  $   23,545  $ 1,819  $  100,921
                          ==========  ==========  ==========  =======  ==========
Balance Sheet
  Future policy
   benefits.............  $2,225,727  $2,372,144  $1,648,393  $15,069  $6,261,333
                          ==========  ==========  ==========  =======  ==========
  Liabilities related to
   separate accounts....  $    8,497  $4,867,189  $2,223,518  $   --   $7,099,204
                          ==========  ==========  ==========  =======  ==========

                                             Liabilities
                          Net       Future   Related to
                         Income     Policy    Separate
               Revenue   (Loss)    Benefits   Accounts
               -------- --------  ---------- -----------
Total revenue,
 net income,
 future policy
 benefits and
 liabilities
 related to
 separate
 accounts,
 respectively,
 from above:.. $834,186 $100,921  $6,261,333 $7,099,204
               -------- --------  ---------- ----------
Less:
  Revenue, net
   income and
   selected
   liabilities
   of FKLA....  336,841   35,953   2,037,683        --
  Revenue, net
   loss and
   selected
   liabilities
   of ZLICA...   54,058   (1,066)    317,259        --
  Revenue, net
   income and
   selected
   liabilities
   of Zurich
   Direct.....   23,548      885         --         --
               -------- --------  ---------- ----------
    Totals per
     the
     Company's
     consolidated
     financial
     statements$419,739.$ 65,149  $3,906,391 $7,099,204
               ======== ========  ========== ==========

(16) Subsequent Event

   In February 2001, the Company sold to FKLA a $60.0 million group variable life insurance policy covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance, will permit FKLA to indirectly fund certain of its employee benefit obligations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Name and Age
 Position with Kemper
    Investors Life
   Insurance Company
      ("KILICO")
   Year of Election      Other Business Experience During Past 5 Years or More
 --------------------    -----------------------------------------------------
Gale K. Caruso (43)      President and Chief Executive Officer of Federal Kemper
 President and Chief     Life Assurance Company ("FKLA"), Fidelity Life
 Executive Officer       Association ("FLA") and Zurich Life Insurance Company of
 since June 1999.        America ("ZLICA"). President and Chief Executive Officer
 Director since July     of Zurich Direct, Incorporated ("ZD") since April 2000.
 1999.                   Director of FKLA, FLA and ZLICA since July 1999 and of ZD
                         since March 2000. President and Chief Executive Officer
                         of Zurich Kemper Life Insurance Company of New York
                         ("ZKLICONY") since April 2000 and Director since October
                         1999. Chairman and Director of Investors Brokerage
                         Services, Inc. ("IBS") since May 2000 and of Investors
                         Brokerage Services Insurance Agency, Inc. ("IBSIA") since
                         March 2000. Chairman and Director of PMG Asset
                         Management, Inc. ("PMGAM"), PMG Life Agency Inc.
                         ("PMGLA"), PMG Marketing, Inc. ("PMG Marketing") and PMG
                         Securities Corporation ("PMG Securities") since March
                         2000. Executive Vice President and Director of Kemper
                         Corporation ("Kemper") since February 2000. Chairman,
                         President and Chief Executive Officer of Scudder Canada
                         Investor Services, Ltd. from 1995 to June 1999. Managing
                         Director of Scudder Kemper Investments, Inc. from July
                         1986 to June 1999.
Eliane C. Frye (53)      Executive Vice President of FKLA and FLA since March
 Executive Vice          1995. Executive Vice President of ZLICA and ZD since
 President since March   March 1996. Executive Vice President of ZKLICONY since
 1995. Director since    April 2000 and Director since October 1999. Director of
 May 1998.               FLA since December 1997. Director of FKLA and ZLICA since
                         May 1998. Director of ZD from March 1996 to March 1997.
                         Director of IBS and IBSIA since 1995.
Frederick L. Blackmon    Executive Vice President of FKLA, FLA, ZLICA and ZD since
 (49)                    June 2000. Chief Financial Officer of FKLA since December
 Executive Vice          1995. Chief Financial Officer of FLA since January 1996.
 President since June    Chief Financial Officer of ZLICA and ZD since March 1996.
 2000. Chief Financial   Senior Vice President and Chief Financial Officer of
 Officer since December  ZKLICONY since April 2000. Director of FKLA and ZLICA
 1995.                   since January 2001. Senior Vice President of KILICO and
 Director since January  FKLA from December 1995 to June 2000. Senior Vice
 2001.                   President of FLA from January 1996 to June 2000. Senior
                         Vice President of ZLICA and ZD from March 1996 to June
                         2000. Director of FLA since May 1998. Director of ZD from
                         March 1996 to March 1997 and since January 2001. Chief
                         Financial Officer of Kemper since January 1996. Treasurer
                         of Kemper from January 1996 to February 2000.
Russell M. Bostick (43)  Executive Vice President of FKLA, FLA, ZLICA and ZD since
 Executive Vice          June 2000. Chief Information Officer of FKLA, FLA, ZLICA
 President since June    and ZD since April 1998. Senior Vice President and Chief
 2000. Chief             Information Officer of ZKLICONY since April 2000. Senior
 Information Officer     Vice President of FKLA, FLA,
 since April 1998.

     Name and Age
 Position with KILICO
   Year of Election      Other Business Experience During Past 5 Years or More
 --------------------    -----------------------------------------------------
                         ZLICA and ZD from March 1999 to June 2000. Vice President
                         of FKLA, FLA, KILICO, ZLICA and ZD from April 1998 to
                         March 1999. Chief Technology Officer of Corporate
                         Software & Technology from June 1997 to April 1998. Vice
                         President, Information Technology Department of CNA
                         Insurance Companies from January 1995 to June 1997.
James C. Harkensee (42)  Executive Vice President of FKLA, FLA, ZLICA and ZD since
 Executive Vice          June 2000. Senior Vice President of ZKLICONY since April
 President since June    2000 and Director since October 1999. Senior Vice
 2000.                   President of KILICO, FKLA and FLA from January 1996 to
                         June 2000. Senior Vice President of ZLICA and ZD from
                         1995 to June 2000. Director of ZD from April 1993 to
                         March 1997 and since March 1998.
James E. Hohmann (45)    Executive Vice President of FKLA, FLA, ZLICA and ZD since
 Executive Vice          June 2000. Senior Vice President of ZKLICONY since April
 President since June    2000. Senior Vice President of KILICO and FKLA from
 2000.                   December 1995 to June 2000. Chief Actuary of KILICO and
 Director since May      FKLA from December 1995 to January 1999. Senior Vice
 1998.                   President of FLA from January 1996 to June 2000. Chief
                         Actuary of FLA from January 1996 to January 1999. Senior
                         Vice President of ZLICA and ZD from March 1996 to June
                         2000. Chief Actuary of ZLICA and ZD from March 1996 to
                         January 1999. Director of FLA since June 1997. Director
                         of FKLA and ZLICA since May 1998. Director of ZD from
                         March 1996 to March 1997.
Edward K. Loughridge     Executive Vice President of FKLA, FLA, ZLICA and ZD since
 (46)                    June 2000. Corporate Development Officer of FKLA and FLA
 Executive Vice          since January 1996. Corporate Development Officer for
 President since June    ZLICA and ZD since March 1996. Senior Vice President and
 2000. Corporate         Corporate Development Officer of ZKLICONY since April
 Development Officer     2000. Senior Vice President of KILICO, FKLA and FLA from
 since January 1996.     January 1996 to June 2000. Senior Vice President of ZLICA
                         and ZD from March 1996 to June 2000.
Debra P. Rezabek (45)    Executive Vice President of FKLA, FLA, ZLICA and ZD since
 Executive Vice          June 2000. General Counsel of FKLA and FLA since 1992.
 President since June    General Counsel ZLICA and ZD since March 1996. Corporate
 2000. General Counsel   Secretary of FKLA and FLA since January 1996. Corporate
 since May 1993.         Secretary of ZLICA and ZD since March 1996. Director of
 Corporate Secretary     FKLA and ZLICA since January 2001. Senior Vice President
 since January 1996.     of KILICO, FKLA, FLA, ZLICA and ZD from March 1996 to
 Director since January  June 2000. Director of FLA since May 1998. Director of ZD
 2001.                   from March 1996 to March 1997. Senior Vice President,
                         General Counsel and Corporate Secretary of ZKLICONY since
                         April 2000. Secretary of IBS and IBSIA since 1993.
                         Secretary of PMGAM, PMGLA, PMG Marketing and PMG
                         Securities since March 2000. Director of Government
                         Affairs of FKLA and FLA from 1992 to April 1997 and of
                         KILICO from 1993 to April 1997. Assistant Secretary of
                         Kemper since January 1996.
Edward L. Robbins (61)   Executive Vice President of FKLA, FLA, ZLICA and ZD since
 Executive Vice          June 2000. Chief Actuary of FKLA, FLA, ZLICA and ZD since
 President since June    March 1999. Senior Vice President and Chief Actuary of
 2000. Chief Actuary     ZKLICONY since April 2000. Senior Vice President of
 since March 1999.       KILICO, FKLA, FLA, ZLICA and ZD from March 1999 to June
                         2000. Senior Actuary of FKLA,

      Name and Age
  Position with KILICO
    Year of Election      Other Business Experience During Past 5 Years or More
  --------------------    -----------------------------------------------------
                          FLA, KILICO, ZLICA and ZD from July 1998 to March 1999.
                          Principal of KPMG Peat Marwick LLP from May 1984 to July
                          1998.
Ivor K. H. Tham (38)      Executive Vice President of FKLA, FLA and ZLICA since
 Executive Vice           September 2000 and of ZD since January 2001. Vice
 President since          President of Mass Mutual Financial from 1999 to September
 September 2000.          2000. Assistant Vice President of Times Publishing Ltd.
                          from 1994 to 1999.
George Vlaisavljevich     Executive Vice President of FKLA, FLA, ZLICA and ZD since
 (58)                     June 2000. Senior Vice President of KILICO, FKLA, FLA and
 Executive Vice           ZLICA since October 1996. Senior Vice President of ZD
 President since June     since March 1997. Senior Vice President of ZKLICONY since
 2000.                    April 2000. Director of IBS and IBSIA since October 1996.
                          Director of PMGAM, PMGLA, PMG Marketing and PMG
                          Securities since March 2000. Executive Vice President of
                          The Copeland Companies from April 1983 to September 1996.
Martin D. Feinstein (52)  Chairman of the Board of FKLA, FLA and ZLICA since
 Chairman of the Board    January 2001. Chairman of the Board of Farmers Group,
 since January 2001.      Inc. ("FGI") since November 1997 and President since
                          January 1995. Chief Executive Officer of FGI since
                          January 1995 and Director since February 1995. Member of
                          Group Management Board of Zurich Financial Services since
                          March 1998. Director of Zurich Scudder Investments, Inc.
                          since January 2001. Director of Farmers New World Life.
                          Chief Operating Officer of FGI from January 1995 to
                          January 1997. Director of B.A.T. from January 1997 to
                          September 1998.

Item 11. Executive Compensation

                          SUMMARY COMPENSATION TABLE

                                                                  Long Term
                                                                 Compensation
                              Annual Compensation                   Awards
                             ---------------------              --------------
                                                      Other       Long Term
                                                      Annual    Incentive Plan  All Other
Name and Principal                                 Compensation    Payouts     Compensation
Position                Year Salary($) Bonus($)(2)    ($)(3)        ($)(2)        ($)(4)
------------------      ---- --------- ----------- ------------ -------------- ------------
Gale K. Caruso......... 2000 $179,500   $    --      $10,866       $    --       $14,094
 Chief Executive
  Officer(1)            1999   91,636     93,840      23,088        117,600        4,800

Frederick L. Blackmon.. 2000  109,760        --        7,060            --        11,637
 Executive Vice
  President and         1999  113,420     62,805      20,545         90,630       13,640
 Chief Financial
  Officer(1)            1998   94,160     63,800         --          78,540        8,977

George Vlaisavljevich.. 2000  260,000        --       17,493            --        30,750
 Executive Vice
  President(1)          1999  260,000    152,500         --         208,000       30,600
                        1998  260,000    146,000         --         216,600       23,236

James E. Hohmann....... 2000  252,200        --       15,105            --        29,197
 Executive Vice
  President(1)          1999  237,650    141,620         --         190,120       31,767
                        1998   88,400     71,175         --          79,560        7,823

Edward Robbins......... 2000  110,250        --        6,382            --        11,937
 Executive Vice
  President and         1999   90,000        --        4,575            --         4,625
 Chief Actuary(1)       1998   29,538        --          --             --           --

--------
(1) Also served in same positions for FKLA, ZLICA and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.
(2) Annual bonuses are paid pursuant to annual incentive plans. The amounts of the bonuses and long-term compensation awards earned in 2000 for all officers were not available as of the date of this filing.
(3) The amounts disclosed in this column include:
  (a) The taxable benefit from personal use of an employer-provided automobile and certain estate planning services facilitated for executives.
  (b) Relocation expense reimbursements of $18,574 in 1999 for Ms. Caruso.
(4) The amounts in this column include:
  (a) The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations.
  (b) Distributions from the Kemper and FKLA supplemental plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   (a) As of March 1, 2001, 100% of the outstanding shares of KILICO were owned by Kemper Corporation, 1 Kemper Drive, Long Grove, Illinois 60049.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements.

     A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 23 in ITEM 8.

   (a)(2) Schedules.

     The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 2000 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are not applicable.

     Schedule Title                                                        Page
     -------- -----                                                        ----
              Supplementary insurance information at December 31, 2000
     III      and 1999...................................................   57
     IV       Reinsurance, for the year ended December 31, 2000*.........   58
              Valuation and qualifying accounts, for the year ended
     V        December 31, 2000*.........................................   59

--------
  * This schedule for the years ended December 31, 1999 and 1998 is incorporated by reference to KILICO's Form 10-K filed on March 28, 2000 and on March 26, 1999, respectively.

   (a)(3) Exhibits.

     The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

   (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2000.

   (c) Exhibits.

     Exhibit No. Description
     ----------- -----------
     3(a)        Articles of Incorporation are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1
                 (File No. 333-02491) filed on or about April 12, 1996.

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

     Exhibit No. Description
     ----------- -----------
     4(e)        Form of Endorsement to Certificate to Variable and Market
                 Value Adjusted Deferred Annuity Contract is incorporated
                 herein by reference to Exhibits filed with Post-Effective
                 Amendment No. 4 to the Registration Statement on Form N-4 for
                 KILICO Variable Annuity Separate Account (File No. 33-43501)
                 filed November 19, 1993.

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

     24          Power of Attorney (filed herewith)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Long Grove, State of Illinois, on the 28th day of March, 2001.

                                          Kemper Investors Life Insurance
                                           Company

                                                  /s/ Gale K. Caruso*
                                          By: _________________________________
                                                      Gale K. Caruso
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 has been signed below by the following persons on behalf of Kemper Investors Life Insurance Company in the capacities indicated on the 28th day of March, 2001.

                 Signature                                     Title
                 ---------                                     -----


       /s/ Martin D. Feinstein*             Chairman of the Board
___________________________________________
            Martin D. Feinstein

          /s/ Gale K. Caruso*               President, Chief Executive Officer and
___________________________________________   Director
              Gale K. Caruso

      /s/ Frederick L. Blackmon*            Executive Vice President and Chief
___________________________________________   Financial Officer
           Frederick L. Blackmon

          /s/ Eliane C. Frye*               Director
___________________________________________
              Eliane C. Frye


     /s/ David S. Jorgensen               Senior Vice President, Controller
*By: ________________________________     and Treasurer
         David S. Jorgensen,
   Pursuant to a Power of Attorney

                                                                    SCHEDULE III

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               December 31, 2000
                                 (in thousands)

                                                                       Other
                                                          Future   Policyholder
                                       Deferred Policy    Policy   Benefits and
Segment                                Acquisition Cost  Benefits  Funds Payable
-------                                ---------------- ---------- -------------
Life Brokerage Strategic Business
 Unit ("SBU")........................      $294,387     $1,954,307   $338,686
Financial Institutions SBU...........       133,785      2,956,326    121,178
Retirement Solutions Group ("RSG")
 SBU.................................        84,822      1,365,963     55,300
Direct SBU...........................       110,893         75,065     50,354
                                           --------     ----------   --------
Subtotal.............................       623,887      6,351,661    565,518
Deduct:
Zurich Life Insurance Company of
 America ("ZLICA")...................       140,732        336,336      2,590
Federal Kemper Life Assurance Company
 ("FKLA")............................       242,354      2,427,185    163,343
Zurich Direct........................           --             --         --
                                           --------     ----------   --------
                                            383,086      2,763,521    165,933
                                           --------     ----------   --------
Net KILICO...........................      $240,801     $3,588,140   $399,585
                                           ========     ==========   ========

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               December 31, 1999
                                 (in thousands)

                                                                       Other
                                                          Future   Policyholder
                                       Deferred Policy    Policy   Benefits and
Segment                                Acquisition Cost  Benefits  Funds Payable
-------                                ---------------- ---------- -------------
Life Brokerage SBU....................     $245,605     $2,099,940   $347,207
Financial Institutions SBU............       75,324      2,620,132    158,607
RSG SBU...............................       78,709      1,577,944     92,787
Direct SBU............................       74,312         34,957     81,657
                                           --------     ----------   --------
Subtotal..............................      473,950      6,332,973    680,258
Deduct:
ZLICA.................................      108,610        314,357     12,370
FKLA..................................      205,673      2,299,783    210,560
Zurich Direct.........................          --             --         --
                                           --------     ----------   --------
                                            314,283      2,614,140    222,930
                                           --------     ----------   --------
Net KILICO............................     $159,667     $3,718,833   $457,328
                                           ========     ==========   ========

                                                                    SCHEDULE IV

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                         Year Ended December 31, 2000
                                (in thousands)

                                                    Assumed From            Percentage of
                             Gross      Ceded to       Other        Net         Amount
Description                 Amount      Other(1)    Companies(2)   Amount   Assumed to Net
-----------               ----------- ------------  ------------ ---------- --------------
Life insurance in force.  $88,681,157 $(79,537,477)    $  --     $9,143,680      0.0%
                          =========== ============     ======    ==========     =====
Life insurance premiums.  $       806 $       (131)    $7,719    $    8,394     92.0%
                          =========== ============     ======    ==========     =====

--------
(1) Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.
(2) Premiums assumed during 2000 were from an affiliated company, Federal Kemper Life Assurance Company.

                                                                      SCHEDULE V

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                          Year Ended December 31, 2000
                                 (in thousands)

                                             Additions
                                    ---------------------------
                         Balance at Charged to    Charged to                Balance at
                         Beginning  Costs and  Other Accounts-- Deductions    End of
Description              of Period   Expenses      Describe     --Describe    Period
-----------              ---------- ---------- ---------------- ----------  ----------
Asset valuation
 reserves:
  Joint venture mortgage
   loans................  $16,433    $   --        $   --         $  --      $16,433
  Third-party mortgage
   loans................      --         --            --            --          --
  Other real estate-
   related investments..    3,423        --            --          1,240       2,183
                          -------    -------       -------        ------     -------
    Total...............  $19,856    $   --        $   --         $1,240(1)  $18,616
                          =======    =======       =======        ======     =======

--------
(1) These deductions represent the net effect on the valuation reserve of write-downs, sales, foreclosures and restructurings.

                               INDEX TO EXHIBITS

 Exhibit
  No.      Description
 -------   -----------

 24        Power of Attorney

