Form 10-Q
period 2001-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2001-05-15
CIK 351754

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

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

     As of May 1, 2001, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

     * Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389 and 333-32632.

                    KEMPER INVESTORS LIFE INSURANCE COMPANY
                                   FORM 10-Q



     PART I.  FINANCIAL STATEMENTS                                    PAGE NO.



      Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000...............................3

      Consolidated Statements of Operations -
          Three months ended March 31, 2001 and 2000.........................4

      Consolidated Statements of Comprehensive Income -
          Three months ended March 31, 2001 and 2000.........................5

      Consolidated Statements of Cash Flows -
          Three months ended March 31, 2001 and 2000.........................6


      Notes to Consolidated Financial Statements.............................7


      Management's Discussion and Analysis
          Results of Operations..............................................9
          Investments.......................................................13
          Liquidity and Capital Resources...................................15



     PART II.  OTHER INFORMATION

      ITEM 4.  Submission of Matters to a Vote of Security Holders..........16


      ITEM 6.  Exhibits and Reports on Form 8-K.............................16


      Signatures............................................................17

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

                                                   March 31       December 31
                                                     2001            2000
                                                  (unaudited)
                                                  -----------     -----------
ASSETS
Investments:
 Fixed maturities, available for sale, at fair
  value (amortized cost: March 31, 2001,
  $3,193,795; December 31, 2000, $3,189,719)      $ 3,221,484     $ 3,157,169
 Equity securities (cost: March 31, 2001 and
    December 31, 2000, $65,473)                        66,240          63,879
 Short-term investments                                 2,433          15,900
 Joint venture mortgage loans                          67,522          67,473
 Third-party mortgage loans                            63,448          63,476
 Other real estate-related investments                  8,580           9,468
 Policy loans                                         252,185         256,226
 Other invested assets                                 22,091          21,792
                                                  -----------      ----------
 Total investments                                  3,703,983       3,655,383

Cash                                                   33,484          34,101
Accrued investment income                             133,931         134,585
Reinsurance recoverable                               256,460         310,183
Deferred insurance acquisition costs                  266,720         240,801
Value of business acquired                             88,491          95,621
Goodwill                                              187,977         191,163
Other intangible assets                                 5,156           4,531
Deferred income taxes                                 105,129         120,781
Receivable on sales of securities                      35,205           8,286
Other assets and receivables                           30,998          31,569
Assets held in separate accounts                   11,017,937      11,179,639
                                                  -----------     -----------
 Total assets                                     $15,865,471     $16,006,643
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits                            $ 3,559,822     $ 3,588,140
Other policyholder benefits and funds payable         406,078         399,585
Other accounts payable and liabilities                 93,290         109,152
Liabilities related to separate accounts           11,017,937      11,179,639
                                                  -----------     -----------
 Total liabilities                                 15,077,127     $15,276,516
                                                  -----------     -----------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock - $10 par value, authorized
   300,000 shares; outstanding 250,000 shares           2,500           2,500
Additional paid-in capital                            804,347         804,347
Accumulated other comprehensive income (loss)          15,941         (32,718)
Retained deficit                                      (34,444)        (44,002)
                                                  -----------     -----------
 Total stockholder's equity                           788,344         730,127
                                                  -----------     -----------
 Total liabilities and stockholder's equity       $15,865,471     $16,006,643
                                                  ===========     ===========

     See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)


                                                Three Months Ended
                                                     March 31
                                               --------------------
                                                  2001      2000
                                               --------   ---------
REVENUE
Net investment income                          $ 62,686   $ 66,259
Realized investment gains (losses)                2,116     (2,120)
Premium income                                      164      5,003
Separate account fees and charges                16,749     15,154
Other income                                      9,357      3,352
                                               --------   --------
  Total revenue                                  91,072     87,648
                                               --------   --------

BENEFITS AND EXPENSES
Interest credited to policyholders               35,665     37,236
Claims incurred and other policyholder
 benefits                                         5,911      4,991
Taxes, licenses and fees                          3,061      2,805
Commissions                                      36,542     23,369
Operating expenses                               16,361     14,429
Deferral of insurance acquisition costs         (33,014)   (25,024)
Amortization of insurance acquisition costs       6,819      4,148
Amortization of value of business acquired        3,263      4,140
Amortization of goodwill                          3,186      3,186
Amortization of other intangible assets             122        -
                                               --------   --------
  Total benefits and expenses                    77,916     69,280
                                               --------   --------

Income before income tax expense                 13,156     18,368


Income tax expense (benefit)
  Current                                        (4,384)      (623)
  Deferred                                        7,982      8,338
                                               --------   --------
  Total income tax expense                        3,598      7,715
                                               --------   --------
Net income                                     $  9,558   $ 10,653
                                               ========   ========



See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

                                                              Three Months Ended
                                                                    March 31
                                                              -------------------
                                                                 2001       2000
                                                               -------    -------
Net income                                                     $ 9,558    $10,653
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses) on investments
  arising during period:
    Unrealized holding gains (losses) on investments            52,325     (9,113)
    Adjustment to value of business acquired                    (3,893)       213
    Adjustment to deferred insurance acquisition costs            (278)      (959)
                                                               -------    -------
      Total unrealized holding gains (losses) on
        investments arising during period                       48,154     (9,859)
                                                               -------    -------
 Less reclassification adjustments for items included
   in net income:
    Adjustment for (gains) losses included in realized
     investment gains (losses)                                  (6,845)    (1,155)
    Adjustment for amortization of premium on fixed
     maturities included in net investment income               (1,302)    (1,353)
    Adjustment for (gains) losses included in amortization
     of value of business acquired                                 (26)      (106)
    Adjustment for (gains) losses included in amortization
     of insurance acquisition costs                                 (2)      (982)
      Total reclassification adjustments for                   -------    -------
       items included in net income                             (8,175)    (3,596)
                                                               -------    -------
Other comprehensive income (loss), before related
   income tax expense                                           56,329     (6,263)

Related income tax expense                                       7,670        120
                                                               -------    -------
Other comprehensive income (loss), net of tax                   48,659     (6,383)
                                                               -------    -------
Comprehensive income                                           $58,217    $ 4,270
                                                               =======    =======

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                   Three Months Ended
                                                                        March 31
                                                                -----------------------
                                                                    2001       2000
                                                                ----------  -----------
Cash flows from operating activities
  Net income                                                    $   9,558   $  10,653
  Reconcilement of net income to net cash provided:
    Realized investment (gains) losses                             (2,116)      2,120
    Interest credited and other charges                            37,535      37,180
    Deferred insurance acquisition costs, net                     (26,195)    (20,876)
    Amortization of value of business acquired                      3,263       4,140
    Amortization of goodwill                                        3,186       3,186
    Amortization of discount and premium on investments             1,302       1,455
    Amortization of other intangibles assets                          122           -
    Deferred income taxes                                           7,982       8,338
    Net change in current federal income taxes                      1,291     (17,897)
    Benefits and premium taxes due related to separate
     account business-owned life insurance                            403      15,152
    Other, net                                                    (34,257)    (10,581)
                                                                ---------   ---------
    Net cash flow from operating activities                         2,074      32,870
                                                                ---------   ---------
Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity                              36,977      26,759
    Fixed maturities sold prior to maturity                       289,545     209,812
    Equity securities                                                   -       1,104
    Mortgage loans, policy loans and other invested assets         15,295      12,969
  Cost of investments purchased or loans originated:
    Fixed maturities                                             (329,924)   (164,218)
    Equity securities                                                   -      (1,257)
    Mortgage loans, policy loans and other invested assets         (9,847)     (8,261)
    Investment in subsidiaries                                       (748)          -
  Short-term investments, net                                      13,467      22,411
  Net change in receivable and payable for securities
    transactions                                                   (4,883)          -
  Net change in other assets                                          776      (1,279)
                                                                ---------   ---------
    Net cash from investing activities                             10,658      98,040
                                                                ---------   ---------
Cash flows from financing activities
  Policyholder account balances:
    Deposits                                                      168,460     122,128
    Withdrawals                                                  (180,590)   (243,055)
  Other                                                            (1,219)      7,170
                                                                ---------   ---------
   Net cash used in financing activities                          (13,349)   (113,757)
                                                                ---------   ---------
   Net increase (decrease)in cash                                    (617)     17,153
Cash, beginning of period                                          34,101      12,015
                                                                ---------   ---------
Cash, end of the period                                         $  33,484   $  29,168
                                                                =========   =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Kemper Investors Life Insurance Company is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states, except New York. Zurich Kemper Life Insurance Company of New York, a newly formed, wholly-owned subsidiary, received its license from the state of New York early in 2001 and expects to begin writing business in the second quarter of 2001. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO" or "the Company"), is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a non-operating holding company.

2. In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 2000 Annual Report on Form 10-K.

   The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

3. The Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life, formerly known as Zurich Kemper Life. For purposes of operating segment disclosure, Zurich Life also includes the operations of Zurich Direct, Inc., an affiliated direct marketing agency and excludes FLA, as it is owned by its policyholders.

   Zurich Life is segregated by Strategic Business Unit ("SBU"). The SBU concept has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Life because it is at the SBU level that Zurich Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of Zurich Life's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of accounting principles generally accepted in the United States of America.

   Zurich Life is segregated into the Life Brokerage, Financial Institutions ("Financial"), Retirement Solutions Group ("RSG") and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity. The vast majority of KILICO's business is derived from the Financial and RSG SBUs.

Summarized financial information for Zurich Life's ("ZL") SBUs are as follows:

As of and for the period ending March 31, 2001:
(in thousands)

                            Life
                         Brokerage     Financial      RSG         Direct       Total
                        ----------    ----------   ----------   ----------   -----------
Total revenues          $   80,053    $   64,640   $   37,898   $   16,600   $   199,191
                        ==========    ==========   ==========   ==========   ===========
Net income              $   10,217    $    6,322   $    2,355   $   (2,129)  $    16,765
                        ==========    ==========   ==========   ==========   ===========
Future policy benefits  $1,928,213    $2,958,003   $1,336,209   $   93,791   $ 6,316,216
                        ==========    ==========   ==========   ==========   ===========
Liabilities related to
 separate accounts      $   20,504    $8,815,211   $2,182,222   $        -   $11,017,937
                        ==========    ==========   ==========   ==========   ===========

                                                                                      Liabilities
                                                                 Net       Future      Related to
                                                               Income      Policy       Separate
                                                 Revenue       (Loss)     Benefits      Accounts
                                                 --------     --------   ----------   -----------
Total revenue, net income, future policy
 benefits and liabilities related to separate
 accounts respectively, of ZL from above:        $199,191     $16,765    $6,316,216   $11,017,937
Less:
 Revenue, net income & selected liabilities
  of FKLA                                          81,550       5,654     2,419,375             -
 Revenue, net income & selected liabilities
  of ZLICA                                         16,373       4,677       337,019             -
 Revenue, net (loss) & selected liabilities
  of Zurich Direct                                 10,196      (3,124)            -             -
                                                 --------     -------    ----------   -----------
 Totals per the Company's consolidated
  financial statements                           $ 91,072     $ 9,558    $3,559,822   $11,017,937
                                                 ========     =======    ==========   ===========

As of and for the period ending March 31, 2000:
(in thousands)

                            Life
                         Brokerage    Financial      RSG         Direct       Total
                        ----------   ----------   ----------     ------   -----------
Total revenues          $   85,902   $   53,925   $   36,550    $18,707   $   195,084
                        ==========   ==========   ==========    =======   ===========
Net income              $    4,895   $    4,788   $    3,704    $ 1,816   $    15,203
                        ==========   ==========   ==========    =======   ===========
Future policy benefits  $2,062,856   $2,645,867   $1,536,232    $42,660   $ 6,287,615
                        ==========   ==========   ==========    =======   ===========
Liabilities related to
 separate accounts      $   23,689   $7,212,041   $2,888,769    $     -   $10,124,499
                        ==========   ==========   ==========    =======   ===========

                                                                                      Liabilities
                                                                Net       Future       Related to
                                                              Income      Policy        Separate
                                                 Revenue      (Loss)     Benefits       Accounts
                                                 --------    --------    ---------    -----------
Total revenue, net income, future policy
 benefits and liabilities related to separate
 accounts respectively, of ZL from above:        $195,084     $15,203    $6,287,615   $10,124,499
Less:
 Revenue, net income & selected liabilities
  of FKLA                                          80,032       3,694     2,348,887             -
 Revenue, net income & selected liabilities
  of ZLICA                                         13,553       1,794       313,760             -
 Revenue, net (loss) & selected liabilities
  of Zurich Direct                                 13,851        (938)            -             -
                                                 --------     -------    ----------   -----------
 Totals per the Company's consolidated
  financial statements                           $ 87,648     $10,653    $3,624,968   $10,124,499
                                                 ========     =======    ==========   ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded net income of $9.6 million in the first quarter of 2001, compared with net income of $10.7 for the first quarter of 2000.

   The following table reflects the components of net income:

   Net income:
   (in millions)
                                                                      Three months ended
                                                                           March 31
                                                                      ------------------
                                                                        2001      2000
                                                                      -------    -------
   Operating earnings before amortization of
       goodwill and other intangibles                                  $11.5      $15.3
   Amortization of goodwill and other intangibles                       (3.3)      (3.2)
   Net realized capital gains (losses)                                   1.4       (1.4)
                                                                       -----      -----
      Net income                                                       $ 9.6      $10.7
                                                                       =====      =====

   The following table reflects the major components of net realized capital gains and losses included in net income.

   Net realized capital gains (losses)
    (in millions)

                                                  Three months ended
                                                       March 31
                                                  ------------------
                                                    2001     2000
                                                  -------   --------
   Fixed maturities                               $ 2.0     $(2.3)
   Equity securities                                  -        .1
   Real estate-related investments and other         .1        .1
                                                  -----     -----
   Realized investment gains
    (losses)                                        2.1      (2.1)
   Income tax expense (benefit)                      .7       (.7)
                                                  -----     -----
   Net realized capital gains
     (losses)                                     $ 1.4     $(1.4)
                                                  =====     =====

   Operating earnings before amortization of goodwill decreased to $11.5 million in the first quarter of 2001, compared with $15.3 million in the first quarter of 2000. This decrease was primarily due to:

   . a decrease in spread revenue (net investment income less interest credited to policyholders)
   . a decrease in premium income
   . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and
   . an increase in the amortization of insurance acquisition costs, offset by . an increase in separate account fees
   . an increase in other income, and
   . a decrease in income tax expense

The following table reflects our sales:

Sales and reinsurance assumed
(in millions)

                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                               2001      2000
                                                             -------    -------
Annuities:
  Variable                                                   $ 457.0    $ 267.7
  Fixed                                                         39.3       35.4
                                                             -------    -------
    Total annuities                                            496.3      303.1
                                                             -------    -------
Life insurance:
  Separate account business-owned life insurance ("BOLI")      173.3      112.8
  Separate account variable universal life insurance             8.4        5.8
  Term life                                                       .2        5.0
  Interest-sensitive life                                         .3         .1
                                                             -------    -------
    Total life                                                 182.2      123.7
                                                             -------    -------
Total sales                                                  $ 678.5    $ 426.8
                                                             =======    =======

  Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, increased $189.3 million in the first quarter of 2001, compared with the first quarter of 2000. The increase in the variable annuity deposits is primarily due to continued strong sales of our DESTINATIONS/SM/ product that offers both a variable and a fixed option, including dollar cost averaging. Dollar cost averaging allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time in order to reduce the effects of significant market fluctuations.

  Fixed annuity deposits increased $3.9 million in the first quarter of 2001, compared with the first quarter of 2000, as investors continue to seek a more stable return on their investments during a time of market volatility.

  The increase in BOLI sales in 2001 was primarily due to the sale of a $60.0 million group variable life policy to Federal Kemper Life Assurance Company ("FKLA") in February 2001, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance, will permit FKLA to indirectly fund certain of its employee benefit obligations.

  The following table reflects our assets under management:

Assets Under Management
(in millions)

                                March 31    December 31    March 31
                                  2001         2000          2000
                               ---------    -----------    ---------
 General account               $ 3,737.5     $ 3,689.5     $ 3,739.5
 Separate account - BOLI         7,017.4       6,905.9       5,927.9
 Separate account -- non BOLI    4,000.5       4,273.7       4,196.6
                               ---------     ---------     ---------
  Total                        $14,755.4     $14,869.1     $13,864.0
                               =========     =========     =========

Total assets under management decreased slightly from December 31, 2000, to March 31, 2001 primarily reflecting the fluctuations in the equity markets. The decrease was somewhat mitigated by the increase in sales, partially offset by policyholder surrenders, withdrawals and death benefits for the period.

Premium income decreased $4.8 million in the first quarter of 2001, compared with the same period in 2000, mainly due to the recapture of a reinsurance agreement with FKLA in the fourth quarter of 2000.

Spread revenue decreased in the first quarter of 2001, compared with the same period in 2000, due to a greater decrease in investment income than in interest credited to policyholders. The decrease in investment income was primarily due to the lower interest rate environment during the first quarter of 2001, compared to the same period in 2000.

The decrease in interest credited in the first quarter of 2001, compared with the same period in 2000, was primarily due to a decrease in crediting rates applied to policyholder liabilities due to the lower interest rate environment.

Separate account fees and charges consist of the following as of March 31, 2001 and 2000:

(in millions)
                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
                                                               2001       2000
                                                              ------     ------
Separate account fees on non-BOLI
 variable life and annuities                                  $ 15.5     $ 15.5
BOLI cost of insurance charges
 and fees - direct                                              40.5       44.0
BOLI cost of insurance charges-ceded/(1)/                      (41.4)     (46.2)
BOLI premium tax expense loads/(2)(3)/                           2.1        1.9
                                                              ------     ------
    Total                                                     $ 16.7     $ 15.2
                                                              ======     ======

-------------------
(1) Includes $3.6 million and $3.5 million of cost of insurance charges ceded related to appreciation of the BOLI funds withheld account during 2001 and 2000, respectively.
(2) There is a corresponding offset in taxes, licenses and fees.
(3) No commissions were paid on BOLI.

BOLI cost of insurance charges and fees increased $1.3 million in the first quarter of 2001, compared with 2000, primarily reflecting $0.8 million in fees related to the group variable life policy sold to FKLA.

Other income increased $6.0 million in the first quarter of 2001, compared with the same period in 2000. The increase was primarily due to an increase in commission revenue from broker-dealer operations of approximately $5.6 million during the first quarter of 2001, compared with the same period in 2000. This increase was mainly attributable to the inclusion of PMG's operating results effective April 1, 2000. The increase in broker-dealer commission revenue was substantially offset by an increase in broker-dealer commission expense.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)


                             Three Months Ended
                                  March 31
                             ------------------
                              2001        2000
                             ------      ------
General account              $104.0      $157.1
Separate account              189.9       104.9
                             ------      ------
Total                        $293.9      $262.0
                             ======      ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $53.1 million in the first quarter of 2001, compared with the first quarter of 2000, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals as equity markets remained volatile. The decrease in death benefits resulted from favorable mortality experience as well as the recapture of the FKLA reinsurance agreement, as previously mentioned.

Separate account surrenders, withdrawals and death benefits increased $85.0 million in the first quarter of 2001, compared with the first quarter of 2000. The increase is due to the surrender of a BOLI contract in the first quarter of 2001.

Commissions expense and the deferral of insurance acquisition costs increased in the first quarter of 2001, compared with the first quarter of 2000, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $4.9 million in the first quarter of 2001, compared with the same period in 2000, primarily due to the inclusion of PMG's operating results, as mentioned earlier.

Amortization of insurance acquisition costs increased $2.7 million in the first quarter of 2001, compared with the first quarter of 2000, primarily due to the higher volume of variable annuity business.

Operating expenses increased $1.9 million in the first quarter of 2001, compared with the same period in 2000. This increase was primarily due to an increase in salaries and related benefits, the majority of which is due to the inclusion of PMG's operating expenses of approximately $1.0 million in the first quarter of 2001. Operating expenses related to the newly formed New York company were $0.8 million in the first quarter of 2001.

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


Invested assets and cash
(in millions)
                                          March 31, 2001       December 31, 2000
                                          --------------       -----------------
Cash and short-term investments           $   36    1.0%       $   50       1.4%
Fixed maturities:
  Investment grade:
    NAIC (1) Class 1                       2,192   58.7         2,080      56.4
    NAIC (1) Class 2                         919   24.6           960      26.1
  Below investment grade:
    Performing                               106    2.8           116       3.2
    Non-performing                             4    0.1             1         -
Equity securities                             66    1.8            64       1.7
Joint venture mortgage loans                  68    1.8            67       1.8
Third-party mortgage loans                    63    1.7            64       1.7
Other real estate-related investments          9    0.2             9       0.2
Policy loans                                 252    6.7           256       6.9
Other                                         22    0.6            22       0.6
                                          ------  ------       ------     ------
    Total                                 $3,737  100.0%       $3,689     100.0%
                                          ======  ======       ======     ======

-------------------
/(1)/ National Association of Insurance Commissioners ("NAIC").
      --  Class 1 = A- and above
      --  Class 2 = BBB- through BBB+

Fixed maturities

We carry our fixed maturity investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities at March 31, 2001 was $18.0 million. We do not record tax benefits related to aggregate unrealized depreciation on investments. The aggregate unrealized depreciation on fixed maturities at December 31, 2000 was $32.6 million. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 2001, investment-grade fixed maturities, cash and short-term investments accounted for 84.3 percent of invested assets and cash, compared with 83.9 percent at December 31, 2000.

At March 31, 2001, approximately 17.2 percent of investment-grade fixed maturities were mortgage-backed securities, down from 18.9 percent at December 31, 2000, due to sales and paydowns during 2001. We plan to continue to reduce our holdings of such investments over time.

Approximately 15.5 percent of the investment-grade fixed maturities at March 31, 2001 consisted of corporate asset-backed securities, compared with 15.1 percent at December 31, 2000. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities, home equity loans, manufactured housing loans and collateralized loan and bond obligations.

Real estate-related investments

The $139.6 million real estate portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 3.7 percent of cash and invested assets at both March 31, 2001, and December 31, 2000.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $55.7 million (net of reserves) at March 31, 2001. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB is proceeding with the issuance of the permit. Additional permits must be obtained before development on this project can proceed. These additional permits are expected to be received during 2001. The final resolution of this permit process will impact the long-term economic viability of the project. Loans to the MLP were placed on nonaccrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $85.6 million at March 31, 2001 and $86.3 million at December 31, 2000. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status, after reserves and write-downs, amounted to $63.5 million at March 31, 2001 and $64.3 million at December 31, 2000.

Net investment income

Pre-tax net investment income totaled $62.7 million in the first quarter of 2001, compared with $66.3 million in the first quarter of 2000. This includes our share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans that are on nonaccrual status.

Total foregone investment income before tax on nonaccrual real estate-related investments was estimated at $2.1 million and $2.3 million as of March 31, 2001 and 2000, respectively.

Foregone investment income is primarily due to certain real estate-related investments that have been placed on nonaccrual status. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first quarter of 2001, the Federal Open Market Committee lowered interest rates three times, continuing the trend from the latter half of 2000. The declining interest rates contributed to an increase in unrealized fixed maturity investment gains. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     At a Special Meeting of the Sole Shareholder of KILICO held on January 2, 2001, the following directors were elected:

          Martin D. Feinstein
          Gale K. Caruso
          Frederick L. Blackmon
          Eliane C. Frye
          James E. Hohmann
          Debra P. Rezabek

ITEM 6. Exhibits and Reports on Form 8-K.

          (a) EXHIBIT INDEX.

          No exhibits were filed during the three months ended March 31, 2001.

          (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the three months ended March 31, 2001.

                    Kemper Investors Life Insurance Company
                                   FORM 10-Q
                  For the fiscal period ended March 31, 2001
                  ------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Kemper Investors Life Insurance Company
                                 (Registrant)


Date: May 15, 2001                     By: /s/ GALE K. CARUSO
                                           -------------------------------------
                                           Gale K. Caruso
                                           President, Chief Executive Officer
                                           and Director

Date: May 15, 2001                     By: /s/ FREDERICK L. BLACKMON
                                           ---------------------------------
                                           Frederick L. Blackmon
                                           Executive Vice President,
                                           Chief Financial Officer and Director