Form 10-Q
period 2001-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2001-08-14
CIK 351754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.       Yes  X      No

As of August 1, 2001, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.
* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389 and 333-32632.

KEMPER INVESTORS LIFE INSURANCE COMPANY
FORM 10-Q

PART I. FINANCIAL STATEMENTS	PAGE NO.
Consolidated Balance Sheets - June 30, 2001 and December 31, 2000................................	3-4
Consolidated Statements of Operations - Six months and three months ended June 30, 2001 and 2000...........	5
Consolidated Statements of Comprehensive Income (Loss) - Six months and three months ended June 30, 2001 and 2000...........	6
Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000............................	7-8
Notes to Consolidated Financial Statements............................	9

Management's Discussion and Analysis
   Results of Operations..............................................
   Investments........................................................
   Liquidity and Capital Resources....................................

12 17 20
PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders..........	21
ITEM 6. Exhibits and Reports on Form 8-K.............................	21
Signatures............................................................	22

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	June 30 2001 (unaudited) ------------	December 31 2000 -----------

ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost: June 30, 2001, $3,181,029;
    December 31, 2000, $3,189,719)
  Equity securities (cost: June 30, 2001 and December
    31, 2000, $65,473)
  Short-term investments
  Joint venture mortgage loans
  Third-party mortgage loans
  Other real estate-related investments
  Policy loans
  Other invested assets

	$ 3,181,894 65,893 17,233 67,571 64,605 8,586 248,570 22,394 ----------	$ 3,157,169 63,879 15,900 67,473 63,476 9,468 256,226 21,792 ----------
Total investments	3,676,746	3,655,383

Cash
Accrued investment income
Reinsurance recoverable
Deferred insurance acquisition costs
Value of business acquired
Goodwill
Other intangible assets
Deferred income taxes
Receivable on sales of securities
Other assets and receivables
Assets held in separate accounts

	28,197 138,496 250,784 288,323 83,249 184,791 6,640 130,221 2,100 22,848 11,783,224 -----------	34,101 134,585 310,183 240,801 95,621 191,163 4,531 120,781 8,286 31,569 11,179,639 -----------
Total assets	$ 16,595,619 ===========	$ 16,006,643 ===========
LIABILITIES AND STOCKHOLDER'S EQUITY Liabilities: Future policy benefits Other policyholder benefits and funds payable Other accounts payable and liabilities Liabilities related to separate accounts	$ 3,557,570 409,192 79,819 11,783,224 -----------	$ 3,588,140 399,585 109,152 11,179,639 -----------
Total liabilities	15,829,805 -----------	15,276,516 -----------

Commitments and contingent liabilities

Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares;
  outstanding 250,000 shares
Additional paid-in capital
Accumulated other comprehensive loss
Retained deficit

	2,500 804,347 (482) (40,551) -----------	2,500 804,347 (32,718) (44,002) -----------
Total stockholder's equity	765,814 -----------	730,127 -----------
Total liabilities and stockholder's equity	$16,595,619 ===========	$16,006,643 ===========

See accompanying notes to consolidated financial statements

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
	2001 --------	2000 --------	2001 --------	2000 -------
REVENUE Net investment income Realized investment gains (losses) Premium income Separate account fees and charges Other income	$126,820 10,203 163 34,761 17,485 --------	$130,564 (2,281) 10,263 39,465 13,083 --------	$ 64,134 8,087 (1) 18,012 8,128 --------	$ 64,305 (161) 5,260 24,311 9,731 --------
Total revenue	189,432 --------	191,094 --------	98,360 --------	103,446 --------

BENEFITS AND EXPENSES
Interest credited to policyholders
Claims incurred and other policyholder
  benefits
Taxes, licenses and fees
Commissions
Operating expenses
Deferral of insurance acquisition costs
Amortization of deferred insurance
  acquisition costs
Amortization of value of business acquired
Amortization of goodwill
Amortization of other intangible assets

	78,116 7,835 5,974 77,740 32,893 (70,520) 22,825 9,950 6,372 581 --------	76,283 7,365 15,175 53,519 29,345 (51,747) 10,084 8,749 6,372 122 --------	42,451 1,924 2,913 41,198 16,532 (37,506) 16,006 6,687 3,186 459 --------	39,047 2,374 12,370 30,150 14,916 (26,723) 5,936 4,609 3,186 122 --------
Total benefits and expenses	171,766 --------	155,267 --------	93,850 --------	85,987 --------
Income before income tax expense	17,666	35,827	4,510	17,459
Income tax expense (benefit) Current Deferred	12,747 (8,532) --------	20,122 (4,796) --------	17,131 (16,514) --------	20,745 (13,134) --------
Total income tax expense	4,215 --------	15,326 --------	617 --------	7,611 --------
Net income	$ 13,451 ========	$ 20,501 ========	$ 3,893 ========	$ 9,848 ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)
	Six Months Ended June 30 ------------------		Three Months Ended June 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 -------

Net income
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses) on   investments arising during period:
   Unrealized holding gains (losses)on
    investments
   Adjustment to value of business acquired
   Adjustment to deferred insurance acquisition
    costs

	$13,451 23,038 (2,708) (194) -------	$20,501 (22,688) (3,525) 107 -------	$ 3,893 (29,287) 1,185 84 -------	$ 9,848 (13,575) (3,738) 1,066 -------
Total unrealized holding gains (losses) on investments arising during period	20,136 -------	(26,106) -------	(28,018) -------	(16,247) -------

Less reclassification adjustments for items
included in net income:
  Adjustment for gains included in realized
   investment gains (losses)
  Adjustment for amortization of premium on
   fixed maturities included in net investment
   income
  Adjustment for (gains) losses included
   in amortization of value of business acquired
  Adjustment for gains included in amortization
   of deferred insurance acquisition costs

    Total reclassification adjustments for items
     included in net income

	(8,167) (2,720) (285) (20) ------- (11,192) -------	(2,312) (2,403) 27 (1,865) ------- (6,553) -------	(1,322) (1,418) (259) (18) ------- (3,017) -------	(1,157) (1,050) 133 (883) ------- (2,957) -------
Other comprehensive income (loss), before related income tax benefit	31,328	(19,553)	(25,001)	(13,290)
Related income tax benefit	(908) -------	(553) -------	(8,578) -------	(673) --------
Other comprehensive income (loss), net of tax	32,236 -------	(19,000) -------	(16,423) -------	(12,617) -------
Comprehensive income (loss)	$45,687 =======	$ 1,501 =======	$(12,530) ========	$(2,769) ========

 See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
Six Months Ended June 30 ------------------------
	2001 --------	2000 -------

Cash flows from operating activities
  Net income
  Reconcilement of net income to net cash provided:
    Realized investment (gains) losses
    Interest credited and other charges
    Deferred insurance acquisition costs, net
    Amortization of value of business acquired
    Amortization of goodwill
    Amortization of discount and premium on investments
    Amortization of other intangible assets
    Deferred income taxes
    Net change in current federal income taxes
    Benefits and premium taxes due related to separate
     account business-owned life insurance
    Payable to affiliates
    Other, net

	$ 13,451 (10,203) 80,469 (47,695) 9,950 6,372 2,720 581 (8,530) 20,528 10,072 (30,783) (11,464) ----------	$ 20,501 2,281 73,981 (41,663) 8,749 6,372 2,607 122 (4,797) 2,236 (13,945) 13,694 (2,354) ----------
Net cash flow from operating activities	35,468 ----------	67,784 ----------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturities held to maturity
    Fixed maturities sold prior to maturity
    Equity securities
    Mortgage loans, policy loans and other invested
     assets

  Cost of investments purchased or loans originated:
    Fixed maturities
    Equity securities
    Mortgage loans, policy loans and other invested
     assets
    Investment in subsidiaries
    Short-term investments, net
    Net change in receivable and payable for securities
     transactions
    Net change in other assets

	81,952 770,972 - 33,488 (836,894) - (24,423) (748) (1,333) 12,831 (761) ----------	64,999 314,546 1,104 33,945 (188,726) (1,263) (26,230) (4,899) (312) - (2,462) ---------
Net cash from investing activities	35,084 ----------	190,702 ---------

Cash flows from financing activities Policyholder account balances: Deposits Withdrawals Dividends paid to parent Cash overdrafts	333,225 (384,865) (10,000) (14,816) ----------	234,489 (473,258) (20,000) 3,335 ---------
Net cash used in financing activities	(76,456) ----------	(255,434) ---------
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(5,904) 34,101 ---------- $ 28,197 ==========	3,052 12,015 --------- $ 15,067 =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

  Kemper Investors Life Insurance Company is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states, except New York. Zurich Kemper Life Insurance Company of New York, a newly formed, wholly-owned subsidiary, received its license from the state of New York early in 2001 and began writing business in May of 2001. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO" or "the Company"), is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a non-operating holding company.
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

  The Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life ("ZL"), formerly known as Zurich Kemper Life. For purposes of operating segment disclosure, Zurich Life also includes the operations of Zurich Direct, Inc., an affiliated direct marketing agency and excludes FLA, as it is owned by its policyholders.

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

Summarized financial information for Zurich Life's SBUs are as follows:

As of and for the period ending June 30, 2001:
(in thousands)
	Life Brokerage	Financial	RSG	Direct	Total
Total revenues Net income (loss) Future policy benefits Liabilities related to separate accounts	$ 148,534 $ 30,818 $1,906,879 $ 23,897	$ 136,606 $ 16,015 $2,943,507 $9,434,789	$ 76,769 $ (1,285) $1,336,978 $2,324,538	$ 34,662 $ (2,586) $ 113,561 $ -	$ 396,571 $ 42,962 $ 6,300,925 $11,783,224

	Revenue	Net Income (Loss)	Future Policy Benefits	Liabilities Related to Separate Accounts
Total revenue, net income, future policy benefits and liabilities related to separate accounts, respectively, of ZL from above:	$ 396,571	$ 42,962	$6,300,925	$11,783,224

Less:
 Revenue, net income & selected
  liabilities of FKLA
 Revenue, net income & selected
  liabilities of ZLICA
 Revenue, net loss & selected
  liabilities of Zurich Direct
 Totals per the Company's
  consolidated financial
  statements

	152,569 31,714 22,856 $ 189,432	27,159 7,410 (5,058) $ 13,451	2,395,831 347,524 - $3,557,570	- - - $11,783,224

As of and for the period ending June 30, 2000:
(in thousands)
	Life Brokerage	Financial	RSG	Direct	Total
Total revenues Net income (loss) Future policy benefits Liabilities related to separate accounts	$ 173,306 $ 12,306 $2,025,741 $ 23,474	$ 118,678 $ 10,007 $2,579,354 $7,996,368	$ 79,711 $ 8,254 $1,503,707 $2,888,476	$ 33,662 $ (531) $ 51,359 $ -	$ 405,357 $ 30,036 $ 6,160,161 $10,908,318

	Revenue	Net Income (Loss)	Future Policy Benefits	Liabilities Related to Separate Accounts
Total revenue, net income (loss), future policy benefits and liabilities related to separate accounts, respectively, of ZL from above:	$ 405,357	$ 30,036	$6,160,161	$10,908,318

Less:
 Revenue, net income & selected
  liabilities of FKLA
 Revenue, net income & selected
  liabilities of ZLICA
 Revenue, net loss & selected
  liabilities of Zurich Direct
 Totals per the Company's
  consolidated financial
  statements

	163,427 27,680 23,156 $ 191,094	11,542 5,138 (7,145) $ 20,501	2,311,583 316,139 - $3,532,439	- - - $10,908,318

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded net income of $13.5 million in the first six months of 2001, compared with net income of $20.5 for the first six months of 2000.

The following table reflects the components of net income:

Net income:
(in millions)
Six Months Ended June 30 -------------------
	2001 --------	2000 -------
Operating earnings before amortization of goodwill and other intangibles Amortization of goodwill and other intangibles Net realized capital gains (losses) Net income	$ 13.9 (7.0) 6.6 ----- $ 13.5 =====	$ 28.5 (6.5) (1.5) ----- $ 20.5 =====

The following table reflects the major components of net realized capital gains and losses included in net income.

Net realized capital gains (losses)
(in millions)
	Six Months Ended June 30 ------------------		Three Months Ended June 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 -------
Fixed maturities Equity securities Real estate-related investments and other Realized investment gains (losses) Income tax expense (benefit) Net realized capital gains (losses)	$ 10.1 - .1 ---- 10.2 3.6 ---- $ 6.6 ====	$ (4.0) .1 1.6 ---- (2.3) (.8) ---- $ (1.5) ====	$ 8.1 - - ---- 8.1 2.9 ---- $ 5.2 ====	$ (1.7) - 1.5 ----- (.2) (.1) ----- $ (.1) =====

Operating earnings before amortization of goodwill decreased to $13.9 million in the first six months of 2001, compared with $28.5 million in the first six months of 2000. This decrease was primarily due to:

  a decrease in spread revenue (net investment income less interest credited to policyholders)
  a decrease in premium income
  a decrease in separate account fees
  an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and an increase in the amortization of deferred insurance acquisition costs and value of business acquired, offset by an increase in other income
  a decrease in income tax expense, and
  a decrease in taxes, licenses and fees.

The following table reflects our sales:

Sales and reinsurance assumed
(in millions)
	Six Months Ended June 30 ------------------		Three Months Ended June 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 -------
Annuities: Variable Fixed Total annuities	$ 1,009.3 67.9 ------- 1,077.2 -------	$ 574.6 59.8 ------- 634.4 -------	$ 552.3 28.6 ------- 580.9 -------	$ 306.9 24.4 ------ 331.3 ------
Life insurance: Separate account business-owned life insurance ("BOLI") Separate account variable universal life insurance Term life Interest-sensitive life Total life	270.5 14.3 .4 .6 ------- 285.8 -------	630.3 10.8 10.3 .3 ------- 651.7 -------	97.2 5.9 .2 .3 ------- 103.6 -------	517.5 5.0 5.3 .2 ------- 528.0 -------
Total sales	$ 1,363.0 =======	$ 1,286.1 =======	$ 684.5 =======	$ 859.3 =======

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, increased $434.7 million in the first half of 2001, compared with the first half of 2000. The increase in the variable annuity deposits is primarily due to continued strong sales of our DESTINATIONSSM product that offers both a variable and a fixed option, including dollar cost averaging. Dollar cost averaging allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time in order to reduce the effects of significant market fluctuations.

Fixed annuity deposits increased $8.1 million in the first half of 2001, compared with the first half of 2000, as certain investors continue to seek a more stable return on their investments during a time of market volatility.

The decrease in BOLI sales in 2001 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

The following table reflects our assets under management:

Assets Under Management
(in millions)

	June 30 2001 ----------	December 31 2000 -----------	June 30 2000 ----------
General account Separate account - BOLI Separate account - non BOLI Total	$ 3,705.0 7,159.3 4,623.9 -------- $ 15,488.2 ========	$ 3,689.5 6,905.9 4,273.7 -------- $ 14,869.1 ========	$ 3,614.4 6,498.1 4,410.2 -------- $ 14,522.7 ========

Total assets under management increased $619.1 million from December 31, 2000, to June 30, 2001 primarily reflecting the increase in sales. The increase was somewhat mitigated by the fluctuations in the equity markets, as well as policyholder surrenders, withdrawals and death benefits for the period.

Premium income decreased $10.1 million in the first half of 2001, compared with the same period in 2000, mainly due to the recapture of a reinsurance agreement by Federal Kemper Life Assurance Company ("FKLA") in the fourth quarter of 2000.

Spread revenue decreased in the first half of 2001, compared with the same period in 2000, due to a decrease in investment income and an increase in interest credited to policyholders. The decrease in investment income was primarily due to a declining invested asset base, excluding unrealized gains (losses), partially offset by increasing investment yields on the investment portfolio. The declining invested asset base is attributable to an increase in acquisition expenses supporting the increase in sales, the transfer of assets to FKLA related to the recaptured reinsurance agreement and dividends paid to the parent company.
                                      -14-

The increase in interest credited in the first half of 2001, compared with the same period in 2000, was due to an increase in average interest crediting rates, primarily due to new business issued. This increase in average crediting rates was somewhat offset by lower policyholder account balances.

Separate account fees and charges consist of the following as of June 30, 2001 and 2000:
(in millions)
	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
	2001 --------	2000 -------	2001 -------	2000 -------
Separate account fees on non-BOLI variable life and annuities BOLI cost of insurance charges and fees - direct BOLI cost of insurance charges- ceded(1) BOLI premium tax expense loads(2) Total	$ 33.4 79.4 (82.0) 4.0 ----- $ 34.8 =====	$ 31.1 85.8 (90.3) 12.9 ----- $ 39.5 =====	$ 17.9 38.9 (40.6) 1.9 ----- $ 18.1 =====	$ 15.6 41.8 (44.1) 11.0 ----- $ 24.3 =====

-----------------------------------------------

(1) Includes $7.0 million and $7.4 million of cost of insurance charges ceded related to appreciation of the BOLI funds withheld account for the six months ended 2001 and 2000, respectively.

(2) There is a corresponding offset in taxes, licenses and fees.

Net BOLI cost of insurance charges and fees increased $1.9 million in the first half of 2001, compared with 2000, primarily reflecting $1.7 million in fees related to a group variable life policy sold to FKLA in February 2001, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance, will permit FKLA to indirectly fund certain of its employee benefit obligations.

Other income increased $4.4 million in the first half of 2001, compared with the same period in 2000. The increase was primarily due to an increase in commission revenue from broker-dealer operations of approximately $4.7 million during the first half of 2001, compared with the same period in 2000. This increase was mainly attributable to the inclusion of PMG's operating results effective April 1, 2000. The increase in broker-dealer commission revenue was substantially offset by an increase in broker-dealer commission expense.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)
	Six Months Ended June 30 ------------------		Three Months Ended June 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 --------
General account Separate account Total	$ 200.3 282.6 ------ $ 482.9 ======	$ 302.6 212.2 ------ $ 514.8 ======	$ 96.3 92.7 ------ $ 189.0 ======	$ 145.5 107.3 ------ $ 252.8 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $102.3 million in the first half of 2001, compared with the first half of 2000, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals as equity markets remained volatile. The decrease in death benefits resulted primarily from the recapture of the reinsurance agreement by FKLA, as previously mentioned.

Separate account surrenders, withdrawals and death benefits increased $70.4 million in the first half of 2001, compared with the first half of 2000. The increase is due to an $84.4 million surrender of a BOLI contract in the first quarter of 2001.

Taxes, licenses and fees decreased $9.2 million in the first half of 2001, compared with the same period in 2000. The majority of the decrease is attributable to the decline in BOLI premium over the same period.

Commissions expense and the deferral of insurance acquisition costs increased in the first half of 2001, compared with the first half of 2000, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $4.1 million in the first half of 2001, compared with the same period in 2000, primarily due to the inclusion of PMG's operating results, as mentioned earlier.

Amortization of deferred insurance acquisition costs increased $12.7 million in the first half of 2001, compared with the first half of 2000, primarily due to the higher volume of variable annuity business and the decline in market value of the separate account assets. The decline in value decreases estimated future gross profits and thereby accelerates amortization of the capitalized expenses.

Operating expenses increased $3.5 million in the first half of 2001, compared with the same period in 2000. This increase was partially due to an increase in salaries and related benefits, the majority of which is due to the inclusion of PMG's operating expenses, which increased approximately $1.5 million in the first half of 2001, compared with the same period in 2000.

Also contributing to the increases are operating expenses related to the newly formed New York company of $1.9 million in the first half of 2001.

Income tax expense decreased in the first half of 2001, compared with the same period in 2000, primarily due to the release of tax contingency reserves previously established and the recognition of prior period federal and state tax recoveries.

INVESTMENTS

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

  our evaluation of risk and return in various markets
  consistency with our business strategy and investment guidelines approved by the board of directors the interest rate environment
  liability durations, and
  changes in market and business conditions.

Invested assets and cash
(in millions)
June 30, 2001 ---------------		December 31, 2000 ------------------

Cash and short-term investments
Fixed maturities:
  Investment grade:
    NAIC (1) Class 1
    NAIC (1) Class 2
  Below investment grade:
    Performing
    Non-performing
Equity securities
Joint venture mortgage loans
Third-party mortgage loans
Other real estate-related investments
Policy loans
Other

    Total

$ 45 2,243 822 115 2 66 68 65 8 249 22 ------ $ 3,705 ======	1.2% 60.5 22.2 3.1 0.1 1.8 1.8 1.8 0.2 6.7 0.6 ----- 100.0% =====	$ 50 2,080 960 116 1 64 67 64 9 256 22 ------ $ 3,689 ======	1.4% 56.4 26.1 3.2 - 1.7 1.8 1.7 0.2 6.9 0.6 ----- 100.0% =====

-----------------------------------------------------

(1) National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturities

We carry our fixed maturity investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities at June 30, 2001 was $0.9 million. The aggregate unrealized depreciation on fixed maturities at December 31, 2000 was $32.6 million. We do not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At both June 30, 2001 and December 31, 2000, investment-grade fixed maturities, cash and short-term investments accounted for 83.9 percent of invested assets and cash.

At June 30, 2001, approximately 16.5 percent of investment-grade fixed maturities were mortgage-backed securities, down from 18.9 percent at December 31, 2000, due to sales and paydowns during 2001. We plan to continue to reduce our holdings of such investments over time.

Approximately 15.5 percent of the investment-grade fixed maturities at June 30, 2001 consisted of corporate asset-backed securities, compared with 15.1 percent at December 31, 2000. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities, home equity loans, manufactured housing loans and collateralized loan and bond obligations.

Real estate-related investments

The $140.8 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 3.8 percent of cash and invested assets at June 30, 2001, compared with $140.4 million, or 3.7 percent, at December 31, 2000.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $55.7 million (net of reserves) at June 30, 2001. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB is proceeding with the issuance of the permit. Additional permits must be obtained before development on this project can proceed. These additional permits are expected to be received during 2001. The final resolution of this permit process will impact the long-term economic viability of the project. Loans to the MLP were placed on nonaccrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $85.6 million at June 30, 2001 and $86.3 million at December 31, 2000. Loans on nonaccrual status, after reserves and write-downs, amounted to $63.5 million at June 30, 2001 and $64.3 million at December 31, 2000.

Net investment income

Pre-tax net investment income totaled $126.8 million in the first half of 2001, compared with $130.6 million in the first half of 2000. This includes our share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans that are on nonaccrual status.

Total foregone investment income before tax on nonaccrual real estate-related investments was estimated at $4.4 million and $4.7 million as of June 30, 2001 and 2000, respectively.

Foregone investment income is primarily due to certain real estate-related investments that have been placed on nonaccrual status. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first six months of 2001, the Federal Open Market Committee lowered interest rates six times, continuing the trend from the latter half of 2000. The declining interest rates contributed to an increase in unrealized fixed maturity investment gains. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

           Martin D. Feinstein, Chairman
           Gale K. Caruso
           Frederick L. Blackmon
           Eliane C. Frye
           James E. Hohmann
           Debra P. Rezabek

        At the Annual Meeting of the Sole Shareholder of KILICO held on
        May 8, 2001, the following directors were elected:

           Martin D. Feinstein, Chairman
           Gale K. Caruso
           Frederick L. Blackmon
           Eliane C. Frye
           Debra P. Rezabek
           George Vlaisavljevich

        At a Special Meeting of the Sole Shareholder of KILICO held on
        June 28, 2001, an amendment to the Amended Articles of
        Incorporation to change the principal office address was
        approved and effective August 1, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  EXHIBIT INDEX.

           No exhibits were filed during the three months ended June 30,
           2001.

           (b)  REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months
           ended June 30, 2001.

Kemper Investors Life Insurance Company
FORM 10-Q
For the fiscal period ended June 30, 2001
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date: Date:	August 14, 2001 August 14, 2001	By: /s/GALE K. CARUSO ---------------------------------- Gale K. Caruso President, Chief Executive Officer and Director

By: /s/FREDERICK L. BLACKMON --------------------------------- Frederick L. Blackmon Executive Vice President, Chief Financial Officer and Director