Form 10-Q
period 2001-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2001-11-14
CIK 351754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.
Commission file number 333-02491*.
KEMPER INVESTORS LIFE INSURANCE COMPANY (Exact name of registrant as specified in charter)
ILLINOIS (State of Incorporation)
36-3050975 (I.R.S. Employer Identification Number)
1600 McCONNOR PARKWAY SCHAUMBURG, ILLINOIS (Address of Principal Executive Offices)
60196-6801 (Zip Code)
Registrant's telephone number, including area code: (847) 874-4000
1 KEMPER DRIVE LONG GROVE, ILLINOIS 60049-0001 (Former Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

As of November 1, 2001, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.
* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389, 333-32632 and 333-54252.

KEMPER INVESTORS LIFE INSURANCE COMPANY
FORM 10-Q

PART I. FINANCIAL STATEMENTS	PAGE NO.
Consolidated Balance Sheets - September 30, 2001 and December 31,2000............................	3-4
Consolidated Statements of Operations - Nine months and three months ended September 30, 2001 and 2000.....	5
Consolidated Statements of Comprehensive Income - Nine months and three months ended September 30, 2001 and 2000.....	6
Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000......................	7-8
Notes to Consolidated Financial Statements............................	9
Management's Discussion and Analysis Results of Operations.............................................. Investments........................................................ Liquidity and Capital Resources....................................	12 18 21
PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders..........	23
ITEM 6. Exhibits and Reports on Form 8-K.............................	23
Signatures............................................................	24

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	September 30 2001 (unaudited) ------------	December 31 2000 -----------

ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost: September 30, 2001, $3,200,096; December 31, 2000, $3,189,719)
  Equity securities (cost: September 30, 2001 and December 31, 2000, $65,473)
  Short-term investments
  Joint venture mortgage loans
  Third-party mortgage loans
  Other real estate-related investments
  Policy loans
  Other invested assets

	$ 3,280,895 68,051 50,601 67,620 64,615 8,233 245,973 22,696 ----------	$ 3,157,169 63,879 15,900 67,473 63,476 9,468 256,226 21,792 ----------
Total investments	3,808,684	3,655,383

Cash
Accrued investment income
Reinsurance recoverable
Deferred insurance acquisition costs
Value of business acquired
Goodwill
Other intangible assets
Deferred income taxes
Federal income tax receivable
Receivable on sales of securities
Other assets and receivables
Assets held in separate accounts

	27,933 137,675 242,804 319,720 69,693 181,605 6,450 88,323 31,318 2,100 21,084 11,651,428 -----------	34,101 134,585 310,183 240,801 95,621 191,163 4,531 120,781 8,803 8,286 22,766 11,179,639 -----------
Total assets	$ 16,588,817 ===========	$ 16,006,643 ===========
LIABILITIES AND STOCKHOLDER'S EQUITY Liabilities: Future policy benefits Other policyholder benefits and funds payable Other accounts payable and liabilities Liabilities related to separate accounts	$ 3,588,651 430,368 114,638 11,651,428 -----------	$ 3,588,140 399,585 109,152 11,179,639 -----------
Total liabilities	15,785,085 -----------	15,276,516 -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)
	September 30 2001 (unaudited) ------------	December 31 2000 -----------

Commitments and contingent liabilities

Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares;
  outstanding 250,000 shares
Additional paid-in capital
Accumulated other comprehensive income (loss)
Retained deficit

	2,500 804,347 45,673 (48,788) -----------	2,500 804,347 (32,718) (44,002) -----------
Total stockholder's equity	803,732 -----------	730,127 -----------
Total liabilities and stockholder's equity	$16,588,817 ===========	$16,006,643 ===========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2001 --------	2000 --------	2001 --------	2000 -------
REVENUE Net investment income Realized investment gains (losses) Premium income Separate account fees and charges Other income	$186,271 12,058 283 49,988 25,845 --------	$193,640 (823) 15,898 55,538 21,090 --------	$ 59,451 1,855 120 15,227 8,360 --------	$ 63,076 1,458 5,635 16,073 8,007 --------
Total revenue	274,445 --------	285,343 --------	85,013 --------	94,249 --------

BENEFITS AND EXPENSES
Interest credited to policyholders
Claims incurred and other policyholder
  benefits
Taxes, licenses and fees
Commissions
Operating expenses
Deferral of insurance acquisition costs
Amortization of deferred insurance
  acquisition costs
Amortization of value of business acquired
Amortization of goodwill
Amortization of other intangible assets

	118,524 16,833 6,858 122,382 50,053 (114,532) 34,995 17,156 9,558 771 --------	114,812 14,987 19,153 85,502 45,223 (81,532) 15,789 12,426 9,558 245 --------	40,408 8,998 884 44,642 17,160 (44,012) 12,170 7,206 3,186 190 --------	38,529 7,622 3,978 31,983 15,878 (29,785) 5,705 3,677 3,186 123 --------
Total benefits and expenses	262,598 --------	236,163 --------	90,832 --------	80,896 --------
Income (loss) before income tax expense	11,847	49,180	(5,819)	13,353
Income tax expense (benefit) Current Deferred	(5,157) 8,790 --------	20,162 (1,141) --------	(17,904) 17,322 --------	40 3,655 --------
Total income tax expense (benefit)	3,633 --------	19,021 --------	(582) --------	3,695 --------
Net income (loss)	$ 8,214 ========	$ 30,159 ========	$ (5,237) ========	$ 9,658 ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)
	Nine Months Ended September 30 ------------------		Three Months Ended September 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 -------

Net income (loss)
Other comprehensive income (loss), before tax:
 Unrealized holding gains (losses) on   investments arising during period:
   Unrealized holding gains on investments
   Adjustment to value of business acquired
   Adjustment to deferred insurance acquisition
    costs

	$ 8,214 97,914 (9,581) (704) -------	$30,159 11,398 (2,754) (1,955) -------	$(5,237) 74,877 (6,873) (511) -------	$ 9,658 34,086 771 (2,062) -------
Total unrealized holding gains on investments arising during period	87,629 -------	6,689 -------	67,493 -------	32,795 -------

Less reclassification adjustments for items
included in net income (loss):
  Adjustment for gains included in realized
   investment gains (losses)
  Adjustment for amortization of premium on
   fixed maturities included in net investment
   income
  Adjustment for (gains) losses included
   in amortization of value of business acquired
  Adjustment for (gains) losses included in   amortization of deferred insurance acquisition costs

    Total reclassification adjustments for items
     included in net income

	(9,227) (4,307) (809) (86) ------- (14,429) -------	(10,058) (3,537) 187 (1,756) ------- (15,164) -------	(1,060) (1,588) (524) (65) ------- (3,237) -------	(7,746) (1,134) 160 108 ------- (8,612) -------
Other comprehensive income, before related income tax benefit	102,058	21,853	70,730	41,407
Related income tax expense (benefit)	23,667 -------	(1,100) -------	24,575 -------	(546) -------
Other comprehensive income, net of tax	78,391 -------	22,953 -------	46,155 -------	41,953 -------
Comprehensive income	$86,605 =======	$53,112 =======	$ 40,918 ========	$51,611 ========

 See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
Nine Months Ended September 30 ------------------------
	2001 --------	2000 -------

Cash flows from operating activities
  Net income
  Reconciliation of net income to net cash provided:
    Realized investment (gains) losses
    Interest credited and other charges
    Deferred insurance acquisition costs, net
    Amortization of value of business acquired
    Amortization of goodwill
    Amortization of net discount/premium on investments
    Amortization of other intangible assets
    Deferred income taxes
    Net change in current federal income taxes
    Benefits and premium taxes due related to separate
     account business-owned life insurance
    Payable to affiliates
    Other, net

	$ 8,214 (12,058) 124,529 (79,537) 17,156 9,558 4,307 771 8,792 (22,515) 29,679 (28,663) 3,296 ----------	$ 30,159 823 111,866 (65,743) 12,426 9,558 3,841 245 (1,141) (25,637) (1,880) 15,868 (11,290) ----------
Net cash flow from operating activities	63,529 ----------	79,095 ----------

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
    Net change in other assets

	137,668 1,117,769 - 45,853 (1,258,585) - (33,332) (748) (34,701) 28,212 (227) ----------	126,984 441,960 1,271 47,770 (329,197) (1,264) (36,093) (4,899) 9,637 (3,601) (3,060) ---------
Net cash from investing activities	1,909 ----------	249,508 ---------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)
Nine Months Ended September 30 ------------------------
	2001 --------	2000 -------
Cash flows from financing activities Policyholder account balances: Deposits Withdrawals Dividends paid to parent Cash overdrafts	506,576 (563,214) (13,000) (1,968) ----------	373,659 (677,693) (20,000) 2,279 ---------
Net cash used in financing activities	(71,606) ----------	(321,755) ---------
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(6,168) 34,101 ---------- $ 27,933 ==========	6,848 12,015 --------- $ 18,863 =========

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

  The Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life ("ZL"), formerly known as Zurich Kemper Life. For purposes of operating segment disclosure, Zurich Life also includes the operations of Zurich Direct, Inc., an affiliated direct marketing agency and excludes FLA, as it is a mutual insurance company owned by its policyholders.

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

Summarized financial information for Zurich Life's SBUs are as follows:

As of and for the period ending September 30, 2001:
(in thousands)
	Life Brokerage	Financial	RSG	Direct	Total
Total revenues Net income (loss) Future policy benefits Liabilities related to separate accounts	$ 197,286 $ 29,340 $1,905,736 $ 20,894	$ 204,041 $ 16,636 $2,957,327 $9,652,059	$ 116,625 $ (1,711) $1,361,701 $1,978,475	$ 48,872 $ (487) $ 135,882 $ -	$ 566,824 $ 43,778 $ 6,360,646 $11,651,428
	Revenue	Net Income (Loss)	Future Policy Benefits	Liabilities Related to Separate Accounts
Total revenue, net income, future policy benefits and liabilities related to separate accounts, respectively, of ZL from above:	$ 566,824	$ 43,778	$6,360,646	$11,651,428

Less:
 Revenue, net income & selected
  liabilities of FKLA
 Revenue, net income & selected
  liabilities of ZLICA
 Revenue, net loss & selected
  liabilities of Zurich Direct
 Totals per the Company's
  consolidated financial
  statements

	214,617 45,201 32,561 $ 274,445	28,276 14,983 (7,695) $ 8,214	2,409,806 362,189 - $3,588,651	- - - $11,651,428

As of and for the period ending September 30, 2000:
(in thousands)
	Life Brokerage	Financial	RSG	Direct	Total
Total revenues Net income (loss) Future policy benefits Liabilities related to separate accounts	$ 258,228 $ 26,403 $2,004,252 $ 24,510	$ 177,518 $ 19,097 $2,551,464 $8,445,984	$ 117,428 $ 8,399 $1,491,148 $2,821,904	$ 47,885 $ 1,739 $ 58,482 $ -	$ 601,059 $ 55,638 $ 6,105,346 $11,292,398

	Revenue	Net Income (Loss)	Future Policy Benefits	Liabilities Related to Separate Accounts
Total revenue, net income, future policy benefits and liabilities related to separate accounts, respectively, of ZL from above:	$ 601,059	$ 55,638	$6,105,346	$11,292,398

Less:
 Revenue, net income & selected
  liabilities of FKLA
 Revenue, net income & selected
  liabilities of ZLICA
 Revenue, net loss & selected
  liabilities of Zurich Direct
 Totals per the Company's
  consolidated financial
  statements

	241,637 39,352 34,727 $ 285,343	26,729 6,371 (7,621) $ 30,159	2,290,843 324,384 - $3,490,119	- - - $11,292,398

  On April 1, 2001, the Emerging Issues Task Force pronouncement 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, became effective. EITF 99-20 establishes new income and impairment recognition standards for interests in many financial securitized assets.

Upon initial adoption of EITF 99-20, impairment losses are recognized as a change in accounting principle. Impairment losses recognized after April 1, 2001 must be included in earnings. Impairment losses are recognized if the fair value of the security is below book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. Based on this impairment recognition criteria, the Company recorded impairment losses of $7.3 million in the third quarter of 2001 as part of realized investment gains (losses).

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded net income of $8.2 million in the first nine months of 2001, compared with net income of $30.2 million for the first nine months of 2000.

The following table reflects the components of net income:

Net income
(in millions)
Nine Months Ended September 30 -------------------
	2001 -------	2000 -------
Operating earnings before amortization of goodwill and other intangibles Amortization of goodwill and other intangibles Net realized capital gains (losses) Net income	$ 10.7 (10.3) 7.8 ----- $ 8.2 =====	$ 40.5 (9.8) (.5) ----- $ 30.2 =====

The largest driver of the negative variance to prior year relates directly to the significant downturn in the stock market in 2001, compared to 2000. The S&P 500 declined 21.2% through the first nine months of 2001, compared to a decline of 2.1% through the same period of 2000. The market-related impacts include accelerated amortization of DAC and VBA, Guaranteed Minimum Death Benefit reserve increases and reductions in separate account fees, net of DAC and VBA impacts. These results will vary with the performance of the stock market over the remainder of the year.

The following table reflects the major components of net realized capital gains and losses included in net income:

Net realized capital gains (losses)
(in millions)
	Nine Months Ended September 30 ------------------		Three Months Ended September 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 -------
Fixed maturities Fixed maturity writedowns Equity securities Real estate-related investments and other Realized investment gains (losses) Income tax expense (benefit) Net realized capital gains (losses)	$ 18.8 (7.3) - .5 ---- 12.0 4.2 ---- $ 7.8 ====	$ (2.7) (2.0) .2 3.7 ---- (.8) (.3) ---- $ (.5) ====	$ 8.7 (7.3) - .4 ---- 1.8 .6 ---- $ 1.2 ====	$ .4 (1.1) .1 2.1 ----- 1.5 .5 ----- $ 1.0 =====

Operating earnings before amortization of goodwill decreased to $10.7 million in the first nine months of 2001, compared with $40.5 million in the first nine months of 2000. This decrease was primarily due to (including stock market impacts):

  a decrease in spread revenue (net investment income less interest credited to policyholders)
  a decrease in premium income
  a decrease in separate account fees
  an increase in claims incurred and other policyholder benefits an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and an increase in the amortization of deferred insurance acquisition costs and value of business acquired, offset by an increase in other income
  a decrease in taxes, licenses and fees, and
  a decrease in income tax expense.

The following table reflects our sales:

Sales and reinsurance assumed
(in millions)
	Nine Months Ended September 30 ------------------		Three Months Ended September 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 -------
Annuities: Variable Fixed Total annuities	$ 1,628.6 103.7 ------- 1,732.3 -------	$ 865.9 116.8 ------- 982.7 -------	$ 619.3 35.8 ------- 655.1 -------	$ 291.3 57.0 ------ 348.3 ------
Life insurance: Separate account business-owned life insurance ("BOLI") Separate account variable universal life insurance Term life Interest-sensitive life Total life	318.0 20.8 .9 .9 ------- 340.6 -------	771.4 27.8 15.6 .7 ------- 815.5 -------	47.5 6.5 .5 .3 ------- 54.8 -------	141.1 17.0 5.3 .4 ------- 163.8 -------
Total sales	$ 2,072.9 =======	$1,798.2 =======	$ 709.9 =======	$ 512.1 =======

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, increased $762.7 million in the first nine months of 2001, compared with the first nine months of 2000. The increase in the variable annuity deposits is primarily due to continued strong sales of our DESTINATIONSSM product that offers both a variable and a fixed option, including dollar cost averaging. Dollar cost averaging allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time in order to reduce the effects of significant market fluctuations.

Fixed annuity deposits decreased $13.1 million in the first nine months of 2001, compared with the first nine months of 2000, as certain investors seek out a more competitive return on their investments during a time of declining interest rates.

The decrease in BOLI sales in 2001 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

The following table reflects our assets under management:

Assets Under Management
(in millions)

	September 30 2001 ----------	December 31 2000 -----------	September 30 2000 ----------
General account Separate account - BOLI Separate account - non BOLI Total	$ 3,836.6 7,265.7 4,385.7 -------- $ 15,488.0 ========	$ 3,689.5 6,905.9 4,273.7 -------- $ 14,869.1 ========	$ 3,598.8 6,733.4 4,559.0 -------- $ 14,891.2 ========

Total assets under management increased $618.9 million from December 31, 2000, to September 30, 2001, primarily reflecting the increase in sales. The increase was somewhat mitigated by the depreciation in the equity markets, as well as policyholder surrenders, withdrawals and death benefits for the period.

Premium income decreased $15.6 million in the first nine months of 2001, compared with the same period in 2000, mainly due to the recapture of a reinsurance agreement by Federal Kemper Life Assurance Company ("FKLA") in the fourth quarter of 2000.

Spread revenue decreased in the first nine months of 2001, compared with the same period in 2000, due to a decrease in investment income and an increase in interest credited to policyholders. The decrease in investment income was primarily due to a declining invested asset base, excluding unrealized gains (losses), and the reinvestment of 2000 and 2001 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment. The declining invested asset base is attributable to an increase in acquisition expenses supporting the increase in sales, the transfer of assets to FKLA related to the recaptured reinsurance agreement and dividends paid to the parent company.

The increase in interest credited in the first nine months of 2001, compared with the same period in 2000, was due to an increase in average interest crediting rates, primarily due to new business issued, as well as higher average policyholder account balances.

Separate account fees and charges consist of the following as of September 30, 2001 and 2000:
(in millions)
	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2001 --------	2000 -------	2001 -------	2000 -------
Separate account fees on non-BOLI variable life and annuities BOLI cost of insurance charges and fees - direct BOLI cost of insurance charges- ceded(1) BOLI premium tax expense loads(2) Total	$ 49.5 117.8 (122.0) 4.7 ----- $ 50.0 =====	$ 47.6 123.9 (131.3) 15.3 ----- $ 55.5 =====	$ 16.1 38.4 (40.0) .7 ----- $ 15.2 =====	$ 16.5 38.2 (41.0) 2.4 ----- $ 16.1 =====

-----------------------------------------------

(1) Includes $10.3 million and $11.2 million of cost of insurance charges ceded related to appreciation of the BOLI funds withheld account for the nine months ended September 30, 2001 and 2000, respectively.

(2) There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities increased in the first nine months of 2001, compared with the first nine months of 2000, primarily due to the volume of new sales during 2000 and 2001. This increase was significantly offset by a decrease in fees related to the drop in the stock market, as the fees are primarily asset-based.

Net BOLI cost of insurance charges and fees increased $3.2 million in the first nine months of 2001, compared with 2000, primarily reflecting $2.1 million in fees related to a group variable life policy sold to FKLA in February 2001, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance, will permit FKLA to indirectly fund certain of its employee benefit obligations.

Other income increased $4.8 million in the first nine months of 2001, compared with the same period in 2000. The increase was primarily due to an increase in commission revenue from broker-dealer operations of approximately $2.9 million during the first nine months of 2001, compared with the same period in 2000. This increase was mainly attributable to the inclusion of PMG's operating results effective April 1, 2000. The increase in broker-dealer commission revenue was substantially offset by an increase in broker-dealer commission expense.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)
	Nine Months Ended September 30 ------------------		Three Months Ended September 30 ------------------
	2001 --------	2000 --------	2001 --------	2000 --------
General account Separate account Total	$ 287.1 368.3 ------ $ 655.4 ======	$ 452.4 308.9 ------ $ 761.3 ======	$ 86.8 85.7 ------ $ 172.5 ======	$ 149.8 96.7 ------ $ 246.5 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $165.3 million in the first nine months of 2001, compared with the first nine months of 2000, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals as equity markets remained volatile. The decrease in death benefits resulted primarily from the recapture of the reinsurance agreement by FKLA, as previously mentioned.

Separate account surrenders, withdrawals and death benefits increased $59.4 million in the first nine months of 2001, compared with the first nine months of 2000. The increase is due to an $84.4 million surrender of a BOLI contract in the first quarter of 2001.

Claims incurred and other policyholder benefits increased $1.8 million for the period ended September 30, 2001, compared to the same period in 2000. The increase is primarily due to an increase in reserves of $8.5 million over the prior year. This increase in reserves is largely attributable to the stock market downturn in 2001 and its related impact on the Guaranteed Minimum Death Benefit feature offered on several of our products. The increase in reserves is somewhat offset by a decrease in death benefits, as mentioned above.

Taxes, licenses and fees decreased $12.3 million in the first nine months of 2001, compared with the same period in 2000. The majority of the decrease is attributable to the decline in BOLI premium over the same period.

Commissions expense and the deferral of insurance acquisition costs increased in the first nine months of 2001, compared with the first nine months of 2000, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $2.4 million in the first nine months of 2001, compared with the same period in 2000, primarily due to the inclusion of PMG's operating results, as mentioned earlier.

Amortization of deferred insurance acquisition costs and the value of business acquired increased $23.9 million in the first nine months of 2001, compared with the first nine months of 2000, primarily due to the decline in market value of the separate account assets. This decline in market value was driven by the downturn in the stock market, as previously mentioned. The decline in value decreases estimated future gross profits and thereby accelerates amortization of the capitalized expenses and value of business acquired. Somewhat mitigating this increase is the expected future profitability of new business written in 2001.

Operating expenses increased $4.8 million in the first nine months of 2001, compared with the same period in 2000, primarily due to the inclusion of $2.7 million of operating expenses of the newly formed New York company in the first nine months of 2001. Also contributing to the increase was an increase in salaries and related benefits, the majority of which is due to the inclusion of PMG's operating expenses, which increased approximately $1.5 million in the first nine months of 2001, compared with the same period in 2000.

Income tax expense decreased in the first nine months of 2001, compared with the same period in 2000, primarily due to the release of tax contingency reserves previously established and the recognition of prior period federal and state tax recoveries.

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

Invested assets and cash
(in millions)
September 30, 2001 ------------------		December 31, 2000 ------------------

Cash and short-term investments
Fixed maturities:
  Investment grade:
    NAIC (1) Class 1
    NAIC (1) Class 2
  Below investment grade:
    Performing
    Non-performing
Equity securities
Joint venture mortgage loans
Third-party mortgage loans
Other real estate-related investments
Policy loans
Other

    Total

$ 78 2,378 794 107 2 68 68 65 8 246 23 ------ $ 3,837 ======	2.0% 62.0 20.7 2.8 - 1.8 1.8 1.7 0.2 6.4 0.6 ----- 100.0% =====	$ 50 2,080 960 116 1 64 67 64 9 256 22 ------ $ 3,689 ======	1.4% 56.4 26.1 3.2 - 1.7 1.8 1.7 0.2 6.9 0.6 ----- 100.0% =====

-----------------------------------------------------

(1) National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturities

We carry our fixed maturity investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense. The aggregate unrealized appreciation on fixed maturities, net of tax, at September 30, 2001 was $52.5 million. The aggregate unrealized depreciation on fixed maturities at December 31, 2000 was $32.6 million. We do not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 2001 investment-grade fixed maturities, cash and short-term investments accounted for 84.7 percent of invested assets and cash, compared with 83.9 percent at December 31, 2000.

At September 30, 2001, approximately 16.6 percent of investment-grade fixed maturities were mortgage-backed securities, down from 18.9 percent at December 31, 2000, due to sales and paydowns during 2001. We plan to continue to reduce our holdings of such investments over time.

Approximately 15.2 percent of the investment-grade fixed maturities at September 30, 2001 consisted of corporate asset-backed securities, compared with 15.1 percent at December 31, 2000. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities, home equity loans, manufactured housing loans and collateralized loan and bond obligations.

Real estate-related investments

The $140.5 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 3.7 percent of cash and invested assets at September 30, 2001, compared with $140.4 million, or 3.7 percent, at December 31, 2000.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $55.8 million (net of reserves) at September 30, 2001. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB issued the permit in July 2001. Additional permits must be obtained before development on this project can proceed. These additional permits are expected to be received during 2002. The final resolution of this permit process will impact the long-term economic viability of the project. Loans to the MLP were placed on nonaccrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $85.3 million at September 30, 2001 and $86.3 million at December 31, 2000. Loans on nonaccrual status, after reserves and write-downs, amounted to $63.3 million at September 30, 2001 and $64.3 million at December 31, 2000.

Net investment income

Pre-tax net investment income totaled $186.3 million in the first nine months of 2001, compared with $193.6 million in the first nine months of 2000. This includes our share of operating gains and losses from equity investments in real estate consisting of other income less depreciation, interest and other expenses. Such operating results exclude interest expense on loans that are on nonaccrual status.

Total foregone investment income before tax on both nonaccrual real estate-related investments and nonperforming fixed maturities was as follows:

Nine Months Ended September 30 ------------------
	2001 --------	2000 --------
Real estate-related investments Fixed maturities Total	$ 6.3 .7 ------ $ 7.0 ======	$ 7.0 - ------ $ 7.0 ======

Foregone investment income is primarily due to certain real estate-related investments that have been placed on nonaccrual status. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first nine months of 2001, the Federal Open Market Committee lowered the federal funds rate eight times in an attempt to stimulate the economy. The declining interest rates contributed to an increase in unrealized fixed maturity investment gains and, in general, lower investment income on the fixed maturity portfolio as maturities, prepayments, sales and incoming cash flows are reinvested in a lower interest rate environment. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, investment income, separate account fees, other operating revenue and cash provided from maturing or sold investments.

Ratings

In September 2001, Standard & Poor's announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in equity markets. The Company was downgraded from "AA+" to "AA", Standard & Poor's third highest rating. Our current ratings are as follows:

Current Rating

A.M. Best Company . . . . . . . . . . . A+ (Superior)

Moody's Investors Service . . . . . . . Aa3 (Excellent)

Standard & Poor's . . . . . . . . . . . AA (Very Strong)

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

           Martin D. Feinstein, Chairman
           Gale K. Caruso
           Frederick L. Blackmon
           Eliane C. Frye
           Debra P. Rezabek
           George Vlaisavljevich

        At a Special Meeting of the Sole Shareholder of KILICO held on
        June 28, 2001, an amendment to the Amended Articles of
        Incorporation to change the principal office address was
        approved and became effective August 1, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  EXHIBIT INDEX.

           No exhibits were filed during the three months ended September 30,
           2001.

           (b)  REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months
           ended September 30, 2001.

Kemper Investors Life Insurance Company
FORM 10-Q
For the fiscal period ended September 30, 2001
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date: Date:	November 14, 2001 November 14, 2001	By: /s/GALE K. CARUSO ---------------------------------- Gale K. Caruso President, Chief Executive Officer and Director

By: /s/FREDERICK L. BLACKMON --------------------------------- Frederick L. Blackmon Executive Vice President, Chief Financial Officer and Director