Form 10-K
period 2001-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2002-03-29
CIK 351754

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001.

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [_]
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from_________ to __________.

                      Commission file number 333-02491*.

                    KEMPER INVESTORS LIFE INSURANCE COMPANY
              (Exact name of registrant as specified in charter)

                      ILLINOIS                 36-3050975
              (State of Incorporation)      (I.R.S. Employer
                                         Identification Number)

                1600 McCONNOR PARKWAY
                SCHAUMBURG, ILLINOIS           60196-6801
                (Address of Principal          (Zip Code)
                 Executive Offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _(check mark) No ___.

   As of March 1, 2002, 250,000 shares of Common Stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

   * Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 333-22389, 333-32632 and 333-54252.

================================================================================

                                    PART I

Item 1. Business

Corporate structure

   Kemper Investors Life Insurance Company, founded in 1947, is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states except New York. Zurich Kemper Life Insurance Company of New York ("ZKLICONY"), a newly formed, wholly-owned subsidiary, received its license from the state of New York early in 2001 and began writing business in May of 2001. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Group Holding ("ZGH" or "Zurich"), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services ("ZFS"), a Swiss holding company.

Strategic initiatives

   Our management, operations and strategic directions are integrated with those of several other Kemper subsidiaries:

  .  Federal Kemper Life Assurance Company ("FKLA")

  .  Zurich Life Insurance Company of America ("ZLICA"), and

  .  Zurich Direct, Inc. ("ZD").

   This integration streamlines management, controls costs, improves profitability, increases operating efficiencies and productivity, and helps to expand the companies' distribution capabilities. Headquartered in Schaumburg, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products, primarily through brokerage general agents and other independent distributors. ZLICA markets term life insurance products primarily through ZD. ZD is an affiliated direct marketing life insurance agency currently marketing basic, low-cost term life insurance through various marketing media. The Company, FKLA, ZLICA and Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"), collectively operate under the trade name Zurich Life, formerly Zurich Kemper Life.

   Over the last several years, we have increased the competitiveness of our variable annuity portfolio by adding new products with additional benefit options, adding multiple variable subaccount investment options and adding investment managers to existing variable annuity products. In 1997, we introduced a non-registered individual and group variable business-owned life insurance contract ("BOLI") and a series of individual variable life insurance contracts. In 1998, we introduced a new registered individual variable annuity product with thirty-seven variable subaccount investment options and various investment managers.

   Throughout 2000 and 2001, we introduced a number of new annuity and life insurance products, all designed to meet the demands of our customers in an ever-changing marketplace.

   In 2000, as part of our plan to sharpen our focus on the group retirement market, we purchased PMG Securities Corporation, PMG Asset Management, Inc., PMG Marketing, Inc., and PMG Life Agency, Inc. (collectively ''PMG''). The total cost was $8.2 million, resulting in the recording of intangible assets in the amount of $7.6 million. PMG is a well-respected broker-dealer in the eastern part of the country. We own 100 percent of the stock of PMG.

   Also in 2000, we transferred $63.3 million in fixed maturity securities and cash to fund the operations of ZKLICONY.

Narrative description of business

   We offer both individual and group fixed-rate (general account) and variable (separate account) annuity contracts, as well as individual and group term life, universal life and individual and group variable (separate account) life insurance products through various distribution channels. We offer investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for our products. Our sales mainly consist of deposits received on certain long duration fixed and variable annuities and variable life insurance contracts.

   Our fixed and variable annuities generally have surrender charges that are a specified percentage of policy values or premiums and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

   Over the last several years, in part reflecting the current interest rate environment, we have increased our emphasis on marketing our existing and new separate account products. Unlike the fixed-rate annuity business where we manage spread revenue, we receive administrative fee revenue on variable products, which compensates us for providing death benefits potentially in excess of cash surrender values. In addition, on variable life insurance contracts, cost of insurance charges compensate us for providing death benefit coverage substantially in excess of surrender values.

   As a result of this strategy, our separate account assets and related sales of our variable annuity products have increased over the last few years. Our separate account assets and variable product sales were as follows (in millions):

                                                December 31,
                                        ----------------------------
                                          2001      2000      1999
                                        --------- --------- --------
           Separate account assets..... $13,108.8 $11,179.6 $9,778.1
                                        ========= ========= ========

                                          Year Ended December 31,
                                        ----------------------------
                                          2001      2000      1999
                                        --------- --------- --------
           Variable annuity sales (1).. $ 2,547.5 $ 1,160.5 $  758.6
           Variable life sales.........     544.9     856.1  1,661.1
                                        --------- --------- --------
           Total variable product sales $ 3,092.4 $ 2,016.6 $2,419.7
                                        ========= ========= ========

--------
(1) Includes the fixed account option of the variable contracts totaling $536.8 million, $339.6 million and $289.7 million in 2001, 2000 and 1999, respectively. The fixed account option has been primarily used for dollar cost averaging into the separate account investment options. This allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time. Theoretically, this reduces the effects of significant market fluctuations. However, this result is not guaranteed.

   In 2001, several new products were introduced. We partnered with Discover Financial Services to create the Discover Bonus Annuity, an individual tax deferred, fixed annuity product, that offers a one percent cash bonus on all contributions. We distribute the Discover Bonus Annuity to Discover Card customers. Zurich Classic II, an individual and group fixed annuity, offers contractholders a number of guaranteed interest periods from which to choose. Zurich Preferred Plus, an individual and group variable annuity and market value adjusted deferred annuity, offers contractholders twenty-seven different variable subaccount investment options with various investment managers and offers a four percent bonus on all premiums paid. Also in 2001, our newly formed subsidiary ZKLICONY introduced two new term life insurance products in the state of New York.

   In 2000, several new products were also introduced. Zurich Preferred, a registered individual and group variable and market value adjusted deferred annuity, offers contractholders twenty-seven different variable subaccount investment options with various investment managers. Zurich Kemper Lifeinvestor, a registered flexible premium variable universal life product, permits policyholders to allocate premiums among forty-one different subaccount investment options with various investment managers. We also introduced a new individual and group fixed annuity, Zurich Classic.

   During mid-1998, we introduced DESTINATIONS/SM, a registered individual and group variable, fixed and market value adjusted deferred annuity product. DESTINATIONSSM currently offers forty-two variable subaccount investment options with various investment managers, ten guarantee periods, a fixed account option, dollar cost averaging and a guaranteed retirement income benefit ("GRIB") option. The GRIB is an optional benefit to the DESTINATIONSSM variable annuity, for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of: /

  .  the contract value (account value)

  .  the greatest anniversary value before the exercise (annuitization) date, or

  . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

   In the fourth quarter of 2001, we discontinued offering the GRIB option with the DESTINATIONS/SM product due to the continued decline in the stock market, particularly in the wake of the tragedy of September 11th. Future sales of the DESTINATIONSSM product are expected to be substantially lower because of this decision. /

   During mid-1997, we introduced variable BOLI, a group variable life insurance contract that is primarily marketed to banks and other large corporate entities. Also in 1997, we issued a series of non-registered variable individual universal life insurance contracts that are marketed primarily to high net worth individuals. Significant fluctuations in our sales of the variable life products are due mainly to the nature of the BOLI product--high dollar volume per sale, low frequency of sales--and any potential changes to BOLI's tax advantaged status as proposed in the release of the federal government's fiscal budgets.

   Investors Brokerage Services, Inc., (''IBS''), our wholly-owned subsidiary, and our affiliated broker-dealer, BFP Securities, LLC, are the principal underwriters of our registered variable annuity and variable life products. BFP Securities, LLC, is also the primary wholesaling distributor of our BOLI and high net worth products.

   Our fixed annuity sales were as follows (in millions):

                                      Year Ended December 31,
                                      -----------------------
                                        2001    2000    1999
                                       ------  ------  -----
                  Fixed annuity sales $142.0   $168.6  $96.3
                                       ======  ======  =====

   KILICO's fixed annuity sales decreased $26.6 million in 2001, compared with 2000. This decrease is primarily the result of investors seeking a more competitive return on their investments during a time of declining interest rates.

NAIC ratios

   The National Association of Insurance Commissioners (the ''NAIC'') annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System (''IRIS'') ratios. Currently, thirteen IRIS ratios are calculated. The primary purpose of the ratios is to provide an ''early warning'' of potential negative developments. The NAIC reports a company's ratios to state regulators who may then contact the company if three or more ratios fall outside the NAIC's ''usual ranges''.

   Based on statutory financial data as of December 31, 2001, Kemper Investors Life Insurance Company had five ratios outside the usual ranges; the net change in capital and surplus ratio, the gross change in capital and surplus ratio, the net income to total income (including realized capital and losses) ratio, the change in product mix ratio and the change in reserving ratio.

   The results for the net change in capital and surplus ratio, the gross change in capital and surplus ratio and the net income to total income ratio was primarily caused by the $71.9 million statutory net loss reported that was caused by the significant downturn in the stock market during 2001. The result for the change in the product mix ratio was primarily caused by certain reclassifications and presentation differences related to variable annuities and deposit-type funds in the 2001 annual statement, compared to 2000. The result for the change in the reserving ratio was primarily caused by the recapture in 2000 of term business assumed from FKLA.

   Based on statutory financial data as of December 31, 2001, ZKLICONY had two ratios outside the usual ranges: adequacy of investment income ratio and the change in reserving ratio. The result for the adequacy of investment income ratio was due to ZKLICONY's small amount of reserves relative to its total invested assets. The result for the change in reserving ratio reflects the fact that ZKLICONY began writing business in 2001 and had no single premiums for the year.

   Other than certain states requesting routine quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to our IRIS ratios for 2001 or earlier years.

Risk-based capital, asset adequacy and codification

   Under Illinois' and New York's asset adequacy and risk-based capital rules, state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The asset adequacy rules are designed to assure that assets supporting reserves are adequate to cover liabilities under a variety of economic scenarios. The focus of risk-based capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. We have capital levels substantially exceeding any that would mandate action under the risk-based capital rules and are in compliance with applicable asset adequacy rules.

   As of January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (''Codification'') guidance. The NAIC Accounting Practices and Procedures Manual--version effective January 1, 2001--is the National Association of Insurance Commissioners' primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Illinois Insurance Department adopted the Codification guidance, effective January 1, 2001. The Company's statutory surplus was positively impacted by $16.7 million upon adoption as a result of the net effect of recording a deferred tax asset, of non-admitting non-operating system software, of non-admitting net affiliated receivables and other changes caused by the Codification.

   Codification has been adopted as a component of prescribed or permitted practices by the New York Insurance Department. The state has adopted certain prescribed accounting practices that are at variance from those found in Codification. Specifically, deferred tax assets and deferred tax liabilities are not recognized. The New York Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices.

Reserves and reinsurance

   The following table provides a breakdown of our reserves for future policy benefits by product type (in millions):

                                                 December 31, December 31,
                                                     2001         2000
                                                 ------------ ------------
     General account annuities..................    $2,767       $2,635
     Interest-sensitive life insurance and other       627          643
     Ceded future policy benefits...............       240          310
                                                    ------       ------
            Total...............................    $3,634       $3,588
                                                    ======       ======

   Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions where we insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with FLA. FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA issues policies not issued by FKLA or KILICO as well as other policies similar to certain FKLA policies. At December 31, 2001 and 2000, our reinsurance reserve credit from FLA relating to these coinsurance transactions totaled approximately $230.1 million and $262.1 million, respectively. Utilizing FKLA's employees, we are the servicing company for this coinsured business and we are reimbursed by FLA for the related servicing expenses.

   In 1996, we assumed, on a yearly renewable term basis, approximately $14.4 billion (face amount) of term life insurance from FKLA. Effective September 30, 2000, this reinsurance agreement with FKLA was terminated. Upon termination, we returned $7.7 million of premiums to FKLA, representing consideration for the recaptured reserves. Due to the difference in the generally accepted accounting principles basis and the statutory accounting basis of the reserves related to this recaptured business, we recorded a deemed dividend distribution to Kemper of $16.3 million in 2000. (See the note captioned ''Reinsurance'' in the Notes to Consolidated Financial Statements.)

   In the fourth quarter of 2000, we assumed from FKLA $100.0 million in premium deposits related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (''GICs''). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to trusts established by a securities firm. The securities firm sold interests in these trusts to institutional investors. This Funding Agreement has a variable rate of interest, is an obligation of our general account and is recorded as future policy benefits. (See the note captioned ''Reinsurance'' in the Notes to Consolidated Financial Statements.)

   We are party to a funds withheld reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch (''ZICBB''). Under the terms of this agreement, we cede, on a yearly renewable term basis, 100 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, we cede separate account fees (cost of insurance charges) to ZICBB and retain a portion of such funds under the terms of the reinsurance agreement in a funds withheld account ("FWA") which is included as a component of benefits and funds payable in the accompanying consolidated balance sheets.

   The following table contains amounts related to the BOLI funds withheld reinsurance agreement with ZICBB (in millions):

Business Owned Life Insurance (BOLI)
(in millions)

                                            Year Ended December 31,
                                         ----------------------------
                                           2001      2000      1999
                                         --------  --------  --------
         Face amount in force........... $ 85,564  $ 85,358  $ 82,021
                                         ========  ========  ========
         Net amount at risk ceded....... $(76,283) $(78,169) $(75,979)
                                         ========  ========  ========
         Cost of insurance charges ceded $  168.1  $  173.8  $  166.4
                                         ========  ========  ========
         Funds withheld account......... $  236.1  $  228.8  $  263.4
                                         ========  ========  ========

   Our FWA supports reserve credits on reinsurance ceded on the BOLI product. In 1998, to properly match revenue and expenses, we placed assets supporting the FWA in a segmented portion of our General Account. This portfolio was classified as ''trading'' under Statement of Financial Accounting Standards No. 115 (''SFAS 115'') at December 31, 1998 and through November 30, 1999. SFAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. We recorded realized capital losses of $7.3 million related to the changes in fair value of this portfolio during 1999.

   Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, we no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as ''trading''. As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through our operating results.

   Effective December 31, 2001, we entered into a quota share reinsurance agreement with ZICBB. Under the terms of this agreement, we cede 100 percent of the net amount at risk of the guaranteed minimum death benefit and GRIB portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, we cede 100 percent of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. The account values related to these policies are held in our separate account during the accumulation period of the contracts. The reserve credits under this treaty are secured by a trust agreement that requires the fair market value of assets therein to at least equal 102 percent of such reserve credits.

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

Rankings and ratings

   According to Best's Insurance Reports, 2001, as of December 31, 2000, we ranked 54th of 1,436 life insurers by admitted assets; 68th of 905 by insurance in force; and 72nd of 1,336 by net premiums written.

   Our December 31, 2001 ratings and their status were as follows:

                                             Rating       Status
                                        ---------------- --------
              A.M. Best Company........ A+ (Superior)    Affirmed
              Moody's Investors Service Aa3 (Excellent)  Affirmed
              Standard & Poor's........ AA (Very Strong) Affirmed

   Our Standard & Poor's ("S&P") rating was coupled with ZFS through December 31, 2001 due to the perceived financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS's core businesses. In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in equity markets. At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from "AA+" to "AA", S&P's third highest rating. In February 2002, ZFS received another downgrade to "AA-" and remained on CreditWatch with negative implications. During 2001, ZFS considered the divestiture of Zurich Life. Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life's ratings from ZFS in March 2002, primarily due to ZFS's consideration of the Zurich Life divestiture and we received a rating of "A+", reflecting the non-supported strength of Zurich Life and were taken off CreditWatch.

   We share our A.M. Best rating with ZFS. In the fall of 2001, A.M. Best placed ZFS under review with developing implications but did not change its ratings. In March 2002, ZFS's A.M. Best A+ (Superior) financial strength rating was affirmed, removed from under review and assigned a negative outlook. Our non-supported Moody's Investors Service rating remains at Aa3, its fourth highest rating. In March 2002, Moody's Investors Service placed our rating under review for possible downgrade.

Employees

   At December 31, 2001, we used the services of approximately 1,188 employees of FKLA, which are also shared with FLA and ZLICA.

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

   In addition, certain of our variable life insurance and variable annuity products, and the related separate accounts, are subject to regulation by the Securities and Exchange Commission (the ''SEC'').

   We believe we are in compliance in all known material respects with all applicable regulations. For information on regulatory and other dividend restrictions, see ITEM 5(c).

Investments

   A changing marketplace has affected the life insurance industry. To accommodate customers' increased preference for safety over higher yields, we have systematically reduced our investment risk and strengthened our capital position.

   Our cash flow is carefully monitored and our investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For investment securities, portfolio management is handled by an affiliated company, Zurich Scudder Investments, Inc. (''ZSI''), and its subsidiaries and affiliates. On December 4, 2001, Deutsche Bank and ZFS announced that they had signed a definitive agreement under which Deutsche Bank will acquire 100 percent of ZSI, with the exception of ZSI's UK operations, Threadneedle Investments. The transaction is expected to be completed, subject to regulatory approval and satisfaction of other conditions, in the first half of 2002. Our real estate-related investments are handled by a minority-owned Kemper real estate subsidiary. Investment policy is directed by our board of directors. Our investment strategies take into account the nature of each annuity and life insurance product, the respective crediting rates and the estimated future policy benefit maturities.

Forward-looking statements

   All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the SEC, press releases, presentations by KILICO or its management or oral statements) about markets for our products and trends in our operations or financial results, as well as other statements including words such as ''anticipate,'' ''believe,'' ''plan,'' ''estimate,'' ''expect,'' ''intend,'' and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, among other things:

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

      (iii) customer response to new products, distribution channels and marketing initiatives

      (iv) mortality, morbidity, and other factors which may affect the profitability of our insurance products

      (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products

      (vi) increasing competition which could affect the sale of our products

      (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, and regulations relating to the sale and underwriting and pricing of insurance products, and

      (viii) the risk factors or uncertainties listed from time to time in our other filings with the SEC.

Item 2. Properties

   We share 307,804 square feet of office space leased by FKLA from Wells Real Estate Funds, located in Schaumburg, Illinois.

Item 3. Legal Proceedings

   We have been named as defendant in certain lawsuits incidental to our insurance business. Based upon the advice of legal counsel, our management believes that the resolution of these various lawsuits will not result in any material adverse effect on our consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) There is no established public trading market for KILICO's common stock.

(b) Kemper owns all of the common stock of KILICO as of the date of this filing.

(c) Cash dividends of $20.0 million, $25.0 million and $70.0 million were declared and paid to Kemper on June 29, 1999, September 29, 1999 and December 29, 1999, respectively. A cash dividend of $20.0 million was declared and paid to Kemper on June 29, 2000. During 2000, we also reported a deemed dividend distribution of $16.3 million to Kemper. Cash dividends of $10.0 million and $3.0 million were declared and paid to Kemper on June 28, 2001 and September 27, 2001, respectively. No additional dividends have been declared or paid through the date of filing this Form 10-K.

Restrictions on dividends

   Dividend distributions from us to our stockholder are restricted by state insurance laws. In Illinois, where we are domiciled, if such dividend, together with other distributions during the 12 preceding months would exceed the greater of (a) ten percent of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or (b) the statutorily adjusted net income for the preceding calendar year, then such proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. During 2001, the Company paid dividends to Kemper in the amount of $13.0 million, which were approved by the Illinois Department of Insurance. In 2002, the Company cannot pay dividends.

Item 6. Selected Financial Data

   The following table sets forth selected financial information for KILICO for the five years ended December 31, 2001. Such information should be read in conjunction with our consolidated financial statements and notes thereto included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                           December 31, December 31, December 31, December 31, December 31,
                                               2001         2000         1999         1998         1997
                                           ------------ ------------ ------------ ------------ ------------
Total revenue.............................  $   398.3    $   360.9    $   363.4    $   419.7    $   425.5
                                            =========    =========    =========    =========    =========
Net income excluding realized
  investment results......................  $    38.2    $    53.7    $    51.1    $    31.4    $    31.9
                                            =========    =========    =========    =========    =========
Net income................................  $    51.6    $    48.3    $    44.9    $    65.1    $    38.7
                                            =========    =========    =========    =========    =========
Financial summary
Total separate account assets.............  $13,108.8    $11,179.6    $ 9,778.1    $ 7,099.2    $ 5,122.0
                                            =========    =========    =========    =========    =========
Total assets..............................  $18,089.8    $16,006.6    $14,655.7    $12,239.7    $10,589.7
                                            =========    =========    =========    =========    =========
Future policy benefits, net of reinsurance  $ 3,393.6    $ 3,278.0    $ 3,409.1    $ 3,561.6    $ 3,856.9
                                            =========    =========    =========    =========    =========
Stockholder's equity......................  $   818.0    $   730.1    $   630.0    $   853.9    $   865.6
                                            =========    =========    =========    =========    =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

   We recorded net income of $51.6 million in 2001, compared with net income of $48.3 million in 2000 and $44.9 million in 1999. The increase in net income in 2001, compared with 2000, was due to an increase in net realized investment gains somewhat offset by a decrease in operating earnings before amortization of goodwill and other intangibles.

   The following table reflects the components of net income:

Net income
(in millions)

                                                             Year Ended December 31,
                                                             ----------------------
                                                              2001    2000    1999
                                                             ------  ------  ------
Operating earnings before amortization of goodwill and other intangibles............................................... $ 51.9  $ 66.8  $ 63.8
Amortization of goodwill and other intangibles..............  (13.7)  (13.1)  (12.7)
Net realized investment gains (losses)......................   13.4    (5.4)   (6.2)
                                                             ------  ------  ------
       Net income........................................... $ 51.6  $ 48.3  $ 44.9
                                                             ======  ======  ======

Net realized investment results, after tax
(in millions)

                                                             Year Ended December 31,
                                                             ----------------------
                                                              2001    2000    1999
                                                             ------  ------  ------
Real estate-related gains................................... $ 10.4  $  1.1  $  2.7
Fixed maturity securities, including write-downs............    2.8    (7.9)   (6.3)
Trading account securities..................................     --      --    (4.7)
Other gains, net............................................     .2     1.4     2.1
                                                             ------  ------  ------
       Total................................................ $ 13.4  $ (5.4) $ (6.2)
                                                             ======  ======  ======

   The real estate-related gains in 2001 are primarily due to the release of reserve allowances originally recorded against certain mortgage loans. (See INVESTMENTS section.) The real estate-related gains in 2000 and 1999 reflect ZFS's strategy to dispose of real estate-related investments. This strategy to reduce exposure to real estate-related investments, as well as improving real estate market conditions in most areas of the country, generated the real estate-related gains during 2000 and 1999.

   Net realized investment gains on fixed maturity securities in 2001 were primarily due to decreasing interest rates that resulted in higher market values in fixed maturity investments. Significantly offsetting these realized gains were other-than-temporary declines in value of certain securities due to credit-related concerns about a small number of issuers and collateralized bond obligation impairment losses related to Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. (See INVESTMENTS section.) These pre-tax writedowns totaled $15.5 million in 2001. Net realized investment losses on fixed maturity securities in 2000 were primarily related to pre-tax writedowns that totaled $11.4 million. Net realized investment losses on fixed maturity securities in 1999 were primarily the result of rising interest rates throughout the year, leading to lower market values in fixed maturity investments.

   Trading account securities were used to manage the reinsurance strategy on the BOLI product. Effective November 1, 1998, the methodology used to determine the increase to the FWA was changed and a substantial portion of this liability was marked-to-market based predominately upon the total return of the Government Bond Division of the KILICO Variable Series I Separate Account. We also placed assets supporting the FWA in a segmented portfolio and classified this asset segment as ''trading'' under Statement of Financial Standards No. 115 (''SFAS 115'') at December 31, 1998 and through November 30, 1999. We recorded realized capital losses of $7.3 million related to the changes in fair values of this portfolio during 1999. Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, we no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as ''trading''. As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through operating results.

   Operating earnings before the amortization of goodwill and other intangibles decreased to $51.9 million in 2001, compared with $66.8 million in 2000, primarily due to:

  .  a decrease in premium income

  .  an increase in claims incurred and other policyholder benefits

  . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

  .  an increase in income tax expense, offset by

  .  an increase in separate account fees

  .  an increase in other income

  . an increase in spread revenue (net investment income less interest credited to policyholders)

  .  a decrease in taxes, licenses and fees, and

  . a decrease in the amortization of insurance acquisition costs and value of business acquired.

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

  .  a decrease in income tax expense, offset by

  .  a decrease in premium income

  .  a decrease in separate account fees

  . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

  . an increase in the amortization of insurance acquisition costs and value of business acquired.

   The following table reflects our sales and reinsurance assumed:

Sales and reinsurance assumed
(in millions)

                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2001     2000      1999
                                                 -------- --------  --------
    Annuities:
       Variable................................. $2,547.4 $1,160.5  $  758.6
       Fixed....................................    142.0    168.6      96.3
       Funding Agreements assumed...............       --    100.0        --
                                                 -------- --------  --------
           Total annuities......................  2,689.4  1,429.1     854.9
                                                 -------- --------  --------
    Life Insurance:
       Separate account business-owned variable
         universal life (''BOLI'')..............    515.3    819.6   1,622.0
       Separate account variable universal life.     29.6     36.5      39.1
       Term life................................      1.6     (8.2)     21.9
       Interest-sensitive life..................      1.3      1.4       1.3
                                                 -------- --------  --------
           Total life...........................    547.8    849.3   1,684.3
                                                 -------- --------  --------
              Total sales....................... $3,237.2 $2,278.4  $2,539.2
                                                 ======== ========  ========

   Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, increased $1.4 billion in 2001, compared with 2000. The increase in the variable annuity deposits is primarily due to continued strong sales of our DESTINATIONS/SM product that offers both a variable and a fixed option, including dollar cost averaging and a guaranteed retirement income benefit ("GRIB") option. Dollar cost averaging allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time in order to reduce the effects of significant market fluctuations. The GRIB is an optional benefit to the DESTINATIONSSM variable annuity, for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of: /

  .  the contract value (account value)

  .  the greatest anniversary value before the exercise (annuitization) date, or

  . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

   In the fourth quarter of 2001, we discontinued offering the GRIB option with the DESTINATIONS/SM product due to the continued decline in the stock market, particularly in the wake of the tragedy of September 11th. Future sales of the DESTINATIONSSM product are expected to be substantially lower because of this decision. /

   Fixed annuity deposits decreased $26.6 million in 2001 when compared with 2000, as investors seek out a more competitive return on their investments during a time of declining interest rates.

   The $100.0 million Funding Agreement assumed in 2000 resulted from a new reinsurance agreement with FKLA. (See the note captioned ''Reinsurance'' in the Notes to Consolidated Financial Statements.)

   Sales of variable annuities increase administrative fees earned. In addition, they pose less investment risk to us, to the extent that policyholders allocate net premium to one or more subaccounts that invest in underlying investment funds that invest in stocks or bonds. The customer bears the investment risk on these stocks or bonds unless the GRIB option is elected. Additional fees are charged to cover specific benefit options elected by the policyholders, such as the GRIB option.

   Sales of BOLI decreased $304.3 million to $515.3 million in 2001, compared with $819.6 million in 2000. Sales of individual variable universal life insurance decreased $6.9 million to $29.6 million in 2001, compared with $36.5 million in 2000. BOLI sales decreased primarily due to the nature of the product--high dollar volume per sale, low frequency of sales and due to the uncertainty surrounding the potential sale of Zurich Life. Sales of these separate account variable products pose minimal investment risk as policyholders also direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. We receive premium tax and DAC tax expense loads from certain contractholders, as well as administrative fees and cost of insurance charges. These fees and charges are compensation for providing life insurance coverage to the contractholders potentially in excess of their cash surrender values. Face amount of new variable universal life insurance business issued amounted to $2.2 billion in 2001, compared with $3.8 billion in 2000 and $16.6 billion in 1999. The decrease in face amount issued in 2001, compared with 2000, is primarily due to the decrease in BOLI sales.

   The following table reflects our assets under management:

Assets under management
(in millions)

                                         2001      2000      1999
                                       --------- --------- ---------
            General account........... $ 3,815.8 $ 3,689.5 $ 3,831.0
            Separate account--BOLI....   7,598.9   6,905.9   5,750.5
            Separate account--non-BOLI   5,509.8   4,273.7   4,027.6
                                       --------- --------- ---------
                   Total.............. $16,924.5 $14,869.1 $13,609.1
                                       ========= ========= =========

   Total assets under management have increased over the last few years primarily reflecting the volume of sales. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year. Total assets under management were also affected by equity market and interest rate fluctuations.

   Net term life premium, including new and renewal premiums, totaled $486 thousand in 2001 and $371 thousand in 2000. The 2000 amount excludes premiums assumed under a reinsurance agreement with FKLA. Effective September 30, 2000, the reinsurance agreement with FKLA was terminated. Prior to the termination, we assumed $15.4 million of term life insurance premiums from FKLA in 2000. Upon termination, we returned $7.7 million of premiums to FKLA as consideration for the recaptured reserves. In the fourth quarter of 2000, the reinsurance agreement was recaptured by FKLA and resulted in a decrease in premiums of $13.6 million in 2000, compared with 1999. In 1999 we assumed $21.3 million of term life insurance premiums from FKLA. Excluding the amounts assumed from FKLA, total term life sales, including new and renewal premiums, amounted to $677 thousand in 1999.

   Spread revenue increased in 2001, compared with 2000, due to a larger increase in investment income than in interest credited to policyholders. The increase in investment income in 2001, compared with 2000, was primarily due to placing certain mortgage loans on accrual status in the fourth quarter of 2001. (See INVESTMENTS--Real estate-related investments for further discussion.) This increase was somewhat offset by the reinvestment of 2000 and 2001 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment.

   The increase in interest credited in 2001, compared with 2000, was due to higher average policyholder account balances and a slight increase in average interest crediting rates, primarily due to new business issued.

   Spread revenue increased in 2000, compared with 1999, due to a smaller decrease in investment income than in interest credited to policyholders. The decrease in investment income in 2000, compared with 1999, was primarily due to a decrease in cash and invested assets from the 1999 levels, reflecting the surrender and withdrawal activity during prior years and the dividends paid to Kemper during 2000 and 1999. Also contributing to this decrease in cash and invested assets are the ongoing exchanges from the fixed to the variable option of in force annuity policies, primarily reflecting the dollar cost averaging option mentioned previously. Net investment income was also negatively impacted in 2000 and 1999 by the placement of a real estate-related investment on non-accrual status effective January 1, 1999. Somewhat mitigating these factors was the reinvestment of 1999 and 2000 sales proceeds, maturities and prepayments at higher yields due to funds being directed to higher yielding securities, and an overall increasing interest rate environment during 1999 and the first half of 2000.

   The decrease in interest credited in 2000, compared with 1999, was primarily due to a decrease in policyholder liabilities due to surrender, withdrawal and exchange activity in 2000 and 1999 and an overall decrease in crediting rates over the same period.

   Investment income was also reduced over the last three years reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the fair value of the fixed maturity investments as of January 4, 1996, the date Kemper was acquired by ZFS, became the new cost basis in the investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of the fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $2.8 million in 2001, compared with $3.5 million in 2000 and $7.8 million in 1999.

Separate account fees and charges
(in millions)

                                                      2001     2000     1999
                                                     -------  -------  -------
 Separate account fees on non-BOLI variable life and
   annuities........................................ $  67.6  $  62.1  $  47.0
 BOLI cost of insurance charges and fees--direct....   163.5    164.4    168.1
 BOLI cost of insurance charges and fees--ceded.....  (168.4)  (173.8)  (166.7)
 BOLI premium tax expense loads.....................     8.3     15.6     26.3
                                                     -------  -------  -------
        Total....................................... $  71.0  $  68.3  $  74.7
                                                     =======  =======  =======

   Included in separate account fees and charges are administrative and other fees received from the separate account products of $66.7 million in 2001, compared with $61.4 million and $46.1 million in 2000 and 1999, respectively. Administrative and other fee revenue increased in each of the last three years due to growth in average separate account assets. Also included in separate account fees and charges are cost of insurance (''COI'') charges related to variable universal life insurance, primarily BOLI, of $162.1 million, $164.4 million and $167.9 million in 2001, 2000 and 1999, respectively. Of these COI charges, $168.1 million, $173.8 million and $166.4 million were ceded, respectively, to a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch (''ZICBB''). In 2001 and 2000, COI charges ceded were in excess of 100 percent of the COI charges received due to appreciation of the BOLI funds withheld account. Separate account fees and charges in 2001, 2000 and 1999 also include BOLI-related premium tax expense loads of $8.3 million, $15.6 million and $26.3 million, respectively.

   Net BOLI cost of insurance charges and fees increased $4.5 million in 2001, compared with 2000, primarily reflecting $2.5 million in fees related to a group variable life policy sold to FKLA in February 2001, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance, will permit FKLA to indirectly fund certain of its employee benefit obligations.

   Other income increased $1.7 million in 2001, compared with 2000. The increase is primarily due to an increase in commission revenue from broker-dealer operations. The increase was substantially offset by an increase in broker-dealer commission expense in 2001. Other income increased $23.4 million in 2000, compared with 1999. The increase is primarily due to an increase in commission revenue from broker-dealer operations of approximately $20.6 million. This increase was mainly due to the inclusion of PMG's operating results effective April 1, 2000. (See discussion of the PMG acquisition in the note captioned ''Related-Party Transactions'' in the Notes to Consolidated Financial Statements.) The increase in broker-dealer commission revenue was substantially offset by an increase in broker-dealer commission expense.

   Other income also includes surrender charge revenue of $6.5 million in 2001, compared with $6.0 million and $5.0 million in 2000 and 1999, respectively. The increase in surrender charge revenue over the past three years reflects the increased policyholder surrender and withdrawal activity during the same period.

Policyholder surrenders, withdrawals and death benefits
(in millions)

                                        2001   2000   1999
                                       ------ ------ ------
                     General account.. $450.9 $579.1 $564.2
                     Separate account.  523.8  393.3  399.8
                                       ------ ------ ------
                            Total..... $974.7 $972.4 $964.0
                                       ====== ====== ======

   Reflecting the current interest rate environment and other competitive market factors, we adjust crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also be improved over time by increasing investment income.

   General account surrenders, withdrawals and death benefits decreased $128.2 million in 2001, compared with 2000, reflecting a decrease in death benefits as well as a decrease in overall surrenders and withdrawals as equity markets remained volatile.

   Separate account surrenders, withdrawals and death benefits increased $130.5 million in 2001, compared with 2000. Excluding surrenders of $92.4 million on BOLI contracts in 2001, separate account surrenders, withdrawals and death benefits increased $38.1 million in 2001, compared with 2000. The increase is primarily due to investors' seeking alternative investments during a period of market uncertainty.

   Claims incurred and other policyholder benefits increased $8.2 million in 2001, compared with 2000, primarily due to an increase in policyholder reserves for guaranteed minimum death benefits ("GMDB") and GRIB on certain of our variable annuity contracts. The GMDB reserves increased due to the significant downturn in the stock market during 2001. GRIB reserves have been established for policies that have withdrawn a substantial portion of their contract values, exposing a proportionately large GRIB benefit in relation to the account value. These policies were deemed to have elected annuitization and a reserve has been established to cover the present value of future benefits. The termination of the assumed term life reinsurance agreement with FKLA decreased claims incurred and other policyholder benefits year over year for 2001, 2000 and 1999.

   Taxes, licenses and fees primarily reflect premium taxes on BOLI. Excluding the taxes due on BOLI, for which we received a corresponding expense load in separate account fees and other charges, taxes, licenses and fees amounted to $2.4 million in 2001, compared with $2.3 million in 2000 and $3.4 million in 1999.

   Commission expense and the deferral of insurance acquisition costs increased in 2001, compared with 2000 and 1999, due to the higher level of sales, excluding BOLI. Commission expense related to broker-dealer operations increased approximately $17.2 million in 2000, compared with 1999. The increase is primarily due to the inclusion of PMG's operating results in 2000. The commission expense related to broker-dealer operations totaled $25.2 million in 2001.

   Operating expenses increased in 2001, to $66.0 million, compared with $61.7 million and $45.9 million in 2000 and 1999, respectively. The increase in 2001, compared with 2000, was primarily due to the inclusion of $3.0 million of operating expenses of the newly formed New York company. Also contributing to the increase was an increase in PMG's operating expenses of approximately $1.7 million in 2001, compared to 2000.

   The increase in operating expenses in 2000, compared with 1999, was primarily due to an increase in salaries and related benefits, and data processing expenses in the continued development of infrastructure to support various new business initiatives. Also contributing to the increase was the inclusion of PMG's operating expenses of approximately $2.2 million.

   Amortization of insurance acquisition costs decreased $5.2 million in 2001, compared with 2000. This net decrease was attributable to several factors. During 2000, the amortization of insurance acquisition costs was increased by $10.5 million due to loss recognition as discussed below. During 2001, realized capital losses on investments purchased subsequent to the ZFS acquisition decreased the amortization of insurance acquisition costs by $6.4 million. These amounts were partially offset by an increase in amortization due to the higher volume of annuity business in force.

   The increase in the amortization of deferred insurance acquisition costs in 2000, compared with 1999, is primarily due to loss recognition resulting from management's periodic review of the estimated future gross profits on annuity contracts. The loss recognition increased the amortization by $10.5 million in 2000. The remaining increase in amortization of deferred insurance acquisition costs is primarily due to the higher volume of variable annuity business.

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

   Movements in the stock markets have impacted the amortization of the value of business acquired in 2001, 2000 and 1999. The percentage changes in the S&P 500 for the years ended December 31, 2001, 2000 and 1999 were -13.0 percent, -10.1 percent, and +19.5 percent, respectively. During 2001 and 2000, depreciation in the stock market resulted in depreciation in the separate account assets, which decreased future gross profits and accelerated amortization. During 1999, appreciation in the stock market resulted in appreciation in the separate account assets, which increased future gross profits and shifted amortization to later years.

   The difference between ZFS's cost of acquiring us and the net fair value of the assets and liabilities as of January 4, 1996 was recorded as goodwill. Goodwill is amortized on a straight-line basis over a twenty-year period. Other intangible assets in the amount of $2.7 million and $4.9 million were recorded in 2001 and 2000, respectively, in connection with the purchase of PMG. These intangible assets are being amortized on a straight-line basis over a ten-year period.

   Tax expense increased in 2001, compared with 2000, primarily due to the release of a $15.2 million valuation allowance in 2000. The valuation allowance was related to the ultimate realization of losses on real estate assets disposed of before December 31, 1995. In 2000, an additional $4.6 million benefit was realized on the termination of the reinsurance agreement with FKLA.

Operations by Business Segment

   We, along with FKLA, ZLICA and FLA, operate under the trade name Zurich Life, formerly Zurich Kemper Life. Zurich Life is segregated by Strategic Business Unit (''SBU''). The SBU concept employed by ZFS has each SBU concentrate on a specific customer market. The SBU is the focal point of Zurich Life, because it is at the SBU level that Zurich Life can clearly identify customer segments and then work to understand and satisfy the needs of each customer. For purposes of operating segment disclosure, Zurich Life includes the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

   Zurich Life is segregated into the Life Brokerage, Financial Institutions (''Financial''), Retirement Solutions Group (''RSG'') and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Life level. Since Zurich Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity, discussion regarding results of operations in this Form 10-K relate solely to KILICO. The vast majority of our business is derived from the Financial and RSG SBUs. The contributions of Zurich Life's SBUs to combined revenues, operating results and certain balance sheet data pertaining thereto, are shown in the Notes to Consolidated Financial Statements.

   The principal products and markets of the Financial and RSG SBUs are as follows:

      Financial: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and business-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners. Institutional business includes BOLI and funding agreements (primarily included in FKLA).

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

Invested assets and cash
(in millions)

                                                       December 31,  December 31,
                                                           2001          2000
                                                       ------------  ------------
Cash and short-term investments....................... $  216   5.7% $   50   1.4%
Fixed maturity securities:
   Investment-grade:
       NAIC(1) Class 1................................  1,846  48.4   2,080  56.4
       NAIC(1) Class 2................................  1,121  29.4     960  26.1
   Below investment-grade (NAIC classes 3 through 6):
       Performing.....................................    123   3.2     116   3.2
       Non-performing.................................      5   0.1       1    --
Equity securities.....................................     68   1.8      64   1.7
Joint venture mortgage loans..........................    104   2.7      67   1.8
Third-party mortgage loans............................     64   1.7      64   1.7
Other real estate-related investments.................      8   0.2       9   0.2
Policy loans..........................................    240   6.3     256   6.9
Other.................................................     21   0.5      22   0.6
                                                       ------ -----  ------ -----
          Total(2).................................... $3,816 100.0% $3,689 100.0%
                                                       ====== =====  ====== =====

--------
(1) National Association of Insurance Commissioners (''NAIC'').
   --Class 1 = A- and above
   --Class 2 = BBB- through BBB+
(2) See the note captioned ''Financial Instruments--Off-Balance-Sheet Risk'' in the Notes to Consolidated Financial Statements.

Fixed maturity securities

   We carry our fixed maturity investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense on unrealized appreciation. The aggregate unrealized appreciation on fixed maturity securities at December 31, 2001 was $24.3 million. The aggregate unrealized depreciation on fixed maturity securities at December 31, 2000 was $32.6 million. We do not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

   At December 31, 2001, investment-grade fixed maturity securities, cash and short-term investments accounted for 83.5 percent of invested assets and cash, compared with 83.9 percent at December 31, 2000. Approximately 53.3 percent of our NAIC Class 1 bonds were rated AAA or equivalent at year-end 2001, compared with 43.4 percent at December 31, 2000.

   Approximately 22.0 percent of the investment-grade fixed maturity securities at December 31, 2001 were mortgage-backed securities, up from 18.9 percent at December 31, 2000. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. We have not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. Our mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

   Approximately 15.3 percent and 15.1 percent of the investment-grade fixed maturity securities at December 31, 2001 and 2000, respectively, consisted of corporate asset-backed securities. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities (36.5%), home equity loans (22.9%), collateralized loan and bond obligations (12.1%), manufactured housing loans (11.7%), and other commercial assets (5.5%).

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

   At December 31, 2001 and 2000, unamortized premiums and discounts related to mortgage-backed and asset-backed securities were as follows (in millions):

                                             December 31,
                                             ------------
                                              2001  2000
                                             -----  ----
                       Unamortized premiums. $12.2  $9.0
                                             =====  ====
                       Unamortized discounts $ 9.0  $5.2
                                             =====  ====

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

                                                    Expected Maturity Date
                                        ----------------------------------------------
                             Carrying
                             Value at                                                   Fair Value at
                           December 31,                                                 December 31,
      (in millions)            2001     2002   2003    2004    2005   2006   Thereafter     2001
      -------------        ------------ -----  -----  ------  ------  -----  ---------- -------------
Fixed Maturity Securities:
   Mortgage-backed bonds..   $  726.5   $62.9  $87.8  $ 72.8  $ 85.6  $86.4    $331.0     $  726.5
      Average yield.......       6.39%   6.39%  6.36%   6.36%   6.47%  6.29%     6.27%        6.39%
   Asset-backed bonds.....   $  291.3   $31.4  $44.7  $ 45.8  $ 37.5  $18.5    $113.4     $  291.3
      Average yield.......       7.12%   7.12%  7.10%   7.34%   7.47%  7.57%     7.54%        7.12%
   CMBs...................   $   92.4   $ 8.8  $ 7.4  $  3.9  $ 17.4  $11.9    $ 43.0     $   92.4
      Average yield.......       6.52%   6.52%  6.52%   6.52%   6.45%  6.45%     6.67%        6.52%
                             --------                                                     --------
                             $1,110.2                                                     $1,110.2
                             ========                                                     ========
                                                    Expected Maturity Date
                                        ----------------------------------------------
                             Carrying
                             Value at                                                   Fair Value at
                           December 31,                                                 December 31,
      (in millions)            2000     2001   2002    2003    2004   2005   Thereafter     2000
      -------------        ------------ -----  -----  ------  ------  -----  ---------- -------------
Fixed Maturity Securities:
   Mortgage-backed bonds..   $  575.7   $ 6.5  $39.5  $152.0  $131.9  $77.1    $168.7     $  575.7
      Average yield.......       6.61%   6.61%  6.60%   6.62%   7.18%  7.60%     8.15%        6.61%
   Asset-backed bonds.....   $  339.3   $22.5  $37.6  $ 34.2  $ 39.9  $48.0    $157.1     $  339.3
      Average yield.......       7.27%   7.32%  7.30%   7.21%   7.35%  7.57%     7.83%        7.27%
   CMBs...................   $  123.9   $  --  $  --  $   --  $   --  $ 5.4    $118.5     $  123.9
      Average yield.......       6.84%   6.84%  6.84%   6.84%   6.84%  6.82%     6.82%        6.84%
                             --------                                                     --------
                             $1,038.9                                                     $1,038.9
                             ========                                                     ========

   The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2001, is 4.55 years. A 200 basis point increase in interest rates would extend the weighted average maturity by approximately .55 of a year, while a 200 basis point decrease in interest rates would decrease the weighted average maturity by approximately 2.27 of a year.

   The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2000, was 3.95 years. A 200 basis point increase in interest rates would have extended the weighted average maturity by approximately .26 of a year, while a 200 basis point decrease in interest rates would have decreased the weighted average maturity by approximately 1.15 of a year.

   Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 46 issuers at December 31, 2001, totaled 3.3 percent of cash and invested assets at December 31, 2001 and 3.2 percent at December 31, 2000. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Our strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

   The $176.4 million real estate-related portfolio consists of joint venture and third-party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 4.6 percent of cash and invested assets at December 31, 2001, compared with $140.4 million, or 3.7 percent, at December 31, 2000.

   During 2001, a change in circumstances surrounding a water development project located in California's Sacramento River Valley led to a decision to reclassify the related mortgage loans to accrual status and release the general reserve allowance originally set up for these loans. These changes included the State of California's State Water Resources Control Board ("SWRCB") approval of the project's water right permit as well as the completion of a third-party appraisal of the project, subsequent to the SWRCB's approval of the permit.

   Taken together, these facts support, in our best judgment, not only the level of existing debt on the project but also the accrual of interest as specified in the terms of the loans. As a result, interest income was recorded in the fourth quarter of 2001 in the amount of $24.9 million, representing interest earned in 2001 as well as recaptured interest from 2000 and 1999, the years in which these loans were on non-accrual status. The release of the general reserve allowance generated a realized gain of $16.4 million in 2001.

   As reflected in the ''Real estate portfolio'' table below, we have continued to fund both existing projects and legal commitments. The future legal commitments were $29.9 million and $29.8 million at December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001, we expect to fund approximately $0.2 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds. We do not currently expect to fund these commitments. The total legal commitments, along with estimated working capital requirements, are considered in management's evaluation of reserves and write-downs.

   Excluding the $0.9 million of net equity investments in joint ventures, real estate loans totaled $175.5 million at December 31, 2001, after reserves and write-downs. Of this amount, $168.1 million are on accrual status with a weighted average interest rate of approximately 9.04 percent. Of these accrual loans:

  . 7.0 percent have terms requiring current periodic payments of their full contractual interest

  . 38.0 percent require only partial payments or payments to the extent of borrowers' cash flow, and

  .  55.0 percent require that payments are deferred until maturity.

   The equity investments in real estate at December 31, 2001 consisted of other equity investments in joint ventures. These equity investments include our share of periodic operating results. As an equity owner or affiliate of an equity owner, we have the ability to fund, and historically have elected to fund, operating requirements of certain joint ventures.

Real estate portfolio
(in millions)

                                                        Other Real Estate-
                                        Mortgage Loans Related Investments
                                        -------------  -------------------
                                         Joint  Third-  Other     Equity
                                        Venture Party  Loans(2) Investments Total
                                        ------- ------ -------- ----------- ------
Balance at December 31, 2000........... $ 67.5  $63.5   $ 8.4      $ 1.0    $140.4(1)
Additions (deductions):
Fundings...............................    0.3     --      --         --       0.3
Interest added to principal............   20.1    2.1      --         --      22.2
Sales/paydowns/distributions...........     --   (1.1)   (1.1)      (0.1)     (2.3)
Net realized investments gains (losses)   16.4   (0.6)    0.2         --      16.0
Other transactions, net................     --     --    (0.2)        --      (0.2)
                                        ------  -----   -----      -----    ------
Balance at December 31, 2001........... $104.3  $63.9   $ 7.3      $ 0.9    $176.4(3)
                                        ======  =====   =====      =====    ======

--------
(1) Net of $22.4 million reserve and write-downs. Excludes $0.6 million of real estate-related accrued interest.

(2) The other real estate loans were notes receivable evidencing financing, primarily to joint ventures. These loans were issued generally to provide financing for Kemper's or our joint ventures for various purposes.

(3) Net of $6.6 million reserve and write-downs. Excludes $5.4 million of real estate-related accrued interest.

Real estate concentrations and outlook

   The real estate portfolio is distributed by geographic location and property type. However, concentration exposures in certain states and in certain types of properties do exist. In addition to these exposures, exposures also exist as to certain real estate developers and partnerships.

   As a result of our ongoing strategy to reduce exposure to real estate-related investments, we had investments in four projects that accounted for approximately 99.5 percent of the $176.4 million real estate-related portfolio as of December 31, 2001.

   The largest of these investments were loans to a master limited partnership (the ''MLP'') between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, which amounted to $92.5 million at December 31, 2001. The MLP's underlying investment primarily consists of the water development project, as discussed earlier. Although the SWRCB has approved the water right permit, additional permits must be obtained before development on this project can proceed. These additional permits are expected to be received during 2002. The final resolution of this permit process will impact the long-term economic viability of the project. Loans to the MLP were placed on non-accrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value. In 2001, these loans were placed on accrual status, as previously discussed.

   The second largest of these investments at December 31, 2001 amounted to $63.9 million and consisted of second mortgages on nine hotel properties, one office building, and one retail property. Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests in these properties. These properties are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on all but one of the mortgages. These loans are on accrual status. In the fourth quarter of 2001, a valuation reserve of $600 thousand was recorded for one of these properties as its estimated fair value decreased below the debt supported by the property.

   At December 31, 2001, a loan to a joint venture amounted to $11.8 million. This affiliated mortgage loan was on an office property located in Illinois.

   The remaining real estate-related investment amounted to $7.4 million at December 31, 2001 and consisted of various unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, these real estate-related investments were placed on nonaccrual status. All zoned properties were sold by March of 2001. We are currently pursuing an out of court settlement against the city of Honolulu for the downzoning of certain unzoned properties. If a settlement is not reached, trial will begin this year. We are holding the unzoned properties for future zoning and sales. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, it is anticipated that it could be several additional years until we completely dispose of all investments in Hawaii.

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

   Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $13.0 million and $86.3 million at December 31, 2001 and 2000, respectively. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $7.4 million and $64.3 million at December 31, 2001 and 2000, respectively. The decrease in nonaccrual loans in 2001, compared with 2000, is due primarily to the reclassification of certain mortgage loans to accrual status, as previously discussed.

Net investment income

   Pre-tax net investment income totaled $269.4 million in 2001, compared with $257.5 million in 2000 and $264.6 million in 1999. This includes our share of the operating results from equity investments in real estate consisting of other income less other expenses. Investment income was positively impacted in 2001 by the inclusion of three years of interest on loans previously carried on non-accrual status and negatively impacted in 2001, 2000 and 1999 by purchase accounting adjustments, as previously discussed.

   Total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(in millions)

                                                   Year Ended
                                                  December 31,
                                                 --------------
                                                 2001 2000 1999
                                                 ---- ---- ----
                 Real estate-related investments $1.1 $9.1 $9.9
                 Fixed maturity securities......  1.3   --   --
                                                 ---- ---- ----
                        Total................... $2.4 $9.1 $9.9
                                                 ==== ==== ====

   Foregone investment income is the result of bonds that are in default and certain real estate-related investments that have been placed on nonaccrual status. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results. During 2001, $15.7 million of foregone investment income was recaptured from prior years due to the previously mentioned reclassification of certain mortgage loans to accrual status.

Realized investment results

   Net income reflects after-tax realized investment gains of $13.4 million in 2001 and after-tax realized investment losses of $5.4 million and $6.2 million in 2000 and 1999, respectively. Included in the 1999 after-tax realized investment losses are trading account security losses of $4.7 million. As previously discussed, we segregated a portion of the General Account investment portfolio in the first eleven months of 1999 into a ''trading'' account under SFAS 115. SFAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. Also, as previously discussed, effective December 1, 1999, we no longer designated a portion of the General Account investment portfolio as ''trading''. As a result, all investments previously designated as ''trading'' are currently classified as available for sale and changes in fair value to the FWA and the assets supporting the FWA no longer flow through operating results.

   Unrealized gains and losses on fixed maturity investments that are available for sale are not reflected in net income. These changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, however, the security is written down to net realizable value, and the write-down adversely impacts net income. Pre-tax write-downs due to other-than-temporary decline in value amounted to $15.5 million, $11.4 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   We regularly monitor our investment portfolio and as part of this process review the assets for possible impairments of carrying value. Because the review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time.

   See Note 1, ''Summary of Significant Accounting Policies'', in the Notes to Consolidated Financial Statements for information regarding derivative investments.

Interest rates

   During 2000 and 1999 the Federal Open Market Committee (''FOMC'') raised interest rates six times in total, resulting in a flatter yield curve due to higher short-term interest rates. With signs of economic weakness becoming more prevalent, the FOMC began lowering interest rates in January 2001 after raising them 100 basis points and 75 basis points in 2000 and 1999, respectively. The FOMC lowered rates 11 times in 2001, totaling 475 basis points, in an attempt to stimulate the economy. The yield curve steepening that had begun at the end of 2000 accelerated during 2001, leaving the treasury yield curve at its steepest levels since 1993. The events of September 11 led to further interest rate declines by the FOMC to help mitigate economic weakness and liquidity concerns. The steepening curve and lower rates resulted in a decrease in unrealized fixed maturity investment losses during 2000 and unrealized fixed maturity investment gains during 2001.

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

   A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses. A declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have influenced certain annuity holders to seek alternative products. We mitigate this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately 23 percent of the fixed and variable annuity liabilities as of December 31, 2001, however, were no longer subject to significant surrender fees.

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

   Our Standard & Poor's ("S&P") rating was coupled with ZFS through December 31, 2001 due to the perceived financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS's core businesses. In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in equity markets. At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from "AA+" to "AA", S&P's third highest rating. In February 2002, ZFS received another downgrade to "AA-" and remained on CreditWatch with negative implications. During 2001, ZFS considered the divestiture of Zurich Life. Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life's ratings from ZFS in March 2002, primarily due to ZFS's consideration of the Zurich Life divestiture and we received a rating of "A+", reflecting the non-supported strength of Zurich Life and were taken off CreditWatch.

   We share our A.M. Best rating with ZFS. In the fall of 2001, A.M. Best placed ZFS under review with developing implications but did not change its ratings. In March 2002, ZFS's A.M. Best A+ (Superior) financial strength rating was affirmed, removed from under review and assigned a negative outlook. Our non-supported Moody's Investors Service rating remains at Aa3, its fourth highest rating. In March 2002, Moody's Investors Service placed our rating under review for possible downgrade.

Stockholder's equity

   Stockholder's equity totaled $818.0 million at December 31, 2001, compared with $730.1 million at December 31, 2000 and $630.0 million at December 31, 1999. The increase in stockholder's equity in 2001 was primarily due to an increase in accumulated other comprehensive income of $49.3 million and net income of $51.6 million, offset by dividends of $13.0 million paid to Kemper. The increase in accumulated other comprehensive income was primarily related to unrealized appreciation of the fixed maturity investment portfolio due to declining interest rates during 2001.

   The increase in stockholder's equity in 2000 was primarily due to an increase in accumulated other comprehensive income of $88.1 million and net income of $48.3 million, offset by dividends of $36.3 million paid to Kemper. The increase in accumulated other comprehensive income was primarily related to unrealized appreciation of the fixed maturity investment portfolio due to the anticipation of declining interest rates at the end of 2000.

Emerging issues

   In July 2001, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standard 141 (''SFAS 141''), Business Combinations. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"). SFAS 141 requires that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001. It also requires that unrecognized negative goodwill must be written off immediately as an extraordinary gain and provides more specific guidance on how to determine the accounting acquirer, recognizing intangible assets apart from goodwill, as well as additional financial statement disclosures. We intend to adopt SFAS 141 in the first quarter of 2002. However, the implementation of SFAS 141 is not expected to have a material impact on our 2002 financial results.

   Also in July 2001, the FASB issued Statement of Financial Accounting Standard 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized, but will be tested for impairment at the reporting unit level. Goodwill and indefinite-lived intangible assets will be tested for impairment at least annually and the amortization period for finite-lived intangible assets will no longer be limited to forty years. SFAS 142 also requires additional financial statement disclosure about goodwill and intangible assets. We intend to adopt SFAS 142 in the first quarter of 2002. We are currently evaluating the impact of implementing SFAS 142, however, it is not expected to have a material impact on our 2002 financial results.

   In June 2001, the FASB issued Statement of Financial Accounting Standard 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 amends FASB Statement of Financial Accounting Standard 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. SFAS 143 clarifies and revises existing guidance on financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We intend to adopt SFAS 143 in 2002. We are currently evaluating the impact of implementing SFAS 143, however, it is not expected to have a material impact on our 2002 financial results.

   In October 2001, the FASB issued Statement of Financial Accounting Standard 144 ("SFAS 144"), Accounting for Impairment or Disposal of Long-lived Assets. This Standard will generally be effective on a prospective basis, beginning January 1, 2002. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include (1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived is held for sale, and (2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, we do not expect the adoption of this Standard to have a significant impact on our 2002 financial results. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

Item 8. Financial Statements and Supplementary Data

                                                                                                     Page(s)
                                                                                                     -------
Report of Independent Accountants...................................................................     28
Consolidated Balance Sheets, December 31, 2001 and 2000.............................................     29
Consolidated Statements of Operations, three years ended December 31, 2001..........................     30
Consolidated Statements of Comprehensive Income, each of the three years in the period ended
  December 31, 2001.................................................................................     31
Consolidated Statements of Stockholder's Equity, each of the three years in the period ended
  December 31, 2001.................................................................................     32
Consolidated Statements of Cash Flows, each of the three years in the period ended December 31, 2001     33
Notes to Consolidated Financial Statements..........................................................  34-56
Financial Statement Schedules:
   Supplementary Insurance Information..............................................................     64
   Reinsurance......................................................................................     65
   Valuation and Qualifying Accounts................................................................     66










                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Kemper Investors Life Insurance Company:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and its subsidiaries (the ''Company'') at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 22, 2002

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                 December 31, December 31,
                                                                                     2001         2000
                                                                                 ------------ ------------
Assets
   Fixed maturity securities available for sale, at fair value (amortized cost:
     December 31, 2001, $3,057,139; December 31, 2000, $3,189,719).............. $ 3,094,560  $ 3,157,169
   Equity securities, at fair value (cost: December 31, 2001 and
     December 31, 2000, $65,473)................................................      67,731       63,879
   Short-term investments.......................................................     159,105       15,900
   Joint venture mortgage loans.................................................     104,303       67,473
   Third-party mortgage loans...................................................      63,897       63,476
   Other real estate-related investments........................................       8,240        9,468
   Policy loans.................................................................     239,787      256,226
   Other invested assets........................................................      20,799       21,792
                                                                                 -----------  -----------
       Total investments........................................................   3,758,422    3,655,383
   Cash.........................................................................      57,374       34,101
   Accrued investment income....................................................     140,762      134,585
   Reinsurance recoverable......................................................     240,536      310,183
   Deferred insurance acquisition costs.........................................     381,506      240,801
   Value of business acquired...................................................      75,806       95,621
   Goodwill.....................................................................     178,418      191,163
   Other intangible assets......................................................       6,261        4,531
   Deferred income taxes........................................................      95,688      120,781
   Federal income tax receivable................................................      13,866        8,803
   Receivable on sales of securities............................................       2,100        8,286
   Other assets and receivables.................................................      30,336       22,766
   Assets held in separate accounts.............................................  13,108,753   11,179,639
                                                                                 -----------  -----------
       Total assets............................................................. $18,089,828  $16,006,643
                                                                                 ===========  ===========
Liabilities
   Future policy benefits....................................................... $ 3,634,161  $ 3,588,140
   Other policyholder benefits and funds payable................................     436,449      399,585
   Other accounts payable and liabilities.......................................      92,472      109,152
   Liabilities related to separate accounts.....................................  13,108,753   11,179,639
                                                                                 -----------  -----------
       Total liabilities........................................................  17,271,835   15,276,516
                                                                                 -----------  -----------

Commitments and contingent liabilities

Stockholder's equity
   Capital stock--$10 par value, authorized 300,000 shares; outstanding 250,000
     shares.....................................................................       2,500        2,500
   Additional paid-in capital...................................................     804,347      804,347
   Accumulated other comprehensive income (loss)................................      16,551      (32,718)
   Retained deficit.............................................................      (5,405)     (44,002)
                                                                                 -----------  -----------
       Total stockholder's equity...............................................     817,993      730,127
                                                                                 -----------  -----------
       Total liabilities and stockholder's equity............................... $18,089,828  $16,006,643
                                                                                 ===========  ===========

         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands)

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    ---------  ---------  --------
Revenue
   Net investment income........................... $ 269,419  $ 257,470  $264,640
   Realized investment gains (losses)..............    20,660     (8,277)   (9,549)
   Premium income..................................       486      8,394    21,990
   Separate account fees and charges...............    70,993     68,293    74,715
   Other income....................................    36,739     35,030    11,623
                                                    ---------  ---------  --------
       Total revenue...............................   398,297    360,910   363,419
                                                    ---------  ---------  --------
Benefits and Expenses
   Interest credited to policyholders..............   159,127    152,289   162,243
   Claims incurred and other policyholder benefits.    21,933     13,718    18,185
   Taxes, licenses and fees........................    10,714     17,861    30,234
   Commissions.....................................   179,585    114,162    67,555
   Operating expenses..............................    66,026     61,671    45,989
   Deferral of insurance acquisition costs.........  (166,202)  (104,608)  (69,814)
   Amortization of insurance acquisition costs.....    18,052     23,231     5,524
   Amortization of value of business acquired......    15,606     19,926    12,955
   Amortization of goodwill........................    12,744     12,744    12,744
   Amortization of other intangible assets.........       961        368        --
                                                    ---------  ---------  --------
       Total benefits and expenses.................   318,546    311,362   285,615
                                                    ---------  ---------  --------
   Income before income tax expense................    79,751     49,548    77,804
   Income tax expense..............................    28,154      1,247    32,864
                                                    ---------  ---------  --------
       Net income.................................. $  51,597  $  48,301  $ 44,940
                                                    =========  =========  ========


         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (in thousands)

                                                                                  Year Ended December 31,
                                                                               -----------------------------
                                                                                 2001      2000      1999
                                                                               --------  --------  ---------
Net income.................................................................... $ 51,597  $ 48,301  $  44,940
                                                                               --------  --------  ---------
Other comprehensive income (loss), before tax:
   Unrealized holding gains (losses) on investments arising during period:....
   Unrealized holding gains (losses) on investments...........................   54,155    61,487   (180,267)
   Adjustment to value of business acquired...................................   (5,914)   (3,400)    12,811
   Adjustment to deferred insurance acquisition costs.........................   (1,050)     (230)     5,726
                                                                               --------  --------  ---------
       Total unrealized holding gains (losses) on investments arising
         during period........................................................   47,191    57,857   (161,730)
                                                                               --------  --------  ---------
Less reclassification adjustments for items included in net income:
   Adjustment for (gains) losses included in realized investment gains
     (losses).................................................................   (9,203)  (24,583)    16,651
   Adjustment for amortization of premium on fixed maturity securities
     included in net investment income........................................   (5,732)   (4,538)   (10,533)
   Adjustment for (gains) losses included in amortization of value of
     business acquired........................................................   (1,705)      214       (454)
   Adjustment for losses included in amortization of insurance acquisition
     costs....................................................................    6,395        13      1,892
                                                                               --------  --------  ---------
          Total reclassification adjustments for items included in net
            income............................................................  (10,245)  (28,894)     7,556
                                                                               --------  --------  ---------
Other comprehensive income (loss), before related income tax expense
  (benefit)...................................................................   57,436    86,751   (169,286)
Related income tax expense (benefit)..........................................    8,167    (1,350)   (15,492)
                                                                               --------  --------  ---------
          Other comprehensive income (loss), net of tax.......................   49,269    88,101   (153,794)
                                                                               --------  --------  ---------
          Comprehensive income (loss)......................................... $100,866  $136,402  $(108,854)
                                                                               ========  ========  =========

         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                (in thousands)

                                                                       Year Ended December 31,
                                                                   ------------------------------
                                                                     2001      2000       1999
                                                                   --------  ---------  ---------
Capital stock, beginning and end of period........................ $  2,500  $   2,500  $   2,500
                                                                   --------  ---------  ---------
Additional paid-in capital, beginning and end of period...........  804,347    804,347    804,347
                                                                   --------  ---------  ---------
Accumulated other comprehensive income (loss), beginning of period  (32,718)  (120,819)    32,975
Other comprehensive income (loss), net of tax.....................   49,269     88,101   (153,794)
                                                                   --------  ---------  ---------
   End of period..................................................   16,551    (32,718)  (120,819)
                                                                   --------  ---------  ---------
Retained earnings (deficit), beginning of period..................  (44,002)   (56,023)    14,037
Net income........................................................   51,597     48,301     44,940
Dividends to parent...............................................  (13,000)   (36,280)  (115,000)
                                                                   --------  ---------  ---------
   End of period..................................................   (5,405)   (44,002)   (56,023)
                                                                   --------  ---------  ---------
       Total stockholder's equity................................. $817,993  $ 730,127  $ 630,005
                                                                   ========  =========  =========

         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                              Year Ended December 31,
                                                                        -----------------------------------
                                                                           2001        2000        1999
                                                                        -----------  ---------  -----------
Cash flows from operating activities
   Net income.......................................................... $    51,597  $  48,301  $    44,940
   Reconciliation of net income to net cash from operating activities:
       Realized investment (gains) losses..............................     (20,660)     8,277        9,549
       Net change in trading account securities........................          --         --      (51,239)
       Interest credited and other charges.............................     169,084    142,344      158,557
       Deferred insurance acquisition costs, net.......................    (148,150)   (81,377)     (64,290)
       Amortization of value of business acquired......................      15,606     19,926       12,955
       Amortization of goodwill........................................      12,744     12,744       12,744
       Amortization of discount and premium on investments.............       5,731      4,538       11,157
       Amortization of other intangible assets.........................         961        368           --
       Deferred income taxes...........................................      16,927    (25,930)     (42,952)
       Net change in current federal income taxes......................      (5,063)   (18,593)     (10,594)
       Benefits and premium taxes due related to separate account
         business-owned life insurance.................................      (6,392)   (61,476)     149,477
       Other, net......................................................       5,120     42,377      (11,901)
                                                                        -----------  ---------  -----------
          Net cash flow from operating activities......................      97,505     91,499      218,403
                                                                        -----------  ---------  -----------
Cash flows from investing activities
   Cash from investments sold or matured:
       Fixed maturity securities held to maturity......................     281,664    170,465      335,735
       Fixed maturity securities sold prior to maturity................   1,331,168    589,933    1,269,290
       Equity securities...............................................          --      1,271       11,379
       Mortgage loans, policy loans and other invested assets..........      60,495     73,177       75,389
   Cost of investments purchased or loans originated:
       Fixed maturity securities.......................................  (1,481,699)  (569,652)  (1,455,496)
       Equity securities...............................................          --     (1,264)      (8,703)
       Mortgage loans, policy loans and other invested assets..........     (41,395)   (47,109)     (43,665)
       Investment in subsidiaries......................................      (2,690)    (4,899)          --
   Short-term investments, net.........................................    (143,205)    26,491       15,943
   Net change in receivable and payable for securities transactions....       6,186     (4,786)          --
   Net change in other assets..........................................       2,248     (5,141)      (2,725)
                                                                        -----------  ---------  -----------
          Net cash from investing activities...........................      12,772    228,486      197,147
                                                                        -----------  ---------  -----------
Cash flows from financing activities
   Policyholder account balances:
       Deposits........................................................     680,106    608,363      383,874
       Withdrawals.....................................................    (733,521)  (881,888)    (694,848)
   Dividends to parent.................................................     (13,000)   (36,280)    (115,000)
   Cash overdrafts.....................................................     (20,589)    11,906        8,953
                                                                        -----------  ---------  -----------
          Net cash from financing activities...........................     (87,004)  (297,899)    (417,021)
                                                                        -----------  ---------  -----------
          Net increase (decrease) in cash..............................      23,273     22,086       (1,471)
Cash, beginning of period..............................................      34,101     12,015       13,486
                                                                        -----------  ---------  -----------
Cash, end of period.................................................... $    57,374  $  34,101  $    12,015
                                                                        ===========  =========  ===========

         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

  Basis of presentation

   Kemper Investors Life Insurance Company and its subsidiaries (''the Company'') issue fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. Zurich Kemper Life Insurance Company of New York ("ZKLICONY"), a newly formed, wholly-owned subsidiary, received its license from the state of New York early in 2001 and began writing business in May of 2001. The Company is a wholly-owned subsidiary of Kemper Corporation (''Kemper''), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Group Holding (''ZGH'' or ''Zurich''), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (''ZFS''), a Swiss holding company.

   The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements in order for them to conform to the 2001 presentation. The accompanying consolidated financial statements of the Company as of and for the years ended December 31, 2001, 2000 and 1999, have been prepared in conformity with accounting principles generally accepted in the United States of America.

  Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the accompanying financial statements. As further discussed in the accompanying notes to the consolidated financial statements, significant estimates and assumptions affect goodwill, deferred insurance acquisition costs, the value of business acquired, provisions for real estate-related losses and reserves, other-than-temporary declines in values for fixed maturity securities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

  Goodwill and other intangibles

   The Company reviews goodwill and other intangibles (''intangible assets'') to determine if events or changes in circumstances may have affected the recoverability of the outstanding intangible assets as of each reporting period. In the event that the Company determines that the intangible assets are not recoverable, it would amortize such amounts as additional amortization expense in the accompanying financial statements. As of December 31, 2001, the Company believes that no such adjustment is necessary.

   During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 141 (''SFAS 141''), Business Combinations and Statement of Financial Accounting Standard 142 ("SFAS 142"), Goodwill and Other Intangible Assets in July 2001. SFAS 141 requires that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001. SFAS 142 primarily addresses the accounting that must be applied to goodwill and other intangible assets subsequent to their acquisition. The Company intends to adopt SFAS 141 and SFAS 142 in the first quarter of 2002, however they are not expected to have a material impact on the Company's 2002 financial results.

   The difference between ZFS's cost of acquiring the Company and the net fair value of the assets and liabilities as of January 4, 1996 was recorded as goodwill. Goodwill is amortized on a straight-line basis over a

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES twenty-year period. Other intangible assets of $7.6 million, recorded in 2001 and 2000 in connection with the purchase of PMG, are being amortized on a straight-line basis over a ten-year period.

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

   The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the value of business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2006 are as follows:

                                                      Projected
                                                      Accretion
                               Beginning                 Of     Ending
       Year Ended December 31,  Balance  Amortization Interest  Balance
       ----------------------- --------- ------------ --------- --------
       (in thousands)
            1999 (actual)..... $126,066    $(20,891)   $7,936   $113,111
            2000 (actual).....  113,111     (26,805)    6,879     93,185
            2001 (actual).....   93,185     (21,394)    5,788     77,579
            2002..............   77,579     (17,308)    4,548     64,819
            2003..............   64,819     (15,003)    3,812     53,628
            2004..............   53,628     (13,464)    3,142     43,306
            2005..............   43,306     (11,686)    2,527     34,147
            2006..............   34,147     (10,191)    1,971     25,927

   The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturity securities held as available for sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. This adjustment decreased the value of business acquired by $1.8 million as of December 31, 2001 and increased the value of business acquired by $2.4 million and $6.0 million as of December 31, 2000 and 1999, respectively. Accumulated other comprehensive income decreased by approximately $1.2 million as of December 31, 2001 due to this adjustment and increased accumulated other comprehensive income by approximately $1.6 million and $3.9 million as of December 31, 2000 and 1999, respectively.

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

  Reinsurance

   In the ordinary course of business, the Company enters into reinsurance agreements to diversify risk and limit its overall financial exposure to certain blocks of annuities and to individual death claims. Although these

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liabilities and obligations to policyholders. As such, these amounts paid or deemed to have been paid are recorded on the Company's consolidated balance sheet as reinsurance recoverables and ceded future policy benefits.

  Deferred insurance acquisition costs

   The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Deferred insurance acquisition costs related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturity securities held as available for sale in the investment portfolio, through a charge or credit to accumulated other comprehensive income, net of income tax. The deferred insurance acquisition costs for term-life insurance products are being amortized over the premium paying period of the policies.

  Future policy benefits

   Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. A liability has been established for guaranteed death benefits in excess of account values. The guaranteed retirement income benefit ("GRIB") is an optional benefit to the DESTINATIONS/SM/ variable annuity, for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of:

  .  the contract value (account value)
  . the greatest anniversary value before the exercise (annuitization) date, or . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

   GRIB reserves have been established for policies that have withdrawn a substantial portion of their contract values, exposing a proportionately large GRIB benefit in relation to the account value. These policies were deemed to have elected annuitization and a reserve has been established to cover the present value of future benefits. No additional liabilities for future policy benefits related to guaranteed living benefits have been established. Had such a benefit been established, total liabilities would have been increased by $7.8 million.

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

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

  Guaranty fund assessments

   The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 2001 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

  Invested assets and related income

   Investments in fixed maturity securities and equity securities are carried at fair value. Short-term investments are carried at cost, which approximates fair value.

   The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and asset-backed securities, over the estimated life of the security. Such amortization is included in net investment income. Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturity securites deemed to be impaired on an other-than-temporary basis, or on mortgage loans and other real estate loans where the likelihood of collection of interest is doubtful.

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

  Derivative instruments

   The Company is party to an interest rate swap agreement with Zurich Capital Markets, Inc. ("ZCM"), an affiliated counterparty. The Company uses interest rate swaps to hedge against interest rate exposures arising from mismatches between assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is made by one counterparty at each due date. In 2001, the Company paid $0.9 million as settlement for the difference between the fixed-rate and floating-rate interest.

   The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect its counterparty to fail to meet its obligations given its high credit ratings. The credit exposure of interest rate swaps is represented by the fair value (market value) of contracts. At

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

December 31, 2001, an open swap agreement with a notional value of $100.0 million and an expiration date of November 2004, had a negative market value of $5.0 million. The negative market value was included as a component of other accounts payable and liabilities in the accompanying consolidated balance sheets.

  Separate account business

   The assets and liabilities of the separate accounts represent segregated funds administered and invested by the Company for purposes of funding variable annuity and variable life insurance contracts for the exclusive benefit of variable annuity and variable life insurance contractholders. The Company receives administrative fees from the separate account and retains varying amounts of withdrawal charges to cover expenses in the event of early withdrawals by contractholders. The assets and liabilities of the separate accounts are carried at fair value.

  Income tax

   The Company files a separate Federal income tax return. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) Cash Flow Information

   The Company defines cash as cash in banks and money market accounts. The Company paid federal income taxes of $19.8 million, $43.9 million and $83.8 million directly to the United States Treasury Department during 2001, 2000 and 1999, respectively.

(3) Invested Assets and Related Income

   The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturity securities are considered available for sale. The carrying value of fixed maturity securities compared with amortized cost, adjusted for other-than-temporary declines in value and estimated unrealized gains and losses, were as follows:

                                                                            Estimated Unrealized
                                                       Carrying  Amortized  -------------------
                                                        Value      Cost       Gains     Losses
                                                      ---------- ----------  -------   --------
(in thousands)
December 31, 2001
   U.S. treasury securities and obligations of U.S.
     government agencies and authorities............. $   21,354 $   21,286 $   254    $   (186)
   Obligations of states and political subdivisions,
     special revenue and nonguaranteed...............     13,488     13,292     196          --
   Debt securities issued by foreign governments.....      4,537      4,508      29          --
   Corporate securities..............................  1,945,006  1,926,160  45,602     (26,756)
   Mortgage and asset-backed securities..............  1,110,175  1,091,893  24,795      (6,513)
                                                      ---------- ----------  -------   --------
       Total fixed maturity securities............... $3,094,560 $3,057,139 $70,876    $(33,455)
                                                      ========== ==========  =======   ========

December 31, 2000
   U.S. treasury securities and obligations of U.S.
     government agencies and authorities............. $   11,822 $   11,777 $    69    $    (24)
   Obligations of states and political subdivisions,
     special revenue and nonguaranteed...............     24,021     24,207      --        (186)
   Debt securities issued by foreign governments.....     21,812     21,893      90        (171)
   Corporate securities..............................  2,060,679  2,093,916  12,634     (45,871)
   Mortgage and asset-backed securities..............  1,038,835  1,037,926   7,495      (6,586)
                                                      ---------- ----------  -------   --------
       Total fixed maturity securities............... $3,157,169 $3,189,719 $20,288    $(52,838)
                                                      ========== ==========  =======   ========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 2001, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                                                   Carrying  Amortized
                                                                                    Value      Cost
                                                                                  ---------- ----------
(in thousands)
One year or less................................................................. $   38,884 $   38,175
Over one year through five years.................................................    836,094    814,386
Over five years through ten years................................................    880,118    874,543
Over ten years...................................................................    229,289    238,142
Securities not due at a single maturity date, primarily mortgage and asset-backed securities(1)..................................................................  1,110,175  1,091,893
                                                                                  ---------- ----------
       Total fixed maturity securities........................................... $3,094,560 $3,057,139
                                                                                  ========== ==========

--------
(1) Weighted average maturity of 4.5 years.

   Proceeds from sales of investments in fixed maturity securities prior to maturity were $1,331.2 million, $589.9 million and $1,269.3 million during 2001, 2000 and 1999, respectively. Gross gains of $32.9 million, $8.6 million and $7.9 million and gross losses, including write-downs of fixed maturity securities for other-than-temporary declines in value, of $28.6 million, $20.8 million and $17.7 million were realized on sales and maturities in 2001, 2000 and 1999, respectively. Pre-tax write-downs due to other-than-temporary declines in value amounted to $15.5 million, $11.4 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   At December 31, 2001 the Company held a $92.5 million mortgage loan investment in Delta Wetlands which exceeded 10 percent of the Company's stockholder's equity at December 31, 2001. Excluding agencies of the U.S. government, no other individual investment exceeded 10 percent of the Company's stockholder's equity at December 31, 2001.

   At December 31, 2001, securities carried at approximately $6.6 million were on deposit with governmental agencies as required by law.

   For its securitized financial assets, the Company recognizes an impairment loss if the fair value of the security is below book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. These impairment losses are included as part of the write-downs for other-than-temporary declines in value discussed above.

   Upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, the issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other than temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

   The Company's computation of net realizable value involves judgments and estimates, so such value should be used with care. Such value determination considers such factors as the existence and value of any collateral security; the capital structure of the issuer; the level of actual and expected market interest rates; where the issue ranks in comparison with other debt of the issuer; the economic and competitive environment of the issuer and its

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES business; the Company's view on the likelihood of success of any proposed issuer restructuring plan; and the timing, type and amount of any restructured securities that the Company anticipates it will receive.

   The Company's $176.4 million real estate portfolio at December 31, 2001 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 2001 and 2000, total impaired real estate-related loans were as follows:

                                               December 31, December 31,
                                                   2001         2000
                                               ------------ ------------
        (in millions)
        Impaired loans without reserves--gross    $ 7.3        $ 62.6
        Impaired loans with reserves--gross...     11.3          23.7
                                                  -----        ------
               Total gross impaired loans.....     18.6          86.3
        Reserves related to impaired loans....     (2.7)        (18.5)
        Write-downs related to impaired loans.     (3.5)         (3.5)
                                                  -----        ------
               Net impaired loans.............    $12.4        $ 64.3
                                                  =====        ======

   The Company had an average balance of $65.3 million and $90.2 million in impaired loans for 2001 and 2000, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

   At December 31, 2001 and 2000, loans on nonaccrual status, before reserves and write-downs, amounted to $13.0 million and $86.3 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

Net Investment Income

   During 2001, a change in circumstances surrounding a water development project located in California's Sacramento River Valley led to a decision to reclassify the related mortgage loans to accrual status and release the general reserve allowance originally set up for these loans. These changes included the State of California's State Water Resources Control Board ("SWRCB") approval of the project's water right permit as well as the completion of a third-party appraisal of the project, subsequent to the SWRCB's approval of the permit.

    Taken together, these facts support, in management's best judgment, not only the level of existing debt on the project but also the accrual of interest as specified in the terms of the loans. As a result, interest income was recorded in the fourth quarter of 2001 in the amount of $24.9 million, representing interest earned in 2001 as well as recaptured interest from 2000 and 1999, the years in which these loans were on non-accrual status. The release of the general reserve allowance generated a realized gain of $16.4 million in 2001.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The sources of net investment income were as follows:

                                                      2001     2000     1999
                                                    -------- -------- --------
  (in thousands)
  Interest on fixed maturity securities............ $214,505 $223,964 $231,176
  Dividends on equity securities...................    4,598    4,573    4,618
  Income from short-term investments...............    2,332    3,433    3,568
  Income from mortgage loans.......................   30,771    6,091    6,296
  Income from policy loans.........................   19,394   20,088   20,131
  Income from other real estate-related investments       27       99      155
  Income from other loans and investments..........      646    2,455    2,033
                                                    -------- -------- --------
         Total investment income...................  272,273  260,703  267,977
  Investment expense...............................    2,854    3,233    3,337
                                                    -------- -------- --------
         Net investment income..................... $269,419 $257,470 $264,640
                                                    ======== ======== ========

Net Realized Investment Gains (Losses)

   Net realized investment gains (losses) for the years ended December 31, 2001, 2000 and 1999, were as follows:

                                                              2001     2000     1999
                                                             ------- --------  -------
(in thousands)
Real estate-related......................................... $16,081 $  1,711  $ 4,201
Fixed maturity securities...................................   4,284  (12,185)  (9,755)
Trading account securities--gross gains.....................      --       --      491
Trading account securities--gross losses....................      --       --   (7,794)
Equity securities...........................................     262      245    1,039
Other.......................................................      33    1,952    2,269
                                                             ------- --------  -------
       Realized investment gains (losses) before income
         tax expense (benefit)..............................  20,660   (8,277)  (9,549)
Income tax expense (benefit)................................   7,231   (2,897)  (3,342)
                                                             ------- --------  -------
       Net realized investment gains (losses)............... $13,429 $ (5,380) $(6,207)
                                                             ======= ========  =======

   Unrealized gains (losses) are computed below as follows: fixed maturity securities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity and other securities--the difference between fair value and cost. The change in net unrealized investment gains (losses) by class of investment for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                               December 31, December 31, December 31,
                                                                   2001         2000         1999
                                                               ------------ ------------ ------------
(in thousands)
Fixed maturity securities.....................................   $69,970      $89,421     $(182,456)
Equity and other securities...................................      (879)       1,187        (3,929)
Adjustment to deferred insurance acquisition costs............    (7,446)        (243)        3,834
Adjustment to value of business acquired......................    (4,209)      (3,614)       13,265
                                                                 -------      -------     ---------
   Unrealized gain (loss) before income tax expense (benefit).    57,436       86,751      (169,286)
Income tax expense (benefit)..................................     8,167       (1,350)      (15,492)
                                                                 -------      -------     ---------
       Net unrealized gain (loss) on investments..............   $49,269      $88,101     $(153,794)
                                                                 =======      =======     =========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

(4) Unconsolidated Investees

   At December 31, 2001 and 2000 the Company, along with other Kemper subsidiaries, directly held partnership interests in a number of real estate joint ventures. The Company's direct and indirect real estate joint venture investments are accounted for utilizing the equity method, with the Company recording its share of the operating results of the respective partnerships. The Company, as an equity owner, has the ability to fund, and historically has elected to fund, operating requirements of certain of the joint ventures. Consolidation accounting methods are not utilized as the Company, in most instances, does not own more than 50 percent in the aggregate, and in any event, major decisions of the partnership must be made jointly by all partners.

   As of December 31, 2001 and 2000, the Company's net equity investment in unconsolidated investees amounted to $0.9 million and $1.0 million, respectively. The Company's share of net income related to such unconsolidated investees amounted to $27 thousand, $99 thousand and $155 thousand in 2001, 2000 and 1999, respectively.

(5) Concentration of Credit Risk

   The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage and asset-backed securities and real estate.

   Approximately 22.0 percent of the investment-grade fixed maturity securities at December 31, 2001 were mortgage-backed securities, up from 18.9 percent at December 31, 2000. These investments consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

   Approximately 15.3 percent and 15.1 percent of the investment-grade fixed maturity securities at December 31, 2001 and 2000, respectively, consisted of corporate asset-backed securities. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities (36.5%), home equity loans (22.9%), collateralized loan and bond obligations (12.1%), manufactured housing loans (11.7%), and other commercial assets (5.5%).

   The Company's real estate portfolio is distributed by geographic location and property type. The geographic distribution of a majority of the real estate portfolio as of December 31, 2001 was as follows: California (52.9%), Washington (9.8%), Colorado (8.1%) and Illinois (6.7%). The property type distribution of a majority of the real estate portfolio as of December 31, 2001 was as follows: land (51.9%), hotels (32.4%) and office (7.8%).

   To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from the Company or third parties. In the present real estate markets, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including Kemper's and the Company's plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper's or the Company's plans with respect to such projects may not change substantially.

   More than half of the Company's real estate mortgage loans are on properties or projects where the Company, Kemper, or their affiliates have taken ownership positions in joint ventures with a small number of partners.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   At December 31, 2001 loans to a master limited partnership (the ''MLP'') between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $92.5 million, or 52.4 percent, of the Company's real estate portfolio. Kemper's interest in the MLP is 75.0 percent at December 31, 2001. Loans to the MLP were placed on non-accrual status at the beginning of 1999 due to management's desire not to increase book value of the MLP over net realizable value, as interest on these loans has historically been added to principal. During 2001, a change in circumstances surrounding the water development project related to these loans led to the reclassification of these loans to accrual status. As a result, interest income was recorded in the fourth quarter of 2001 and the general reserve allowance related to these loans was released. At December 31, 2001, MLP-related commitments accounted for approximately $0.2 million of the Company's off-balance-sheet legal commitments.

   At December 31, 2001, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates (''Nesbitt''), a third-party real estate developer, have ownership interests constituted approximately $63.9 million, or
6.2 percent, of the Company's real estate portfolio. The Nesbitt ventures consist of nine hotel properties, one office building and one retail property. At December 31, 2001, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding. In the fourth quarter of 2001, a valuation reserve of $600 thousand was recorded for one of these properties as its estimated fair value decreased below the debt supported by the property.

   At December 31, 2001, a loan to a joint venture amounted to $11.8 million. This affiliated mortgage loan was on an office property located in Illinois. At December 31, 2001, the Company did not have any off-balance-sheet legal funding commitments outstanding related to this investment.

   The remaining real estate-related investment amounted to $7.4 million at December 31, 2001 and consisted of various unzoned residential and commercial lots located in Hawaii. Due to certain negative zoning restriction developments in January 1997 and a continuing economic slump in Hawaii, these real estate-related investments were placed on nonaccrual status. All zoned properties were sold by March of 2001. We are currently pursuing an out of court settlement against the city of Honolulu for the downzoning of certain unzoned properties. If a settlement is not reached, trial will begin this year. We are holding the unzoned properties for future zoning and sales. However, due to the state of Hawaii's economy, which has lagged behind the economic expansion of most of the rest of the United States, it is anticipated that it could be several additional years until the Company completely disposes of all investments in Hawaii. At December 31, 2001, off-balance-sheet legal commitments related to Hawaiian properties totaled $4.0 million.

   At December 31, 2001, the Company no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold. However, the Company continues to have Prime Group-related commitments, which accounted for $25.7 million of the Company's off-balance-sheet legal commitments at December 31, 2001.

(6) Income Taxes

   Income tax expense (benefit) was as follows for the years ended December 31, 2001, 2000 and 1999:

                                    2001     2000      1999
                                   ------- --------  --------
                 (in thousands)
                 Current.......... $11,228 $ 28,274  $ 75,816
                 Deferred.........  16,926  (27,027)  (42,952)
                                   ------- --------  --------
                        Total..... $28,154 $  1,247  $ 32,864
                                   ======= ========  ========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Additionally, the deferred income tax (benefit) expense related to items included in other comprehensive income was as follows for the years ended December 31, 2001, 2000 and 1999:

                                                 2001     2000      1999
                                                -------  -------  --------
     (in thousands)
     Unrealized gains and losses on investments $12,246  $    --  $(21,477)
     Value of business acquired................  (1,473)  (1,265)    4,643
     Deferred insurance acquisition costs......  (2,606)     (85)    1,342
                                                -------  -------  --------
            Total.............................. $ 8,167  $(1,350) $(15,492)
                                                =======  =======  ========

   The actual income tax expense for 2001, 2000 and 1999 differed from the ''expected'' tax expense for those years as displayed below. ''Expected'' tax expense was computed by applying the U.S. federal corporate tax rate of 35 percent in 2001, 2000, and 1999 to income before income tax expense.

                                                         2001      2000     1999
                                                        -------  --------  -------
(in thousands)
Computed expected tax expense.......................... $27,913  $ 17,342  $27,232
Difference between ''expected'' and actual tax expense:
   State taxes.........................................  (2,302)      737    1,608
   Amortization of goodwill and other intangibles......   4,797     4,589    4,460
   Dividend received deduction.........................      --    (1,191)      --
   Foreign tax credit..................................     (15)     (214)    (306)
   Change in valuation allowance.......................      --   (15,201)      --
   Recapture of affiliated reinsurance.................      --    (4,599)      --
   Prior year tax settlements..........................  (2,577)       --       --
   Other, net..........................................     338      (216)    (130)
                                                        -------  --------  -------
       Total actual tax expense........................ $28,154  $  1,247  $32,864
                                                        =======  ========  =======

   Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The $4.6 million tax benefit in 2000 is due to the deferred tax effect related to the deemed dividend distribution. (See the note captioned ''Summary of Significant Accounting Policies--Reinsurance.") This deferred tax benefit was recognized in the tax provision under current accounting guidance relating to the recognition of deferred taxes.

   The Company only records deferred tax assets if future realization of the tax benefit is more likely than not. The Company had established a valuation allowance to reduce the deferred federal tax asset related to real estate and unrealized losses on investments to a realizable amount. This amount was based on the evidence available and management's judgment. The valuation allowance is subject to future adjustments based upon, among other items, the Company's estimates of future operating earnings and capital gains. The decrease in the valuation allowance in 2001 is related to the change in the amount of unrealized losses on investments.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax assets or liabilities were as follows:

                                                              December 31, December 31, December 31,
                                                                  2001         2000         1999
                                                              ------------ ------------ ------------
(in thousands)
Deferred federal tax assets:
   Deferred insurance acquisition costs (''DAC Tax'')........   $135,307     $131,591     $121,723
   Unrealized losses on investments..........................         --       12,045       43,758
   Life policy reserves......................................     90,870       67,260       43,931
   Unearned revenue..........................................     55,574       58,200       59,349
   Real estate-related.......................................         --        6,515        7,103
   Other investment-related..................................     12,646        5,330          928
   Other.....................................................      3,349        4,329        3,133
                                                                --------     --------     --------
       Total deferred federal tax assets.....................    297,746      285,270      279,925
   Valuation allowance.......................................         --      (12,045)     (58,959)
                                                                --------     --------     --------
       Total deferred federal tax assets after valuation
         allowance...........................................    297,746      273,225      220,966
                                                                --------     --------     --------
Deferred federal tax liabilities:
   Value of business acquired................................     24,608       33,467       55,884
   Deferred insurance acquisition costs......................    135,317       84,280       41,706
   Depreciation and amortization.............................     21,165       21,799       19,957
   Other investment-related..................................      7,239        7,973        7,670
   Unrealized gains on investments...........................     12,246           --           --
   Other.....................................................      1,483        4,925        2,247
                                                                --------     --------     --------
       Total deferred federal tax liabilities................    202,058      152,444      127,464
                                                                --------     --------     --------
Net deferred federal tax assets..............................   $ 95,688     $120,781     $ 93,502
                                                                ========     ========     ========

   The net deferred tax assets relate primarily to unearned revenue and the DAC Tax associated with a non-registered individual and group variable business-owned life insurance contract (''BOLI''). Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets.

   The tax returns through the year 1996 have been examined by the Internal Revenue Service (''IRS''). Changes proposed are not material to the Company's financial position. The tax returns for the years 1997 through 1999 are currently under examination by the IRS.

(7) Related-Party Transactions

   The Company paid cash dividends of $13.0 million, $20.0 million and $115.0 million to Kemper during 2001, 2000 and 1999, respectively. The Company reported a deemed dividend distribution of $16.3 million during 2000 related to the recapture of a reinsurance agreement with Federal Kemper Life Assurance Company ("FKLA"), an affiliated company.

   The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 2001 and 2000, joint venture mortgage loans totaled $104.3 million and $67.5 million, respectively, and during 2001, 2000 and 1999, the Company earned interest income on these joint venture loans of $25.4 million, $0.8 million and $0.6 million, respectively.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   In February 2001, the Company sold a $60 million group variable life policy to FKLA, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance ("BOLI"), will permit FKLA to indirectly fund certain of its employee benefit obligations.

   All of the Company's personnel are employees of FKLA. Expenses are allocated to the Company for the utilization of FKLA employees and facilities. Expenses allocated to the Company from FKLA during 2001, 2000 and 1999 amounted to $27.4 million, $23.3 million and $18.3 million, respectively. The Company also paid to Kemper real estate subsidiaries fees of $0.5 million, $0.6 million and $1.0 million in 2001, 2000 and 1999, respectively, related to the management of the Company's real estate portfolio.

   The Company also has allocated expenses related to investment management services provided by Zurich Scudder Investments, Inc. (''ZSI''), (formerly Scudder Kemper Investments, Inc.), an affiliated company. The Company paid to ZSI investment management fees of $1.7 million, $1.6 million and $1.8 million during 2001, 2000 and 1999, respectively. On December 4, 2001, Deutsche Bank and ZFS announced that they had signed a definitive agreement under which Deutsche Bank will acquire 100 percent of ZSI, with the exception of ZSI's UK operations, Threadneedle Investments. The transaction is expected to be completed, subject to regulatory approval and satisfaction of other conditions, in the first half of 2002.

   FKLA has a formal management and services agreement with Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"), which charges FLA based upon certain predetermined charges and factors. The Company shares directors, management, operations and employees with FLA. FLA is a mutual company, owned by its policyholders, and is not a member of the Zurich Holding Company System.

   In 2000, the Company purchased PMG Securities Corporation, PMG Asset Management, Inc., PMG Marketing, Inc., and PMG Life Agency, Inc. (collectively ''PMG''). The total cost was $8.2 million, resulting in the recording of intangible assets in the amount of $7.6 million. The Company owns 100 percent of the stock of PMG. Also in 2000, the Company transferred $63.3 million in fixed maturity securities and cash to fund the operations of its newly formed subsidiary, Zurich Kemper Life Insurance Company of New York (''ZKLICONY''). ZKLICONY received its insurance license from the state of New York in January 2001 and began writing business in May of 2001.

   At December 31, 2000, the Company held a $100.0 million investment in ZSLM Trust, issued by an affiliate. On October 30, 2001, the Company sold these bonds to various Farmers insurance companies, all of which are affiliated companies.

   The Company held a $11.8 million real estate-related investment in an affiliated mortgage loan at December 31, 2001.

   As previously discussed, the Company is party to an interest rate swap agreement with ZCM, an affiliated counterparty. (See the note captioned ''Summary of Significant Accounting Policies--Derivative instruments'' above.)

(8) Reinsurance

   As of December 31, 2001 and 2000, the reinsurance recoverable related to fixed-rate annuity liabilities ceded to FLA amounted to $230.1 million and $262.1 million, respectively.

   The Company cedes 90 percent of all new direct life insurance premiums to outside reinsurers. Life reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $2.1 million and $2.0 million as of December 31, 2001 and 2000, respectively.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The Company is party to a funds withheld reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch (''ZICBB''). Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, 100 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB and retains a portion of such funds under the terms of the reinsurance agreement in a funds withheld account ("FWA") which is included as a component of benefits and funds payable in the accompanying consolidated balance sheets.

   Effective December 31, 2001, the Company entered into a quota share reinsurance agreement with ZICBB. Under the terms of this agreement, the Company cedes 100 percent of the net amount at risk of the guaranteed minimum death benefit and guaranteed retirement income benefit portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company cedes 100 percent of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. In 2001, the Company received $7.9 million of ceding commissions and expense allowances, and paid $1.2 million of ceded premiums, related to this reinsurance agreement. The account values related to these policies are held in the Company's separate account during the accumulation period of the contracts. The reserve credits under this treaty are secured by a trust agreement that requires the fair market value of assets therein to at least equal 102 percent of such reserve credits.

   In the fourth quarter of 2000, the yearly renewable term reinsurance agreement between the Company and FKLA was terminated. Premiums and reserves were both reduced by $7.7 million. A difference in the basis of the reserves between GAAP and statutory accounting resulted in a deemed dividend distribution to Kemper of $16.3 million.

   Also in the fourth quarter of 2000, the Company assumed from FKLA $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (''GICs''). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors. This Funding Agreement has a variable rate of interest based upon LIBOR, is an obligation of the Company's general account and is recorded as a future policy benefit. As previously discussed, the Company entered into an interest rate swap in 2000 to exchange the floating-rate interest payments for fixed interest payments.

   The following table contains amounts related to the BOLI funds withheld reinsurance agreement with ZICBB (in millions):

Business Owned Life Insurance (BOLI)
(in millions)

                                            Year Ended December 31,
                                         ----------------------------
                                           2001      2000      1999
                                         --------  --------  --------
         Face amount in force........... $ 85,564  $ 85,358  $ 82,021
                                         ========  ========  ========
         Net amount at risk ceded....... $(76,283) $(78,169) $(75,979)
                                         ========  ========  ========
         Cost of insurance charges ceded $  168.1  $  173.8  $  166.4
                                         ========  ========  ========
         Funds withheld account......... $  236.1  $  228.8  $  263.4
                                         ========  ========  ========

   The Company's FWA supports reserve credits on reinsurance ceded on the BOLI product. In 1998, to properly match revenue and expenses, the Company placed assets supporting the FWA in a segmented portion of its General Account. This portfolio was classified as ''trading'' under Statement of Financial Accounting

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

Standards No. 115 (''SFAS 115'') at December 31, 1998 and through November 30, 1999. SFAS 115 mandates that assets held in a trading account be valued at fair value, with changes in fair value flowing through the income statement as realized capital gains and losses. The Company recorded realized capital losses of $7.3 million related to the changes in fair value of this portfolio during 1999.

   Due to a change in the reinsurance strategy related to the BOLI product, effective December 1, 1999, the Company no longer marked-to-market a portion of the FWA liability and therefore no longer designated the related portion of assets as ''trading''. As a result, changes in fair value to the FWA and the assets supporting the FWA no longer flow through the Company's operating results.

(9) Postretirement Benefits Other Than Pensions

   FKLA sponsors a health and welfare benefit plan that provides insurance benefits covering substantially all eligible, active and retired employees of FKLA and their covered dependents and beneficiaries. The Company is allocated a portion of the costs of providing such benefits. The Company is self insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $5,000 per participant retiring in 2001 and subsequent years, and $10,000 per participant retiring in years prior to 2001.

   The allocated accumulated postretirement benefit obligation accrued by the Company amounted to $1.3 million at both December 31, 2001 and 2000.

   The discount rate used in determining the allocated postretirement benefit obligation was 7.0 percent and 7.5 percent for 2001 and 2000, respectively. The assumed health care trend rate used was based on projected experience for 2001,
7.5 percent for 2002, gradually declining to 6.4 percent by the year 2006 and gradually declining thereafter.

   A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 and 2000 by $142 thousand and $78 thousand, respectively.

(10) Commitments and Contingent Liabilities

   The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company's management, based upon the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

   Although neither the Company nor its joint venture projects have been identified as a ''potentially responsible party'' under federal environmental guidelines, inherent in the ownership of, or lending to, real estate projects is the possibility that environmental pollution conditions may exist on or near or relate to properties owned or previously owned or on properties securing loans. Where the Company has presently identified remediation costs, they have been taken into account in determining the cash flows and resulting valuations of the related real estate assets. Based on the Company's receipt and review of environmental reports on most of the projects in which it is involved, the Company believes its environmental exposure would be immaterial to its consolidated results of operations. However, the Company may be required in the future to take actions to remedy environmental exposures, and there can be no assurance that material environmental exposures will not develop or be identified in the future. The amount of future environmental costs is impossible to estimate

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES due to, among other factors, the unknown magnitude of possible exposures, the unknown timing and extent of corrective actions that may be required, the determination of the Company's liability in proportion to others and the extent such costs may be covered by insurance or various environmental indemnification agreements.

(11) Financial Instruments--Off-Balance-Sheet Risk

   At December 31, 2001, the Company had future legal loan commitments and stand-by financing agreements totaling $29.9 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be collateralized by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

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

   The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

      Fixed maturity securities and equity securities: Fair values were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, ZSI.

      Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

      Policy loans: The carrying value of policy loans approximates the fair value as the Company adjusts the rates to remain competitive.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Mortgage loans and other real estate-related investments: Fair values were estimated based upon the investments observable market price, net of estimated costs to sell. The estimates of fair value should be used with care given the inherent difficulty in estimating the fair value of real estate due to the lack of a liquid quotable market. Mortgage loans and other real estate-related investments are stated at their aggregate unpaid balances, less a valuation allowance of $2.8 million and $18.6 million in 2001 and 2000, respectively. The real estate portfolio is monitored closely and reserves are adjusted to reflect market conditions. This results in a carrying value that approximates fair value at December 31, 2001 and 2000.

   Other investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

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

   The carrying values and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 were as follows:

                                                          December 31, 2001     December 31, 2000
                                                        --------------------- ---------------------
                                                         Carrying              Carrying
                                                          Value    Fair Value   Value    Fair Value
                                                        ---------- ---------- ---------- ----------
(in thousands)
Financial instruments recorded as assets:
   Fixed maturity securities........................... $3,094,560 $3,094,560 $3,157,169 $3,157,169
   Cash and short-term investments.....................    216,479    216,479     50,001     50,001
   Mortgage loans and other real estate-related assets.    176,440    176,440    140,417    140,417
   Policy loans........................................    239,787    239,787    256,226    256,226
   Equity securities...................................     67,731     67,731     63,879     63,879
   Other invested assets...............................     20,799     20,799     21,792     20,109
Financial instruments recorded as liabilities:
   Life policy benefits, excluding term life reserves..  3,376,604  3,324,417  3,273,573  3,206,501
   Funds withheld account..............................    236,134    236,134    228,822    228,822

(13) Stockholder's Equity--Retained Earnings

   The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted. In 2002, the Company cannot pay dividends. The Company paid cash dividends of $13.0 million, $20.0 million and $115.0 million to Kemper during 2001, 2000 and 1999, respectively. The Company reported a deemed dividend distribution of $16.3 million during 2000 related to the recapture of the reinsurance agreement with FKLA.

   The Company's net income (loss) and capital and surplus as determined in accordance with statutory accounting principles were as follows:

                                           2001      2000     1999
                                         --------  -------- --------
           (in thousands)
           Net income (loss)............ $(71,854) $ 19,975 $ 59,116
                                         ========  ======== ========
           Statutory capital and surplus $332,598  $397,423 $394,966
                                         ========  ======== ========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The Company's statutory net loss reflects the market downturn and its impact on reserves for guaranteed death and living benefits consistent with statutory methodology.

   As of January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (''Codification'') guidance. The NAIC Accounting Practices and Procedures Manual - version effective January 1, 2001 - is the National Association of Insurance Commissioners' primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Illinois Insurance Department adopted the Codification guidance, effective January 1, 2001. The Company's statutory surplus was positively impacted by $16.7 million upon adoption as a result of the net effect of recording a deferred tax asset, of non-admitting non-operating system software, of non-admitting net affiliated receivables and other changes caused by the Codification.

(14) Unaudited Interim Financial Information

   The following table sets forth the Company's unaudited quarterly financial information:

                                                                 Quarter Ended
                                             ----------------------------------------------------
                                             March 31 June 30   September 30 December 31   Year
                                             -------- --------  ------------ ----------- --------
(in thousands)
2001 Operating Summary
   Revenue.................................. $91,072  $ 98,360    $85,013     $123,852   $398,297
                                             =======  ========    =======     ========   ========
   Net operating income (loss), excluding
     realized gains......................... $ 8,183  $ (1,364)   $(6,443)    $ 37,792   $ 38,168
   Net realized investment gains............   1,375     5,257      1,206        5,591     13,429
                                             -------  --------    -------     --------   --------
       Net income (loss).................... $ 9,558  $  3,893    $(5,237)    $ 43,383   $ 51,597
                                             =======  ========    =======     ========   ========
2000 Operating Summary
   Revenue.................................. $87,648  $103,446    $94,249     $ 75,567   $360,910
                                             =======  ========    =======     ========   ========
   Net operating income, excluding realized
     gains (losses)......................... $12,031  $  9,953    $ 8,710     $ 22,987   $ 53,681
   Net realized investment gains (losses)...  (1,378)     (105)       948       (4,845)    (5,380)
                                             -------  --------    -------     --------   --------
       Net income........................... $10,653  $  9,848    $ 9,658     $ 18,142   $ 48,301
                                             =======  ========    =======     ========   ========
1999 Operating Summary
   Revenue.................................. $95,646  $ 86,164    $78,301     $103,308   $363,419
                                             =======  ========    =======     ========   ========
   Net operating income, excluding realized
     gains (losses)......................... $11,222  $ 14,385    $11,568     $ 13,972   $ 51,147
   Net realized investment gains (losses)...    (627)   (1,286)    (5,098)         804     (6,207)
                                             -------  --------    -------     --------   --------
       Net income........................... $10,595  $ 13,099    $ 6,470     $ 14,776   $ 44,940
                                             =======  ========    =======     ========   ========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

(15) Operating Segments and Related Information

   The Company, FKLA, Zurich Life Insurance Company of America, (''ZLICA''), and FLA, operate under the trade name Zurich Life ("ZL"), formerly known as Zurich Kemper Life. For purposes of this operating segment disclosure, ZL will also include the operations of Zurich Direct, Inc., an affiliated direct marketing life insurance agency and excludes FLA, as it is owned by its policyholders.

   ZL is segregated by Strategic Business Unit (''SBU''). The SBU concept employed by ZFS has each SBU concentrate on a specific customer market. The SBU is the focal point of ZL, because it is at the SBU level that ZL can clearly identify customer segments and then work to understand and satisfy the needs of each customer. The contributions of ZL's SBUs to consolidated revenues, operating results and certain balance sheet data pertaining thereto, are shown in the following tables on the basis of accounting principles generally accepted in the United States of America.

   ZL is segregated into the Life Brokerage, Financial Institutions (''Financial''), Retirement Solutions Group (''RSG'') and Direct SBUs. The SBUs are not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity. The vast majority of the Company's business is derived from the Financial and RSG SBUs.

   Each SBU's revenue is derived from geographically dispersed areas as ZL is licensed in the District of Columbia and all states. During 2001, 2000 and 1999, ZL did not derive net revenue from one customer that exceeded 10 percent of the total revenue of ZL.

   The principal products and markets of ZL's SBUs are as follows:

   Life Brokerage: The Life Brokerage SBU develops low cost term, universal life insurance and variable universal life, as well as fixed annuities, to market through independent agencies and national marketing organizations.

   Financial: The Financial SBU focuses on a wide range of products that provide for the accumulation, distribution and transfer of wealth and primarily includes variable and fixed annuities, variable universal life and business-owned life insurance. These products are distributed to consumers through financial intermediaries such as banks, brokerage firms and independent financial planners.

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

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Summarized financial information for ZL's SBU's is as follows:

As of and for the period ending December 31, 2001:

                                                                    Income Statement
                                             --------------------------------------------------------------
                                                Life
                                              Brokerage    Financial      RSG        Direct       Total
                                              ----------  -----------  ----------  ----------  -----------
(in thousands)
Revenue
   Net investment income...................  $  100,201   $   226,974  $   96,113  $      129  $   423,417
   Realized investment gains...............       6,393        15,148       5,878           8       27,427
   Premium income..........................      84,993         3,090          38      20,166      108,287
   Fees and other income...................      69,794        42,854      62,826      40,200      215,674
                                              ----------  -----------  ----------  ----------  -----------
       Total revenue.......................     261,381       288,066     164,855      60,503      774,805
                                              ==========  ===========  ==========  ==========  ===========
Benefits and Expenses
   Policyholder benefits...................     121,224       166,390      60,636       7,082      355,332
   Intangible asset amortization...........      44,924        11,668      18,547          --       75,139
   Net deferral of insurance acquisition
     costs.................................     (37,375)     (130,547)    (17,098)    (36,213)    (221,233)
   Commissions and taxes, licenses and
     fees..................................        (787)      145,935      48,251       3,979      197,378
   Operating expenses......................      56,900        34,940      29,594      83,048      204,482
                                              ----------  -----------  ----------  ----------  -----------
       Total benefits and expenses.........     184,886       228,386     139,930      57,896      611,098
                                              ----------  -----------  ----------  ----------  -----------
Income before income tax expense............     76,495        59,680      24,925       2,607      163,707
Income tax expense..........................     26,468        20,355      10,145         496       57,464
                                              ----------  -----------  ----------  ----------  -----------
       Net income..........................  $   50,027   $    39,325  $   14,780  $    2,111  $   106,243
                                              ==========  ===========  ==========  ==========  ===========
Balance Sheet
   Future policy benefits..................  $1,916,097   $ 2,887,014  $1,468,261  $  135,034  $ 6,406,406
                                              ==========  ===========  ==========  ==========  ===========
   Liabilities related to separate
     accounts..............................  $   25,549   $10,955,660  $2,127,544  $       --  $13,108,753
                                              ==========  ===========  ==========  ==========  ===========

                                                                                               Liabilities
                                                                                     Future    Related to
                                                                       Net Income    Policy     Separate
                                                            Revenue      (Loss)     Benefits    Accounts
                                                          -----------  ----------  ----------  -----------
Total revenue, net income, future policy benefits and
  liabilities related to separate accounts, respectively,
  from above............................................. $   774,805  $  106,243  $6,406,406  $13,108,753
                                                          -----------  ----------  ----------  -----------
Less:
   Revenue, net income and selected liabilities of
     FKLA.............................................        277,589      46,645   2,397,798           --
   Revenue, net income and selected liabilities of
     ZLICA............................................         57,752      17,492     374,447           --
   Revenue, net loss and selected liabilities of Zurich
     Direct...........................................         41,167      (9,491)         --           --
                                                          -----------  ----------  ----------  -----------
       Totals per the Company's consolidated
         financial statements.....................        $   398,297  $   51,597  $3,634,161  $13,108,753
                                                          ===========  ==========  ==========  ===========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

As of and for the period ending December 31, 2000:

                                                                    Income Statement
                                              ------------------------------------------------------------
                                                 Life
                                               Brokerage  Financial      RSG        Direct       Total
                                              ----------  ----------  ----------  ----------  -----------
(in thousands)
Revenue
   Net investment income....................  $  124,518  $  198,322  $   93,299  $    2,458  $   418,597
   Realized investment losses...............      (4,480)     (4,130)     (3,356)        (88)     (12,054)
   Premium income...........................      96,744         464          --      12,946      110,154
   Fees and other income....................      61,976      38,869      60,210      43,916      204,971
                                              ----------  ----------  ----------  ----------  -----------
       Total revenue........................     278,758     233,525     150,153      59,232      721,668
                                              ----------  ----------  ----------  ----------  -----------
Benefits and Expenses
   Policyholder benefits....................     118,556     131,552      63,318       1,650      315,076
   Intangible asset amortization............      55,186      12,782      20,860          --       88,828
   Net deferral of insurance acquisition
     costs..................................     (35,392)    (67,048)    (11,416)    (43,259)    (157,115)
   Commissions and taxes, licenses and
     fees...................................       8,260      84,232      44,431      11,264      148,187
   Operating expenses.......................      48,166      32,182      29,463      94,635      204,446
                                              ----------  ----------  ----------  ----------  -----------
       Total benefits and expenses..........     194,776     193,700     146,656      64,290      599,422
                                              ----------  ----------  ----------  ----------  -----------
Income (loss) before income tax expense
  (benefit)..................................     83,982      39,825       3,497      (5,058)     122,246
Income tax expense (benefit).................     32,873       7,982      (3,914)     (1,762)      35,179
                                              ----------  ----------  ----------  ----------  -----------
       Net income (loss)....................  $   51,109  $   31,843  $    7,411  $   (3,296) $    87,067
                                              ==========  ==========  ==========  ==========  ===========
Balance Sheet
   Future policy benefits...................  $1,954,307  $2,956,326  $1,365,963  $   75,065  $ 6,351,661
                                              ==========  ==========  ==========  ==========  ===========
   Liabilities related to separate accounts.  $   23,410  $8,646,454  $2,509,775  $       --  $11,179,639
                                              ==========  ==========  ==========  ==========  ===========

                                                                                              Liabilities
                                                                                    Future    Related to
                                                                      Net Income    Policy     Separate
                                                           Revenue      (Loss)     Benefits    Accounts
                                                          ----------  ----------  ----------  -----------
Total revenue, net income, future policy benefits and
  liabilities related to separate accounts, respectively,
  from above............................................. $  721,668  $   87,067  $6,351,661  $11,179,639
                                                          ----------  ----------  ----------  -----------
Less:
   Revenue, net income and selected liabilities of
     FKLA.............................................       268,198      43,922   2,427,185           --
   Revenue, net income and selected liabilities of
     ZLICA............................................        48,650       7,212     336,336           --
   Revenue, net loss and selected liabilities of Zurich
     Direct...........................................        43,910     (12,368)         --           --
                                                          ----------  ----------  ----------  -----------
       Totals per the Company's consolidated
         financial statements.....................        $  360,910  $   48,301  $3,588,140  $11,179,639
                                                          ==========  ==========  ==========  ===========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

As of and for the period ending December 31, 1999:

                                                                    Income Statement
                                              -----------------------------------------------------------
                                                 Life
                                               Brokerage  Financial      RSG        Direct       Total
                                              ----------  ----------  ----------  ----------  -----------
(in thousands)
Revenue
   Net investment income....................  $  137,106  $  175,590  $  101,202  $    1,297  $  415,195
   Realized investment gains (losses).......         976      (6,980)        (98)         --      (6,102)
   Premium income...........................     145,533         410          --       8,038     153,981
   Fees and other income....................      70,477      48,873      35,742      44,528     199,620
                                              ----------  ----------  ----------  ----------  ----------
       Total revenue........................     354,092     217,893     136,846      53,863     762,694
                                              ==========  ==========  ==========  ==========  ==========
Benefits and Expenses
   Policyholder benefits....................     200,161     112,869      68,801       3,529     385,360
   Intangible asset amortization............      54,957      12,053      13,989          --      80,999
   Net deferral of insurance acquisition
     costs..................................     (37,433)    (43,664)    (20,624)    (41,412)   (143,133)
   Commissions and taxes, licenses and
     fees...................................      21,881      66,702      26,700      17,411     132,694
   Operating expenses.......................      56,179      25,101      23,611      71,194     176,085
                                              ----------  ----------  ----------  ----------  ----------
       Total benefits and expenses..........     295,745     173,061     112,477      50,722     632,005
                                              ----------  ----------  ----------  ----------  ----------
Income before income tax expense.............     58,347      44,832      24,369       3,141     130,689
Income tax expense...........................     25,707      19,235      10,966       1,114      57,022
                                              ----------  ----------  ----------  ----------  ----------
       Net income...........................  $   32,640  $   25,597  $   13,403  $    2,027  $   73,667
                                              ==========  ==========  ==========  ==========  ==========
Balance Sheet
   Future policy benefits...................  $2,099,940  $2,620,132  $1,577,944  $   34,957  $6,332,973
                                              ==========  ==========  ==========  ==========  ==========
   Liabilities related to separate accounts.  $   20,552  $6,916,807  $2,840,709  $       --  $9,778,068
                                              ==========  ==========  ==========  ==========  ==========

                                                                                              Liabilities
                                                                                    Future    Related to
                                                                      Net Income    Policy     Separate
                                                           Revenue      (Loss)     Benefits    Accounts
                                                          ----------  ----------  ----------  -----------
Total revenue, net income, future policy benefits and
  liabilities related to separate accounts, respectively,
  from above............................................. $  762,694  $   73,667  $6,332,973  $9,778,068
                                                          ----------  ----------  ----------  ----------
Less:
   Revenue, net income and selected liabilities of FKLA      305,334      24,801   2,299,783          --
   Revenue, net income and selected liabilities of
     ZLICA............................................        49,460       8,528     314,357          --
   Revenue, net loss and selected liabilities of Zurich
     Direct...........................................        44,481      (4,602)         --          --
                                                          ----------  ----------  ----------  ----------
       Totals per the Company's consolidated financial
         statements...............................        $  363,419  $   44,940  $3,718,833  $9,778,068
                                                          ==========  ==========  ==========  ==========

(16) Subsequent Event

   In the first quarter of 2002, the Company amended its BOLI reinsurance agreement with ZICBB. Under the amended agreement, the balance in the FWA will be transferred to a trust account which will act as security for the reinsurance agreement.

(17) Effects of New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 141 ("SFAS 141"), Business Combinations. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"). SFAS 141 requires that the purchase method of accounting must be used for all business combinations initiated after June 30, 2001. It also requires that unrecognized negative goodwill must be written off immediately as an extraordinary gain and provides more specific guidance on how to determine the accounting acquirer, recognizing intangible assets apart from goodwill, as well as additional financial statement disclosures. The Company intends to adopt SFAS 141 in the first quarter of 2002. However, the implementation of SFAS 141 is not expected to have a material impact on the Company's 2002 financial results.

   Also in July 2001, the FASB issued Statement of Financial Accounting Standard 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets will no longer be amortized, but will be tested for impairment at the reporting unit level. Goodwill and indefinite-lived intangible assets will be tested for impairment at least annually and the amortization period for finite-lived intangible assets will no longer be limited to forty years. SFAS 142 also requires additional financial statement disclosure about goodwill and intangible assets. The Company intends to adopt SFAS 142 in the first quarter of 2002. The Company is currently evaluating the impact of implementing SFAS 142, however it is not expected to have a material impact on the Company's 2002 financial results.

   In June 2001, the FASB issued Statement of Financial Accounting Standard 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 amends FASB Statement of Financial Accounting Standard 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. SFAS 143 clarifies and revises existing guidance on financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company intends to adopt SFAS 143 in 2002. The Company is currently evaluating the impact of implementing SFAS 143, however, it is not expected to have a material impact on the Company's 2002 financial results.

   In October 2001, the FASB issued Statement of Financial Accounting Standard 144 ("SFAS 144"), Accounting for Impairment or Disposal of Long-lived Assets. This Standard will generally be effective on a prospective basis, beginning January 1, 2002. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include (1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived is held for sale, and (2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, the Company does not expect the adoption of this Standard to have a significant impact on the Company's 2002 financial results. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III
Item 10. Directors and Executive Officers of the Registrant

           Name and Age
Position with Kemper Investors Life
  Insurance Company (''KILICO'')
             Year of Election        Other Business Experience During Past 5 Years or More
             --------                -----------------------------------------------------
Gale K. Caruso (44)                  President and Chief Executive Officer of Federal Kemper Life
  President and Chief Executive      Assurance Company ("FKLA"), Fidelity Life Association ("FLA") and
  Officer since June 1999. Director  Zurich Life Insurance Company of America ("ZLICA"). President and
  since July 1999.                   Chief Executive Officer of Zurich Direct, Incorporated ("ZD") since
                                     April 2000. Director of FKLA, FLA and ZLICA since July 1999 and of
                                     ZD since March 2000. President and Chief Executive Officer of Zurich
                                     Kemper Life Insurance Company of New York ("ZKLICONY") since
                                     April 2000 and Director since October 1999. Chairman and Director of
                                     Investors Brokerage Services, Inc. ("IBS") since May 2000 and of
                                     Investors Brokerage Services Insurance Agency, Inc. ("IBSIA") since
                                     March 2000. Chairman and Director of PMG Asset Management, Inc.
                                     ("PMGAM"), PMG Life Agency Inc. ("PMGLA"), PMG Marketing,
                                     Inc. ("PMG Marketing") and PMG Securities Corporation ("PMG
                                     Securities") since March 2000. Executive Vice President and Director of Kemper Corporation ("Kemper") since February 2000. Chairman,
                                     President and Chief Executive Officer of Scudder Canada Investor
                                     Services, Ltd. from 1995 to June 1999. Managing Director of Scudder
                                     Kemper Investments, Inc. from July 1986 to June 1999.
Frederick L. Blackmon (50)           Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since     2000. Executive Vice President of ZKLICONY since May 2001. Chief
  June 2000. Chief Financial Officer Financial Officer of FKLA since December 1995. Chief Financial
  since December 1995. Director      Officer of FLA since January 1996. Chief Financial Officer of ZLICA
  since January 2001.                and ZD since March 1996. Chief Financial Officer of ZKLICONY since April 2000. Director of FKLA, ZLICA and ZKLICONY since
                                     January 2001. Senior Vice President of KILICO and FKLA from
                                     December 1995 to June 2000. Senior Vice President of FLA from
                                     January 1996 to June 2000. Senior Vice President of ZLICA and ZD
                                     from March 1996 to June 2000. Senior Vice President of ZKLICONY
                                     from April 2000 to May 2001. Director of FLA since May 1998.
                                     Director of ZD from March 1996 to March 1997 and since January
                                     2001. Chief Financial Officer of Kemper since January 1996. Treasurer of Kemper from January 1996 to February 2000.
Russell M. Bostick (45)              Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since     2000. Executive Vice President of ZKLICONY since May 2001. Chief
  June 2000. Chief Information       Information Officer of FKLA, FLA, ZLICA and ZD since April 1998.
  Officer since April 1998.          Chief Information Officer of ZKLICONY since April 2000. Senior
                                     Vice President of FKLA, FLA, ZLICA and ZD from March 1999 to
                                     June 2000. Senior Vice President of ZKLICONY from April 2000 to
                                     May 2001. Vice President of FKLA, FLA, KILICO, ZLICA and ZD
                                     from April 1998 to March 1999. Chief Technology Officer of
                                     Corporate Software & Technology from June 1997 to April 1998. Vice
                                     President, Information Technology Department of CNA Insurance
                                     Companies from January 1995 to June 1997.

           Name and Age
Position with Kemper Investors Life
  Insurance Company (''KILICO'')
             Year of Election        Other Business Experience During Past 5 Years or More
             --------                -----------------------------------------------------
Eliane C. Frye (54)                  Executive Vice President of FKLA and FLA since March 1995.
  Executive Vice President since     Executive Vice President of ZLICA and ZD since March 1996.
  March 1995. Director since May     Executive Vice President of ZKLICONY since April 2000 and Director
  1998.                              since October 1999. Director of FLA since December 1997. Director of
                                     FKLA and ZLICA since May 1998. Director of ZD from March 1996 to
                                     March 1997. Director of IBS since 1995. Director of IBSIA from 1995 to March 2002.
James C. Harkensee (43)              Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since     2000. Executive Vice President of ZKLICONY since May 2001. Senior
  June 2000.                         Vice President of ZKLICONY from April 2000 to May 2001 and
                                     Director since October 1999. Senior Vice President of KILICO, FKLA and FLA from January 1996 to June 2000. Senior Vice President of
                                     ZLICA and ZD from 1995 to June 2000. Director of ZD from April
                                     1993 to March 1997 and since March 1998. President of Zurich Direct
                                     Insurance Agency, Inc. of Massachusetts since October 2001.
Edward K. Loughridge (47)            Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since     2000. Executive Vice President of ZKLICONY since May 2001.
  June 2000. Corporate Development   Corporate Development Officer of FKLA and FLA since January 1996.
  Officer since January 1996.        Corporate Development Officer for ZLICA and ZD since March 1996.
                                     Corporate Development Officer of ZKLICONY since April 2000.
                                     Senior Vice President of KILICO, FKLA and FLA from January 1996 to June 2000. Senior Vice President of ZLICA and ZD from March
                                     1996 to June 2000. Senior Vice President of ZKLICONY from April
                                     2000 to May 2001.
Debra P. Rezabek (46)                Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since     2000. Executive Vice President of ZKLICONY since May
  June 2000. General Counsel since   2001.General Counsel of FKLA and FLA since 1992. General Counsel
  May 1993. Corporate Secretary      ZLICA and ZD since March 1996. Corporate Secretary of FKLA and since January 1996. Director since FLA since January 1996. Corporate Secretary of ZLICA and ZD since
  January 2001.                      March 1996. General Counsel and Corporate Secretary of ZKLICONY
                                     since April 2000. Director of FKLA and ZLICA since January 2001.
                                     Senior Vice President of KILICO, FKLA, FLA, ZLICA and ZD from
                                     March 1996 to June 2000. Senior Vice President of ZKLICONY from
                                     April 2000 to May 2001. Director of FLA since May 1998. Director of
                                     ZKLICONY since January 2001. Director of ZD from March 1996 to
                                     March 1997. Secretary of IBS and IBSIA since 1993. Secretary of
                                     PMGAM, PMGLA, PMG Marketing and PMG Securities since March
                                     2000. Director of Government Affairs of FKLA and FLA from 1992 to
                                     April 1997 and of KILICO from 1993 to April 1997. Assistant Secretary of Kemper since January 1996.
Edward L. Robbins (62)               Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since     2000. Executive Vice President of ZKLICONY since May 2001. Chief
  June 2000. Chief Actuary since     Actuary of FKLA, FLA, ZLICA and ZD since March 1999 and of
  March 1999.                        ZKLICONY since April 2000. Senior Vice President of KILICO,
                                     FKLA, FLA, ZLICA and ZD from March 1999 to June 2000. Senior
                                     Vice President of ZKLICONY from April 2000 to May 2001. Senior
                                     Actuary of FKLA, FLA, KILICO, ZLICA and ZD from July 1998 to
                                     March 1999. Principal of KPMG Peat Marwick LLP from May 1984 to
                                     July 1998.

           Name and Age
Position with Kemper Investors Life
  Insurance Company (''KILICO'')
             Year of Election       Other Business Experience During Past 5 Years or More
             --------               -----------------------------------------------------
 Ivor K. H. Tham (39)               Executive Vice President of FKLA, FLA and ZLICA since September
   Executive Vice President since   2000 and of ZD since January 2001. Executive Vice President of
   September 2000.                  ZKLICONY since May 2001. Vice President of Mass Mutual Financial from 1999 to September 2000. Assistant Vice President of Times
                                    Publishing Ltd. from 1994 to 1999.
 George Vlaisavljevich (59)         Executive Vice President of FKLA, FLA, ZLICA and ZD since June
   Executive Vice President since   2000. Executive Vice President of ZKLICONY since May 2001.
   June 2000. Director since May    Director of FKLA and ZLICA since May 2001. Director of FLA since
   2001.                            January 2001. Senior Vice President of KILICO, FKLA, FLA and
                                    ZLICA since October 1996. Senior Vice President of ZD from March
                                    1997 to June 2000. Senior Vice President of ZKLICONY from April
                                    2000 to May 2001. Director of IBS and IBSIA since October 1996.
                                    Director of PMGAM, PMGLA, PMG Marketing and PMG Securities
                                    since March 2000. Executive Vice President of The Copeland
                                    Companies from April 1983 to September 1996.
 Martin D. Feinstein (53)           Chairman of the Board of FKLA, FLA, ZLICA and ZKLICONY since
   Chairman of the Board since      January 2001. Chairman of the Board of Farmers Group, Inc.("FGI")
   January 2001.                    since November 1997 and President since January 1995. Chief
                                    Executive Officer of FGI since January 1995 and Director since
                                    February 1995. Member of Group Management Board of Zurich
                                    Financial Services since March 1998. Director of Zurich Scudder
                                    Investments, Inc. since January 2001. Director of Farmers New World
                                    Life. Chief Operating Officer of FGI from January 1995 to January
                                    1997. Director of B.A.T. from January 1997 to September 1998.

                                     58.1

Item 11. Executive Compensation

                          SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                            Compensation
                                         Annual Compensation                   Awards
                                        ---------------------              --------------
                                                              Other Annual   Long Term     All Other
                                                              Compensation Incentive Plan Compensation
   Name and Principal Position     Year Salary($) Bonus($)(2)    ($)(3)    Payouts ($)(2)    ($)(4)
   ---------------------------     ---- --------- ----------- ------------ -------------- ------------
Gale K. Caruso.................... 2001 $211,500   $     --     $17,466       $     --      $27,841
 Chief Executive Officer(1)        2000  179,500     91,920      10,866        126,720       14,094
                                   1999   91,636     93,840      23,088        117,600        4,800

Frederick L. Blackmon............. 2001  109,760         --       6,306             --        9,567
 Executive Vice President and      2000  109,760     50,715       7,060         51,695       11,637
 Chief Financial Officer(1)        1999  113,420     62,805      20,545         90,630       13,640

George Vlaisavljevich............. 2001  275,000         --      20,042             --       28,650
 Executive Vice President(1)       2000  260,000    116,500      17,493        126,000       30,750
                                   1999  260,000    152,500          --        208,000       30,600

Edward Robbins.................... 2001  110,250         --       6,436             --       11,099
 Executive Vice President and      2000  110,250     52,185       6,382             --       11,937
 Chief Actuary(1)                  1999   90,000         --       4,575             --        4,625

Debra Rezabek..................... 2001  135,450         --       8,791             --       13,135
 Executive Vice President, General 2000  100,000     49,250       6,809         48,500       10,700
 Counsel and Corporate             1999   88,000     52,360       7,797         70,400        9,614
   Secretary(1)

--------
(1) Also served in same positions for FKLA, ZLICA, ZKLICONY and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) Annual bonuses are paid pursuant to annual incentive plans. The amounts of the bonuses and long-term compensation awards earned in 2001 for all officers were not available as of the date of this filing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   (a) As of March 1, 2002, 100 percent of the outstanding shares of KILICO were owned by Kemper Corporation, 1600 McConnor Parkway, Schaumburg, Illinois 60196.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements.

      A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 28 in ITEM 8.

   (a)(2) Schedules.

      The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 2001 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are not applicable.

Schedule Title                                                                    Page
-------- -----                                                                    ----
  III    Supplementary insurance information at December 31, 2001 and 2000.......  64
  IV     Reinsurance, for the year ended December 31, 2001*......................  65
  V      Valuation and qualifying accounts, for the year ended December 31, 2001*  66

--------
    * This schedule for the years ended December 31, 2000 and 1999 is incorporated by reference to KILICO's Form 10-K filed on March 28, 2001 and on March 28, 2000, respectively.

   (a)(3) Exhibits.

      The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption ''Exhibits'' in Item 14(c).

   (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2001.

     (c) Exhibits.

Exhibit No. Description
----------- -----------
   2        Not applicable.
   3(a)     Articles of Incorporation are incorporated herein by reference to Exhibits filed with
            Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12,
            1996.
   3(b)     Bylaws are incorporated herein by reference to Exhibits filed with Registration
            Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

Exhibit No. Description
----------- -----------
   4(a)     Form of Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.
            33-43462) filed October 23, 1991.
   4(b)     Form of Certificate to Variable and Market Value Adjusted Deferred Annuity Contract
            and Enrollment Application is incorporated herein by reference to Exhibits filed with
            Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.
   4(c)     Form of Individual Variable and Market Value Adjusted Annuity Contract and
            Enrollment Application is incorporated herein by reference to Exhibits filed with Post-
            Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO
            Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.
   4(d)     Form of Endorsement to Variable and Market Value Adjusted Deferred Annuity
            Contract is incorporated herein by reference to Exhibits filed with Post-Effective
            Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable
            Annuity Separate Account (File No. 33-43501) filed November 19, 1993.
   4(e)     Form of Endorsement to Certificate to Variable and Market Value Adjusted Deferred
            Annuity Contract is incorporated herein by reference to Exhibits filed with Post-
            Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO
            Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.
   4(f)     Form of Revised Variable and Market Value Adjusted Deferred Annuity Contract is
            incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate
            Account (File No. 33-43501) filed November 19, 1993.
   4(g)     Form of Revised Certificate to Variable and Market Value Adjusted Deferred Annuity
            Contract is incorporated herein by reference to Exhibits filed with Post-Effective
            Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable
            Annuity Separate Account (File No. 33-43501) filed November 19, 1993.
   9        Not applicable.
   10       Distribution Agreement between Kemper Investors Life Insurance Company and
            Investors Brokerage Services, Inc. is incorporated herein by reference to Exhibits filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 33-43462) filed on April 14, 1995.
   11       Not applicable.
   12       Not applicable.
   13       Not applicable.
   16       Not applicable.
   18       Not applicable.
   21       Subsidiaries of the registrant are incorporated herein by reference to Post-Effective
            Amendment No. 29 to the Registration Statement on Form N-4 (File No. 2-72671) filed on or about April 26, 2000.
   22       Not applicable.
   23       Not applicable.
   24       Power of Attorney (filed herewith).
   99       Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois, on the 29th day of March, 2002.

                                               KEMPER INVESTORS LIFE INSURANCE
                                               COMPANY

                                               By:     /s/  GALE K. CARUSO*
                                                   -----------------------------
                                                          Gale K. Caruso
                                                   President and Chief Executive
                                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 has been signed below by the following persons on behalf of Kemper Investors Life Insurance Company in the capacities indicated on the 29th day of March, 2002.

          Signature                          Title
          ---------                          -----

  /s/  MARTIN D. FEINSTEIN*      Chairman of the Board
-----------------------------
     Martin D. Feinstein

    /s/  GALE K. CARUSO*         President, Chief Executive
-----------------------------    Officer and Director
       Gale K. Caruso

 /s/  FREDERICK L. BLACKMON*     Executive Vice President and
-----------------------------    Chief Financial Officer
    Frederick L. Blackmon

    /s/  ELIANE C. FRYE*         Director
-----------------------------
       Eliane C. Frye

  /s/  DAVID S. JORGENSEN *      Senior Vice President,
   --------------------------    Controller and Treasurer
By:
     David S. Jorgensen
   Pursuant to a Power of
           Attorney

                                                                   SCHEDULE III

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               December 31, 2001
                                (in thousands)

                                                                                     Other
                                                                        Future   Policyholder
                                                     Deferred Policy    Policy   Benefits and
Segment                                              Acquisition Cost  Benefits  Funds Payable
-------                                              ---------------- ---------- -------------
Life Brokerage Strategic Business Unit ("SBU")......     $297,865     $1,916,097   $365,094
Financial Institutions SBU..........................      276,990      2,887,014     72,996
Retirement Solutions Group ("RSG") SBU..............      107,149      1,468,261    179,766
Direct SBU..........................................      154,897        135,034     63,829
                                                         --------     ----------   --------
Subtotal............................................      836,901      6,406,406    681,685
Deduct:
Federal Kemper Life Assurance Company ("FKLA")......      283,043      2,397,798    210,251
Zurich Life Insurance Company of America ("ZLICA")..      172,352        374,447     34,985
Zurich Direct.......................................           --             --         --
                                                         --------     ----------   --------
                                                          455,395      2,772,245    245,236
                                                         --------     ----------   --------
Net KILICO..........................................     $381,506     $3,634,161   $436,449
                                                         ========     ==========   ========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               December 31, 2000
                                (in thousands)

                                                                 Other
                                                    Future   Policyholder
                                 Deferred Policy    Policy   Benefits and
      Segment                    Acquisition Cost  Benefits  Funds Payable
      -------                    ---------------- ---------- -------------
      Life Brokerage SBU........     $294,387     $1,954,307   $338,686
      Financial Institutions SBU      133,785      2,956,326    121,178
      RSG SBU...................       84,822      1,365,963     55,300
      Direct SBU................      110,893         75,065     50,354
                                     --------     ----------   --------
      Subtotal..................      623,887      6,351,661    565,518
      Deduct:
      FKLA......................      242,354      2,427,185    163,343
      ZLICA.....................      140,732        336,336      2,590
      Zurich Direct.............           --             --         --
                                     --------     ----------   --------
                                      383,086      2,763,521    165,933
                                     --------     ----------   --------
      Net KILICO................     $240,801     $3,588,140   $399,585
                                     ========     ==========   ========

                                                                    SCHEDULE IV

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                         Year Ended December 31, 2001
                                (in thousands)

                                                    Assumed              Percentage
                                                     From                of Amount
                                       Ceded to      Other                Assumed
Description             Gross Amount   Other(1)    Companies Net Amount    to Net
-----------             ------------ ------------  --------- ----------- ----------
Life insurance in force $89,173,103  $(77,811,249)    $--    $11,361,854    0.0%
                        ===========  ============     ===    ===========    ===
Life insurance premiums $     1,334  $       (848)    $--    $       486    0.0%
                        ===========  ============     ===    ===========    ===

--------
(1) Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

                                                                     SCHEDULE V

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 2001
                                (in thousands)

                                                           Additions
                                                     ---------------------
                                                                Charged to
                                          Balance at Charged to   Other                Balance at
                                          Beginning  Costs and   Accounts  Deductions    End of
Description                               of Period   Expenses  --Describe --Describe    Period
-----------                               ---------- ---------- ---------- ----------  ----------
Asset valuation reserves:
   Joint venture mortgage loans..........  $16,433      $ --       $--      $16,433      $   --
   Third-party mortgage loans............       --       600        --           --         600
   Other real estate-related investments.    2,183        --        --           --       2,183
                                           -------      ----       ---      -------      ------
       Total.............................  $18,616      $600       $--      $16,433(1)   $2,783
                                           =======      ====       ===      =======      ======

--------
(1) These deductions represent the release of a general valuation reserve.

                               INDEX TO EXHIBITS

                         Exhibit No. Description
                         ----------- -----------

                             24      Power of Attorney