Form 10-Q
period 2002-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2002-05-15
CIK 351754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

As of May 1, 2002, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.
* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389, 333-32632 and 333-54252.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL STATEMENTS
Consolidated Balance Sheets - March 31, 2002 and December 31, 2001
Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001
Consolidated Statements of Comprehensive Income - Three months ended March 31, 2002 and 2001
Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001
Notes to Consolidated Financial Statements
Management's Discussion and Analysis Results of Operations Investments Liquidity and Capital Resources
PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K
Signatures

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
Fixed maturity securities, available for sale, at fair value (amortized cost: March 31, 2002, $2,915,021; December 31, 2001, $3,057,139)	$ 2,913,560	$ 3,094,560
Equity securities, at fair value (cost: March 31, 2002 and December 31, 2001, $65,473)	67,225	67,731
Short-term investments	34,369	159,105
Joint venture mortgage loans	109,075	104,303
Third-party mortgage loans	62,865	663,897
Other real estate-related investments	8,094	8,240
Policy Loans	238,749	239,787
Other invested assets	20,702	20,799
	----------	----------
Total Investments	3,454,639	3,758,422

Cash	11,851	57,374
Accrued investment income	137,968	140,762
Reinsurance recoverable	235,136	240,536
Deferred insurance acquisition costs	419,529	381,506
Value of business acquired	74,117	75,806
Goodwill	178,418	178,418
Other intangible assets	6,071	6,261
Deferred income taxes	106,016	95,688
Federal income tax receivable	1,172	13,866
Receivable on sales of securities	2,100	2,100
Other assets and receivables	28,844	30,336
Assets held in seperate accounts	13,704,807	13,108,753
	----------	----------
Total assets	$ 18,360,708	$ 18,089,828
	==========	==========

LIABILITIES AND STOCKHOLDER'S EQUITY Liabilities:
Future policy benefits	$ 3,585,281	$ 3,634,161
Other policyholder benefits and funds payable	161,249	436,449
Other acounts payable and liabilities	105,333	92,472
Liabilities related to separate accounts	13,704,807	13,108,753
	----------	----------
Total liabilities	17,556,670	17,271,835

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)
	March 31 2002 (unaudited) --------------	December 31 2001 --------------
Commitments and contingent liabilities

Capital stock-$10 par value, authorized 300,000 shares; outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	804,347	804,347
Accumulated other comprehensive income (loss)	(4,671)	16,551
Retained earnings (deficit)	1,862	(5,405)
	----------	----------
Total stockholder's equity	804,038	817,993
	----------	----------
Total liabilities and stockholder's equity	$18,360,708	$18,089,828
	==========	==========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)
Three Months Ended March 31 -------------------
	2002 --------	2001 -------
REVENUE Net investment income Realized investment gains (losses) Premium income Separate account fees and charges Other income	$ 59,853 (1,294) 190 25,237 8,336 --------	$ 62,686 2,116 164 16,749 9,357 --------
Total revenue	92,322 --------	91,072 --------

BENEFITS AND EXPENSES
Interest credited to policyholders
Claims incurred and other policyholder
  benefits
Taxes, licenses and fees
Commissions
Operating expenses
Deferral of insurance acquisition costs
Amortization of deferred insurance
  acquisition costs
Amortization of value of business acquired
Amortization of goodwill
Amortization of other intangible assets

	37,817 9,690 3,626 41,884 17,814 (37,718) 6,909 3,448 - 190 --------	35,665 5,911 3,061 36,542 16,361 (33,014) 6,819 3,263 3,186 122 --------
Total benefits and expenses	83,660 --------	77,916 --------
Income before income tax expense	8,662	13,156
Income tax expense (benefit) Current Deferred	2,617 (1,223) --------	(4,384) 7,982 --------
Total income tax expense	1,394 --------	3,598 --------
Net income	$ 7,268 ========	$ 9,558 ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)
Three Months Ended March 31 ------------------
	2002 --------	2001 -------

Net income
Other comprehensive income (loss), before tax:
  Unrealized holding gains (losses) on
investments arising during period:
  Unrealized holding gains (losses) on investments
  Adjustment to value of business acquired
  Adjustment to deferred insurance acquisition
   costs

	$ 7,268 (33,700) 1,656 9,156 -------	$ 9,558 52,325 (3,893) (278) -------
Total unrealized holding gains (losses) on investments arising during period	(22,888) -------	48,154 -------

Less reclassification adjustments for items
included in net income:
  Adjustment for (gains) losses included in realized
   investment gains (losses)
  Adjustment for amortization of premium on
   fixed maturities securities included in net
   investment income
  Adjustment for gains included
   in amortization of value of business acquired
  Adjustment for (gains) losses included in
amortization of deferred insurance acquisition costs

  Total reclassification adjustments for items
   included in net income

	7,127 (1,527) (102) 1,941 ------- 7,439 -------	(6,845) (1,302) (26) (2) ------- (8,175) -------
Other comprehensive income (loss), before related income tax expense (benefit)	(30,327)	56,329
Related income tax expense (benefit)	(9,105) -------	7,670 -------
Other comprehensive income (loss), net of tax	(21,222) -------	48,659 -------
Comprehensive income (loss)	$(13,954) ========	$58,217 ========

 See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three Months Ended March 31 ------------------
	2002 ------------	2001 ------------
Cash flows from operating activities Net income	$ 7,268	$ 9,558
Reconciliation of net income to net cash flow from operating activities: Realized investment (gains) losses	1,294	(2,116)
Interest credited and other charges	39,601	37,535
Deferred insurance acquisition costs, net	(30,809)	(26,195)
Amortization of value of business acquired	3,448	3,263
Amortization of goodwill	-	3,186
Amortization of net discount/premium on investments	1,527	1,302
Amortization of other tangible assets	190	122
Deferred income taxes	(1,223)	7,982
Net change in current federal income taxes	12,694	1,291
Benefits and premium taxes due related to separate account business-owned life insurance	(17,353)	403
Funds withheld account transfer	(222,500)	-
Payable to affiliates	2,611	(28,953)
Other, net	(50,728) ----------	(5,304) ----------
Net cash flow from (used in) operating activities	(253,980) ----------	2,074 ----------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturity securities held to maturity
    Fixed maturity securities sold prior to maturity
    Mortgage loans, policy loans and other invested
     assets

  Cost of investments purchased or loans originated:
    Fixed maturity securities
    Mortgage loans, policy loans and other invested
     assets
    Investment in subsidiaries
    Short-term investments, net
    Net change in receivable and payable for securities
     transactions
    Net change in other assets

	52,887 476,941 16,900 (390,537) (13,911) - 124,736 21,538 538 ----------	36,977 289,545 15,295 (329,924) (9,847) (748) 13,467 (4,883) 776 ---------
Net cash from investing activities	289,092 ----------	10,658 ---------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)
Three Months Ended March 31 ------------------------
	2002 --------	2001 -------
Cash flows from financing activities Policyholder account balances: Deposits Withdrawals Cash overdrafts	122,024 (205,104) 2,445 ----------	168,460 (180,590) (1,219) ---------
Net cash from financing activities	(80,635) ----------	(13,349) ---------
Net decrease in cash Cash, beginning of period Cash, end of period	(45,523) 57,374 ---------- $ 11,851 ==========	(617) 34,101 --------- $ 33,484 =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

  Kemper Investors Life Insurance Company is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states, except New York. Zurich Kemper Life Insurance Company of New York, a wholly-owned subsidiary, received its license from the State of New York early in 2001 and began writing business in May of 2001. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO" or "the Company"), are wholly-owned by Kemper Corporation ("Kemper"), a non-operating holding company. Beginning in 2002, the Company is included in the consolidated federal income tax return of Zurich Holding Company of America ("ZHCA"), an upstream holding company above Kemper Corporation. As such, the Company's 2002 GAAP tax rate is equal to the ZHCA group rate.
  In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. These financial statements should be read in conjunction with the financial statements and related notes in the 2001 Annual Report on Form 10-K.

  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

  The Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life ("ZL"). For purposes of operating segment disclosure, Zurich Life also includes the operations of Zurich Direct, Inc., an affiliated direct marketing agency and excludes FLA, as it is a mutual insurance company owned by its policyholders.

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

Summarized financial information for Zurich Life's SBUs are as follows:

As of and for the period ending March 31, 2002:
(in thousands)
	Life Brokerage	Financial	RSG	Direct	Total
Total revenues	$ 63,295	$ 66,400	$ 37,083	$ 17,725	$184,503
	==========	==========	==========	==========	==========
Net income	$ 10,425	$ 5,538	$ 5,027	$ 2,784	$23,774
	==========	==========	==========	==========	==========
Future policy benefits	$ 1,910,773	$ 2,834,386	$ 1,477,436	$ 142,070	$6,364,665
	==========	==========	==========	==========	==========
Liabilities related to separate accounts	$ 26,699	$ 11,565,290	$ 2,112,818	$ -	$13,704,807
	==========	==========	==========	==========	==========

	Revenue	Net Income (Loss)	Future Policy Benefits	Liabilities Related to Separate Accounts
Total revenue, net income, future policy benefits and liabilities related to separate accounts, respectively, of ZL from above:	$ 184,503	$ 23,774	$6,364,665	$13,704,807

Less:
 Revenue, net income & selected
  liabilities of FKLA
 Revenue, net income & selected
  liabilities of ZLICA
 Revenue, net loss & selected
  liabilities of Zurich Direct
 Totals per the Company's
  consolidated financial
  statements

	65,389 18,264 8,528 $ 92,322 ========	13,895 3,279 (668) $ 7,268 ========	2,401,790 377,594 - $3,585,281 ===========	- - - $13,704,807 ===========

As of and for the period ending March 31, 2001:
(in thousands)
	Life Brokerage	Financial	RSG	Direct	Total
Total revenues	$ 80,053	$ 64,640	$ 37,898	$ 16,600	$199,191
	==========	==========	==========	==========	==========
Net income (loss)	$ 10,217	$ 6,322	$ 2,355	$ (2,129)	$16,765
Total revenues	==========	==========	==========	==========	==========
Future policy benefits	$ 1,928,213	$ 2,958,003	$ 1,336,209	$ 93,791	$6,316,216
	==========	==========	==========	==========	==========
Liabilities related to separate accounts	$ 20,504	$ 8,815,211	$ 2,182,222	$ -	$11,017,937
	==========	==========	==========	==========	==========

	Revenue	Net Income (Loss)	Future Policy Benefits	Liabilities Related to Separate Accounts
Total revenue, net income, future policy benefits and liabilities related to separate accounts, respectively, of ZL from above:	$ 199,191	$ 16,765	$6,316,216	$11,017,937

Less:
 Revenue, net income & selected
  liabilities of FKLA
 Revenue, net income & selected
  liabilities of ZLICA
 Revenue, net loss & selected
  liabilities of Zurich Direct
 Totals per the Company's
  consolidated financial
  statements

	81,550 16,373 10,196 $ 91,072 ========	5,654 4,677 (3,124) $ 9,558 ========	2,419,375 337,019 - $3,559,822 ==========	- - - $11,017,937 ===========

  In July 2001, the FASB issued Statement of Financial Accounting Standards 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level. SFAS 142 also requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually and that the amortization period for finite-lived intangible assets no longer be limited to forty years. SFAS 142 also requires additional financial statement disclosure about goodwill and intangible assets. Management is currently analyzing the valuation of goodwill per the terms of SFAS 142. Any impairment adjustment as a result of SFAS 142 implementation will be recorded in the second quarter of 2002. No amortization was recorded during the quarter ended March 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded net income of $7.3 million in the first three months of 2002, compared with net income of $9.6 million for the first three months of 2001.

The following table reflects the components of net income:

Net income
(in millions)
Three Months Ended March 31 -------------------
	2002 -------	2001 -------
Operating earnings before amortization of goodwill and other intangibles Amortization of goodwill and other intangibles Realized capital gains (losses), net of tax Net income	$ 8.5 (.2) (1.0) ----- $ 7.3 =====	$ 11.5 (3.3) 1.4 ----- $ 9.6 =====

The following table reflects the major components of net realized capital gains and losses included in net income:

Net realized capital gains (losses)
(in millions)
Three Months Ended March 31 ------------------
	2002 --------	2001 -------
Fixed maturity securities Fixed maturity writedowns Real estate-related investments and other Realized investment gains (losses) Income tax expense (benefit) Net realized capital gains (losses)	$ 3.7 (5.0) - ---- (1.3) (.3) ---- $ (1.0) ====	$ 2.0 - .1 ----- 2.1 .7 ----- $ 1.4 =====

The decrease in amortization of goodwill and other intangibles is due to Statement of Financial Accounting Standards 142 ("SFAS 142")Goodwill and Other Intangible Assets, issued in July 2001. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level. We are currently analyzing the valuation of goodwill per the terms of SFAS 142. Any impairment adjustment as a result of SFAS 142 implementation will be recorded in the second quarter of 2002. No amortization was recorded during the quarter ended March 31, 2002.

Operating earnings before amortization of goodwill decreased to $8.5 million in the first three months of 2002, compared with $11.5 million in the first three months of 2001. This decrease was primarily due to:

  a decrease in other income
  a decrease in spread revenue (net investment income less interest credited to policyholders)
  an increase in claims incurred and other policyholder benefits, and an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, offset by an increase in separate account fees and charges, and
  a decrease in income tax expense.

The following table reflects our sales:

Sales and reinsurance assumed
(in millions)
Three Months Ended March 31 ------------------
	2002 --------	2001 -------
Annuities: Variable Fixed Total annuities	$ 485.6 24.3 ------- 509.9 -------	$ 457.0 39.3 ------ 496.3 ------
Life insurance: Separate account business-owned life insurance ("BOLI") Separate account variable universal life insurance Term life Interest-sensitive life Total life	138.5 4.9 .7 .3 ------- 144.4 -------	173.3 8.4 .2 .3 ------- 182.2 -------
Total sales	$ 654.3 =======	$ 678.5 =======

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, increased $28.6 million in the first three months of 2002, compared with the first three months of 2001. The increase in the variable annuity deposits is primarily due to sales of our DESTINATIONSSM product that offers both a variable and a fixed option, including dollar cost averaging and a guaranteed retirement income benefit("GRIB")option.

In the fourth quarter of 2001, we discontinued offering the GRIB option with the DESTINATIONSSM product due to the continued decline in the stock market. Future sales of the DESTINATIONSSM product are expected to be substantially lower because of this decision. The increase in the first quarter of 2002 is primarily due to Internal Revenue Service Section 1035 exchanges initiated in the fourth quarter of 2001.

Fixed annuity deposits decreased $15.0 million in the first three months of 2002, compared with the first three months of 2001, as certain investors seek a more competitive return on their investments as interest rates declined over the past 12 months.

The decrease in BOLI sales in 2002 was primarily due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales.

The following table reflects our assets under management:

Assets Under Management
(in millions)

	March 31 2002 ----------	December 31 2001 -----------	March 31 2001 ----------
General account Separate account - BOLI Separate account - non BOLI Total	$ 3,466.5 7,797.8 5,907.0 -------- $ 17,171.3 ========	$ 3,815.8 7,598.9 5,509.8 -------- $ 16,924.5 ========	$ 3,737.5 7,017.4 4,000.5 -------- $ 14,755.4 ========

Total assets under management increased $246.8 million from December 31, 2001, to March 31, 2002, primarily reflecting the increase in variable annuity sales. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year. Total assets under management were also affected by equity market and interest rate fluctuations.

Spread revenue decreased in the first three months of 2002, compared with the same period in 2001, due to a decrease in investment income and an increase in interest credited to policyholders. The decrease in investment income was primarily due to a declining general account invested asset base and the reinvestment of 2001 and 2002 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment. The declining invested asset base is primarily attributable to the transfer of invested assets that supported the BOLI funds withheld account ("FWA"). During the first quarter of 2002, we amended our BOLI reinsurance agreement with Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25,2002, approximately $222.5 million of invested assets were transferred to the trust account which is not reflected within our consolidated financial statements.

The increase in interest credited in the first three months of 2002, compared with the same period in 2001, was due to higher average policyholder account balances as well as a slight increase in average interest crediting rates, primarily due to new business issued during 2001.

Separate account fees and charges consist of the following as of March 31, 2002 and 2001:
(in millions)
Three Months Ended March 31 -------------------
	2002 -------	2001 -------
Separate account fees on non-BOLI variable life and annuities BOLI cost of insurance charges and fees - direct BOLI cost of insurance charges- ceded(1) BOLI premium tax expense loads(2) Total	$ 22.0 43.2 (41.9) 1.9 ----- $ 25.2 =====	$ 15.5 40.5 (41.4) 2.1 ----- $ 16.7 =====

-----------------------------------------------

(1) Includes $.7 million and $3.6 million of cost of insurance charges ceded, related to appreciation of the BOLI funds withheld account for the three months ended March 31, 2002 and 2001, respectively.

(2) There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities increased in the first three months of 2002, compared with the first three months of 2001, primarily due to the volume of new sales during 2001 and 2002. This increase was somewhat offset by a decrease in fees related to the drop in the stock market, as the fees are primarily asset-based.

Net BOLI cost of insurance charges and fees increased $2.2 million in the first three months of 2002, compared with 2001. The increase is primarily related to the transfer of the assets supporting the FWA to a trust, as previously discussed. Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA.

Other income decreased $1.0 million in the first three months of 2002, compared with the same period in 2001. The decrease was primarily due to separate account trading losses caused by the high volume of variable annuity sales and the subsequent investment of customer funds during periods of significant stock market volatility.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)
Three Months Ended March 31 ------------------
	2002 --------	2001 --------
General account Separate account Total	$ 92.4 110.7 ------ $ 203.1 ======	$ 110.6 192.4 ------ $ 303.0 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $18.2 million in the first three months of 2002, compared with the first three months of 2001 as equity markets remained volatile.

Separate account surrenders, withdrawals and death benefits decreased $81.7 million in the first three months of 2002, compared with the first three months of 2001. The decrease is primarily due to the surrender of a BOLI contract in the first quarter of 2001.

Claims incurred and other policyholder benefits increased $3.8 million for the period ended March 31, 2002, compared to the same period in 2001. The increase is primarily due to higher mortality experience in the first quarter of 2002 and the higher volume of in-force variable annuity business with guaranteed minimum death benefits.

Commissions expense and the deferral of insurance acquisition costs increased in the first three months of 2002, compared with the first three months of 2001, primarily due to an increase in broker/dealer commission expense.

Operating expenses increased $1.5 million in the first three months of 2002, compared with the same period in 2001, primarily due to an increase in salaries and related benefits.

Income tax expense decreased in the first three months of 2002, compared with the same period in 2001, primarily due to the lower level of pre-tax income and a decrease in the effective rate for 2002. In compliance with the Internal Revenue Code, we were not allowed to be included in the consolidated federal income tax return of Zurich Holding Company of America ("ZHCA"), an upstream holding company above Kemper Corporation, until 2002. As such, our 2002 GAAP tax rate is no longer based on a separate return filing, but is equal to the ZHCA group rate.

INVESTMENTS

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

  our evaluation of risk and return in various markets,
  consistency with our business strategy and investment guidelines approved by the board of directors, the interest rate environment,
  liability durations, and
  changes in market and business conditions.

Invested assets and cash
(in millions)
March 31, 2002 ---------------		December 31, 2001 -----------------

Cash and short-term investments
Fixed maturity securities:
  Investment grade:
    NAIC (1) Class 1
    NAIC (1) Class 2
  Below investment grade:
    Performing
    Non-performing
Equity securities
Joint venture mortgage loans
Third-party mortgage loans
Other real estate-related investments
Policy loans
Other

    Total

$ 46 1,771 1,028 111 3 67 109 63 8 239 21 ------ $ 3,466 ======	1.3% 51.1 29.8 3.3 - 1.9 3.1 1.8 0.2 6.9 0.6 ----- 100.0% =====	$ 216 1,846 1,121 123 5 68 104 64 8 240 21 ------ $ 3,816 ======	5.7% 48.4 29.4 3.2 0.1 1.8 2.7 1.7 0.2 6.3 0.5 ----- 100.0% =====

-----------------------------------------------------

(1) National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturity securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense on unrealized appreciation. The aggregate unrealized depreciation on fixed maturity securities at March 31, 2002 was $1.5 million. The aggregate unrealized appreciation on fixed maturity securities at December 31, 2001 was $24.3 million. We do not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 2002, investment-grade fixed maturity securities, cash and short-term investments accounted for 82.2 percent of invested assets and cash, compared with 83.5 percent at December 31, 2001.

At March 31, 2002, approximately 19.0 percent of investment-grade fixed maturity securities were mortgage-backed securities, down from 22.0 percent at December 31, 2001, primarily due to the transfer of assets supporting the FWA to a trust, as previously discussed.

Approximately 14.8 percent of the investment-grade fixed maturity securities at March 31, 2002 consisted of corporate asset-backed securities, compared with 15.3 percent at December 31, 2001. The majority of investments in asset-backed securities were backed by commercial mortgage-backed securities, home equity loans, collateralized loan and bond obligations and manufactured housing loans.

Real estate-related investments

The $180.0 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.1 percent of cash and invested assets at March 31, 2002, compared with $176.4 million, or 4.6 percent, at December 31, 2001.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $97.3 million at March 31, 2002. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB issued the permit in July 2001. Additional permits must be obtained before development on this project can proceed. These additional permits are expected to be received during 2002. The final resolution of this permit process will impact the long-term economic viability of the project.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $13.0 million at both March 31, 2002 and December 31, 2001. Loans on nonaccrual status, after reserves and write-downs, amounted to $7.4 million at both March 31, 2002 and December 31, 2001.

Net investment income

Pre-tax net investment income totaled $59.9 million in the first three months of 2002, compared with $62.7 million in the first three months of 2001. This includes our share of operating gains and losses from equity investments in real estate consisting of other income less other expenses.

Total foregone investment income before tax on both nonaccrual real estate-related investments and nonperforming fixed maturity securities was as follows:

Three Months Ended March 31 ------------------
	2002 --------	2001 --------
Real estate-related investments Fixed maturities Total	$ .3 .3 ------ $ .6 ======	$ 2.1 - ------ $ 2.1 ======

Foregone investment income is primarily due to certain real estate-related investments that have been placed on nonaccrual status and bonds that are in default. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first three months of 2002, the Federal Open Market Committee met two times but left interest rates unchanged. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholders' account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing or sold investments.

Ratings

Our Standard & Poor's ("S&P") rating was coupled with ZFS through December 31, 2001 due to the financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS's core businesses. In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in the equity markets. At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from "AA+" to "AA", S&P's third highest rating. In February of 2002, ZFS received another downgrade to "AA-" and remained on CreditWatch with negative implications. During 2001, ZFS considered the divestiture of Zurich Life. Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life's ratings from ZFS in March 2002, primarily due to ZFS's consideration of the Zurich Life divestiture and we received a rating of "A+", reflecting the non-supported strength of Zurich Life and we were taken off CreditWatch.

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

Our ratings as of March 31, 2002 are as follows:

Ratings

A.M. Best Company . . . . . . . . . . . A+ (Superior)

Moody's Investors Service . . . . . . . Aa3 (Excellent)

Standard & Poor's . . . . . . . . . . . A+ (Strong)

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  EXHIBIT INDEX.

           No exhibits were filed during the three months ended March 31,
           2002.

           (b)  REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months
           ended March 31, 2002.

Kemper Investors Life Insurance Company and Subsidiaries
FORM 10-Q
For the fiscal period ended March 31, 2002
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date: Date:	May 15, 2002 May 15, 2002	By: /s/GALE K. CARUSO ---------------------------------- Gale K. Caruso President, Chief Executive Officer and Director

By: /s/FREDERICK L. BLACKMON --------------------------------- Frederick L. Blackmon Executive Vice President, Chief Financial Officer and Director