Form 10-Q
period 2002-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2002-08-14
CIK 351754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

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

As of August 1, 2002, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389, 333-32632 and 333-54252.

            KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    FORM 10-Q


PART I. FINANCIAL STATEMENTS                                               PAGE NO.
Consolidated Balance Sheets -
   June 30, 2002 and December 31, 2001 ..................................     3-4

Consolidated Statements of Operations -
   Six months and three months ended June 30, 2002 and 2001 .............     5

Consolidated Statements of Comprehensive Income -
   Six months and three months ended June 30, 2002 and 2001 .............     6

Consolidated Statements of Cash Flows -
   Six months ended June 30, 2002 and 2001 ..............................     7-8

Notes to Consolidated Financial Statements ..............................     9

Management's Discussion and Analysis
   Results of Operations ................................................    11
   Investments ..........................................................    19
   Liquidity and Capital Resources ......................................    22

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders .............    24

ITEM 6. Exhibits and Reports on Form 8-K ................................    24

Signatures ..............................................................    26

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

                                                                                  June 30
                                                                                    2002              December 31
                                                                                (unaudited)              2001
                                                                                -----------           -----------
ASSETS
Investments:
  Fixed maturity securities, available for sale, at fair
    value (amortized cost: June 30, 2002, $2,732,545;
    December 31, 2001, $3,057,139)                                              $ 2,768,923           $ 3,094,560
  Equity securities, at fair value (cost: June 30, 2002
    and December 31, 2001, $65,473)                                                  70,045                67,731
  Short-term investments                                                              7,797               159,105
  Joint venture mortgage loans                                                      109,075               104,303
  Third-party mortgage loans                                                         62,944                63,897
  Other real estate-related investments                                               5,645                 8,240
  Policy loans                                                                      233,880               239,787
  Other invested assets                                                              20,607                20,799
                                                                                -----------           -----------

 Total investments                                                                3,278,916             3,758,422

Cash                                                                                 19,142                57,374
Accrued investment income                                                           141,150               140,762
Reinsurance recoverable                                                             252,936               240,536
Deferred insurance acquisition costs                                                415,491               381,506
Value of business acquired                                                           66,392                75,806
Goodwill                                                                            156,511               178,418
Other intangible assets                                                               5,881                 6,261
Deferred income taxes                                                                96,765                95,688
Federal income tax receivable                                                         5,905                13,866
Receivable on sales of securities                                                   184,004                 2,100
Other assets and receivables                                                         29,469                30,336
Assets held in separate accounts                                                 13,252,795            13,108,753
                                                                                -----------           -----------

  Total assets                                                                  $17,905,357           $18,089,828
                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits                                                          $ 3,583,963           $ 3,634,161
Other policyholder benefits and funds payable                                       170,191               436,449
Other accounts payable and liabilities                                               87,096                92,472
Liabilities related to separate accounts                                         13,252,795            13,108,753
                                                                                -----------           -----------

  Total liabilities                                                              17,094,045            17,271,835
                                                                                -----------           -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)

                                                            June 30
                                                              2002              December 31
                                                           (unaudited)             2001
                                                           ------------        ------------
Commitments and contingent liabilities

Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares;
  outstanding 250,000 shares                                      2,500               2,500
Additional paid-in capital                                      804,347             804,347
Accumulated other comprehensive income                           16,503              16,551
Retained deficit                                                (12,038)             (5,405)
                                                           ------------        ------------
  Total stockholder's equity                                    811,312             817,993
                                                           ------------        ------------

  Total liabilities and stockholder's equity               $ 17,905,357        $ 18,089,828
                                                           ============        ============

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

                                                                          Six Months Ended                 Three Months Ended
                                                                               June 30                          June 30
                                                                      -------------------------       -------------------------
                                                                        2002             2001            2002            2001
                                                                      ---------       ---------       ---------       ---------
REVENUE
Net investment income                                                 $ 115,901       $ 126,820       $  56,048       $  64,134
Realized investment gains                                                10,418          10,203          11,712           8,087
Premium income                                                              410             163             220              (1)
Separate account fees and charges                                        51,923          34,761          26,686          18,012
Other income                                                             18,840          17,485          10,504           8,128
                                                                      ---------       ---------       ---------       ---------

 Total revenue                                                          197,492         189,432         105,170          98,360
                                                                      ---------       ---------       ---------       ---------

BENEFITS AND EXPENSES
Interest credited to policyholders                                       76,354          78,116          38,537          42,451
Claims incurred and other policyholder benefits                          22,973           7,835          13,283           1,924
Taxes, licenses and fees                                                  5,466           5,974           1,840           2,913
Commissions                                                              61,500          77,740          19,616          41,198
Operating expenses                                                       35,299          32,893          17,485          16,532
Deferral of insurance acquisition costs                                 (54,661)        (70,520)        (16,943)        (37,506)
Amortization of deferred insurance acquisition costs                     19,955          22,825          13,046          16,006
Amortization of value of business acquired                                9,658           9,950           6,210           6,687
Amortization of goodwill                                                      -           6,372               -           3,186
Amortization of other intangible assets                                     379             581             189             459
                                                                      ---------       ---------       ---------       ---------

 Total benefits and expenses                                            176,923         171,766          93,263          93,850
                                                                      ---------       ---------       ---------       ---------

Income before income tax expense                                         20,569          17,666          11,907           4,510

Income tax expense (benefit)
 Current                                                                  6,177          12,747           3,560          17,131
 Deferred                                                                  (883)         (8,532)            340         (16,514)
                                                                      ---------       ---------       ---------       ---------

 Total income tax expense                                                 5,294           4,215           3,900             617
                                                                      ---------       ---------       ---------       ---------

Net income before cumulative effect of accounting change                 15,275          13,451           8,007           3,893
                                                                      ---------       ---------       ---------       ---------

Cumulative effect of accounting change, net of tax                      (21,907)              -               -               -
                                                                      ---------       ---------       ---------       ---------

Net income (loss)                                                     $  (6,632)      $  13,451       $   8,007       $   3,893
                                                                      =========       =========       =========       =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

                                                                                   Six Months Ended            Three Months Ended
                                                                                       June 30                      June 30
                                                                               -------------------------      ---------------------
                                                                                 2002             2001          2002         2001
                                                                               ---------        --------      ---------   ---------
Net income (loss)                                                              $  (6,632)       $ 13,451      $   8,007   $   3,893
Other comprehensive income (loss), before tax:
  Unrealized holding gains (losses) on investments arising during period:
  Unrealized holding gains (losses) on
    investments                                                                   18,027          23,038         51,727     (29,287)
  Adjustment to value of business acquired                                          (184)         (2,708)        (1,840)      1,185
  Adjustment to deferred insurance acquisition
    costs                                                                         (1,241)           (194)       (10,397)         84
                                                                               ---------        --------      ---------   ---------
     Total unrealized holding gains (losses)on
       investments arising during period                                          16,602          20,136         39,490     (28,018)
                                                                               ---------        --------      ---------   ---------
Less reclassification adjustments for items
  included in net income:
  Adjustment for (gains) losses included
    in realized investment gains (losses)                                         20,615          (8,167)        13,488      (1,322)
  Adjustment for amortization of premium on
    fixed maturities securities included in
    net investment income                                                         (2,823)         (2,720)        (1,296)     (1,418)
  Adjustment for gains included in
    amortization of value of business acquired                                      (428)           (285)          (326)       (259)
  Adjustment for gains included in
    amortization of deferred insurance
    acquisition costs                                                               (520)            (20)        (2,461)        (18)
                                                                               ---------        --------      ---------   ---------
  Total reclassification adjustments for items
    included in net income                                                        16,844         (11,192)         9,405      (3,017)
                                                                               ---------        --------      ---------   ---------
Other comprehensive income (loss), before
  related income tax expense (benefit)                                              (242)         31,328         30,085     (25,001)

Related income tax expense (benefit)                                                (194)           (908)         8,911      (8,578)
                                                                               ---------        --------      ---------   ---------

Other comprehensive income (loss), net of tax                                        (48)         32,236         21,174     (16,423)
                                                                               ---------        --------      ---------   ---------

Comprehensive income (loss)                                                    $  (6,680)       $ 45,687      $  29,181   $ (12,530)
                                                                               =========        ========      =========   =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                              --------------------------
                                                                                  2002           2001
                                                                              -----------    -----------
Cash flows from operating activities
  Net income (loss)                                                           $    (6,632)   $    13,451
  Reconciliation of net income to net cash flow from operating activities:
    Realized investment gains                                                     (10,418)       (10,203)
    Interest credited and other charges                                            86,257         80,469
    Deferred insurance acquisition costs, net                                     (34,706)       (47,695)
    Amortization of value of business acquired                                      9,658          9,950
    Amortization of goodwill                                                            -          6,372
    Amortization of net discount/premium on investments                             2,823          2,720
    Amortization of other intangible assets                                           379            581
    Deferred income taxes                                                            (883)        (8,530)
    Net change in current federal income taxes                                      7,961         20,528
    Benefits and premium taxes due related to separate account
     business-owned life insurance                                                 (6,811)        10,072
    Funds withheld account transfer                                              (222,500)             -
    Payable to affiliates                                                         (17,619)       (30,783)
    Cumulative effect of accounting change, net of tax                             21,907              -
    Other, net                                                                    (32,644)       (11,464)
                                                                                ---------    -----------

    Net cash flow from operating activities                                      (203,228)        35,468
                                                                                ---------    -----------

Cash flows from investing activities
  Cash from investments sold or matured:
    Fixed maturity securities held to maturity                                    102,680         81,952
    Fixed maturity securities sold prior to maturity                            1,196,411        770,972
    Mortgage loans, policy loans and other invested assets                         38,001         33,488

  Cost of investments purchased or loans originated:
    Fixed maturity securities                                                    (966,983)      (836,894)
    Mortgage loans, policy loans and other invested assets                        (26,935)       (24,423)
    Investment in subsidiaries                                                          -           (748)
    Short-term investments, net                                                   151,308         (1,333)
    Net change in receivable and payable for securities transactions             (181,904)        12,831
    Net change in other assets                                                      1,094           (761)
                                                                                ---------    -----------

    Net cash from investing activities                                            313,672         35,084
                                                                                ---------    -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                 ------------------------------
                                                                                   2002               2001
                                                                                 --------           ----------
Cash flows from financing activities Policyholder account balances:
    Deposits                                                                      212,011             333,225
    Withdrawals                                                                  (360,866)           (384,865)
  Dividends paid to parent                                                              -             (10,000)
  Cash overdrafts                                                                     179             (14,816)
                                                                                 --------           ---------

   Net cash from financing activities                                            (148,676)            (76,456)
                                                                                 --------           ---------

   Net decrease in cash                                                           (38,232)             (5,904)
Cash, beginning of period                                                          57,374              34,101
                                                                                 --------           ---------
Cash, end of period                                                              $ 19,142           $  28,197
                                                                                 ========           =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

    1. Kemper Investors Life Insurance Company is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states, except New York. Zurich Life Insurance Company of New York, formally Zurich Kemper Life Insurance Company of New York, a wholly-owned subsidiary, received its license from the State of New York early in 2001 and began writing business in May of 2001. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO" or "the Company"), are wholly-owned by Kemper Corporation ("Kemper"), a non-operating holding company. Beginning in 2002, the Company is included in the consolidated federal income tax return of Zurich Holding Company of America ("ZHCA"), an upstream holding company above Kemper Corporation. As such, the Company's 2002 GAAP tax rate is equal to the ZHCA group rate.

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

        Prior to 2002, the Company had managed its operations along Strategic Business Units ("SBUs"). Each SBU concentrated on a specific customer market. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life's SBUs cross legal entity lines as certain similar products are sold by more than one legal entity.

        Recently, management has shifted its focus from SBU performance to a line of business performance within each legal entity. The SBUs are now primarily responsible for product development and sales.

        The Company now has two operating segments, life insurance and annuities, that offer different types of products and services. These two operating segments reflect the way the Company manages its operations and makes business decisions.

        In the following table, the Company uses the caption "net operating income" as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and are not indicative of operational trends.

         Prior period information has been restated to conform to the new composition of the Company's segments.


                                                           Six Months Ended                         Six Months Ended
(in thousands)                                               June 30, 2002                            June 30, 2001
                                                ---------------------------------------------------------------------------------
                                                   Life        Annuity        Total          Life        Annuity       Total
                                                ---------------------------------------------------------------------------------
Total operating revenue                          $   36,423   $  150,651    $   187,074    $   38,353   $  140,876   $   179,229
                                                 ==========   ==========    ===========    ==========   ==========   ===========

Net operating income before cumulative
  effect of accounting change                    $    4,472   $    4,031    $     8,503    $    5,725   $    1,094   $     6,819
Cumulative effect of accounting change,
  net of tax                                              -      (21,907)       (21,907)            -            -             0
                                                 ----------   ----------    -----------    ----------   ----------   -----------
Net operating income (loss)                      $    4,472   $  (17,876)   $   (13,404)   $    5,725   $    1,094   $     6,819
                                                 ==========   ==========    ===========    ==========   ==========   ===========
Goodwill                                         $   32,832   $  123,679    $   156,511    $   34,002   $  150,789   $   184,791
                                                 ==========   ==========    ===========    ==========   ==========   ===========
Total assets                                     $8,821,845   $9,083,512    $17,905,357    $8,323,852   $8,271,767   $16,595,619
                                                 ==========   ==========    ===========    ==========   ==========   ===========
Total policyholder benefits                      $  623,011   $2,960,952    $ 3,583,963    $  635,558   $2,922,012   $ 3,557,570
                                                 ==========   ==========    ===========    ==========   ==========   ===========


4. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level.

     In conjunction with management's new focus on line of business operations, the Company's goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed an impairment of $21.9 million has been recorded in the annuities segment. The fair value of that segment was estimated using expected present value of future cash flows for both current business in-force and future production estimates.

     The following table shows net income for the periods ended June 30, 2002 and 2001 as reported and adjusted for prior year goodwill amortization.


     (in thousands)                                 For the Six Months          For the Three Months
                                                      Ended June 30,              Ended June 30,
                                                -------------------------    --------------------------
                                                    2002           2001        2002            2001
                                                ---------      ----------    --------        ----------
     Reported net income                         $(6,632)        $13,451     $  8,007         $3,893
     Add back: Goodwill amortization                   -           6,372            -          3,186
                                                --------       ---------     --------         ------
     Adjusted net income                         $(6,632)        $19,823     $  8,007         $7,079
                                                ========       =========     ========         ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded a net loss of $6.6 million in the first six months of 2002, compared with net income of $13.5 million for the first six months of 2001.

The following table reflects the components of net income (loss):

Net income
(in millions)
                                                            Six Months Ended
                                                                June 30
                                                          -------------------
                                                           2002         2001
                                                          -------      ------
Operating earnings before amortization of goodwill
  and other intangibles                                   $  8.9       $ 13.9
Amortization of goodwill and other intangibles               (.4)        (7.0)
Realized capital gains (losses), net of tax                  6.8          6.6
Cumulative effect of accounting change, net of tax         (21.9)           -
                                                          ------       ------
  Net income (loss)                                       $ (6.6)      $ 13.5
                                                          ======       ======

The following table reflects the major components of net realized capital gains and losses included in net income (loss):

Net realized capital gains (losses)
(in millions)

                                                          Six Months Ended          Three Months Ended
                                                              June 30                    June 30
                                                      ----------------------      --------------------
                                                       2002          2001          2002          2001
                                                      -------       --------      -------       ------
Fixed maturity securities                             $  17.9        $  10.1      $  14.2       $  8.1
Fixed maturity writedowns                                (7.6)             -         (2.6)           -
Real estate-related investments and other                  .1             .1           .1            -
                                                      -------        -------      -------       ------
Realized investment gains (losses)                       10.4           10.2         11.7          8.1
Income tax expense (benefit)                              3.6            3.6          3.9          2.9
                                                      -------        -------      -------       ------
Net realized capital gains (losses)                   $   6.8        $   6.6      $   7.8       $  5.2
                                                      =======        =======      =======       ======

The realized results include $17.9 million of net gains from securities sold during the period. The $7.6 million of writedowns are primarily related to our securitized financial assets, namely collateralized debt obligations and are due to a change in our future expectation of cash flows from these securities.

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

In conjunction with management's new focus on line of business operations, the Company's goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed an impairment of $21.9 million has been recorded in the annuities segment. The fair value of that segment was estimated using expected present value of future cash flows for both current business in-force and future production estimates.

Operating earnings before amortization of goodwill and other intangibles decreased to $8.9 million in the first six months of 2002, compared with $13.9 million in the first six months of 2001. This decrease was primarily due to:

     . a decrease in spread revenue (net investment income less interest credited to policyholders)

     .    an increase in claims incurred and other policyholder benefits

     . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

     .    an increase in income tax expense, offset by

     .    an increase in other income

     .    an increase in separate account fees and charges, and

     . a decrease in the amortization of deferred insurance acquisition costs.

The following table reflects our sales:

Sales
(in millions)

                                                            Six Months Ended           Three Months Ended
                                                                June 30                      June 30
                                                          -----------------------     ----------------------
                                                            2002          2001         2002          2001
                                                          --------     ----------     --------      --------
Annuities:
  Variable                                                $  675.1     $  1,009.3     $  189.5      $  552.3
  Fixed                                                       65.5           67.9         41.2          28.6
                                                          --------     ----------     --------      --------
     Total annuities                                         740.6        1,077.2        230.7         580.9
                                                          --------     ----------     --------      --------
Life insurance:
  Separate account business-owned life
   insurance ("BOLI")                                        220.2          270.5         81.7          97.2
  Separate account variable universal
   life insurance                                              8.8           14.3          3.9           5.9
  Term life                                                    1.5             .4           .8            .2
  Interest-sensitive life                                       .5             .6           .2            .3
                                                          --------     ----------     --------      --------
     Total life                                              231.0          285.8         86.6         103.6
                                                          --------     ----------     --------      --------

Total sales                                               $  971.6     $  1,363.0     $  317.3      $  684.5
                                                          ========     ==========     ========      ========

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, decreased $334.2 million in the first six months of 2002, compared with the first six months of 2001. The decrease is primarily due to lower sales of our DESTINATIONS/(SM)/ product. In the fourth quarter of 2001, we discontinued offering the guaranteed retirement income benefit ("GRIB") option with the DESTINATIONS/(SM)/ product due to the continued decline in the stock market. Sales of the DESTINATIONS/(SM)/ product will be substantially lower in 2002 because of this decision.

The GRIB is an optional benefit available for an additional asset-based fee. It provides a minimum fixed annuity guaranteed lifetime income to the annuitant. The income is based on the GRIB base. The GRIB Base prior to attained age 80 is the greatest of:

     .    the contract value (account value)

     . the greatest anniversary value before the exercise (annuitization) date, or

     . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

Fixed annuity deposits decreased $2.4 million in the first six months of 2002, compared with the first six months of 2001, as we selectively exited a few distribution channels and certain investors sought a more competitive return on their investments as interest rates declined over the past 12 months.

The decrease in BOLI sales in 2002 was, in part, due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales. Also, impacting sales of this institutional product are our lower ratings. Please see the discussion included in the "Ratings" section.

The following table reflects our assets under management:

Assets Under Management
(in millions)

                                      June 30       December 31      June 30
                                        2002           2001            2001
                                    ----------      -----------     ----------
    General account /(1)/           $  3,298.1      $  3,815.8      $ 3,705.0
    Separate account - BOLI            7,959.9         7,598.9        7,159.3
    Separate account - non-BOLI        5,292.9         5,509.8        4,623.9
                                    ----------      ----------      ---------
       Total                        $ 16,550.9      $ 16,924.5      $15,488.2
                                    ==========      ==========      =========

(1) June 30, 2002 excludes $184.0 million in receivables for securities sold.

Total assets under management decreased $373.6 million from December 31, 2001, to June 30, 2002, reflecting the exclusion of $184.0 million in receivables for securities sold, the decline in equity markets and the invested asset transfer discussed below. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year.

Spread revenue decreased in the first six months of 2002, compared with the same period in 2001, due to a decrease in investment income, slightly offset by a decrease in interest credited to policyholders. The decrease in investment income was primarily due to a declining general account invested asset base and the reinvestment of 2001 and 2002 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment. The declining invested asset base is primarily attributable to the transfer of invested assets that supported the BOLI funds withheld account ("FWA"). During the first quarter of 2002, we amended our BOLI reinsurance agreement with Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25,2002, approximately $222.5 million of invested assets were transferred to the trust account. The trust account is not reflected in our consolidated financial statements.

The decrease in interest credited in the first six months of 2002, compared with the same period in 2001, was due to lower average interest crediting rates, somewhat offset by higher average policyholder account balances.

Separate account fees and charges consist of the following as of June 30, 2002 and 2001:
(in millions)

                                         Six Months Ended     Three Months Ended
                                             June 30                June 30
                                       -------------------    ------------------

                                         2002        2001       2002       2001
                                       -------     -------    -------    -------

 Separate account fees on non-BOLI
  variable life and annuities          $ 44.8      $ 33.4     $ 22.8     $ 17.9
 BOLI cost of insurance charges and
  fees - direct                          87.4        79.4       44.2       38.9
 BOLI cost of insurance charges-
  ceded/(1)/                            (83.8)      (82.0)     (41.9)     (40.6)
 BOLI premium tax expense loads/(2)/      3.5         4.0        1.6        1.9
                                       ------      ------     ------     ------
      Total                            $ 51.9      $ 34.8     $ 26.7     $ 18.1
                                       ======      ======     ======     ======

-----------------------------------------------

/(1)/ Includes $.7 million and $7.0 million of cost of insurance charges ceded, related to appreciation of the BOLI funds withheld account for the six months ended June 30, 2002 and 2001, respectively.

/(2)/ There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities increased in the first six months of 2002, compared with the first six months of 2001, primarily due to the volume of new sales during 2001 and 2002. This increase was somewhat offset by a decrease in fees related to the drop in the stock market, as the fees are primarily asset-based.

Net BOLI cost of insurance charges and fees increased $6.2 million in the first six months of 2002, compared with 2001. The increase is primarily related to the transfer of the assets supporting the FWA to a trust, as previously discussed. Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA.

Other income increased $1.4 million in the first six months of 2002, compared with the same period in 2001. The increase was primarily due to an increase in surrender charges.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)

                          Six Months Ended           Three Months Ended
                              June 30                     June 30
                        ---------------------       ---------------------

                          2002         2001           2002         2001
                        --------     --------       --------     --------

General account         $ 192.2      $ 200.3        $  99.8      $  96.3
Separate account          284.2        282.6          173.5         92.7
                        -------      -------        -------      -------
Total                   $ 476.4      $ 482.9        $ 273.3      $ 189.0
                        =======      =======        =======      =======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $8.1 million in the first six months of 2002, compared with the first six months of 2001 as equity markets remained volatile.

Separate account surrenders, withdrawals and death benefits increased $1.6 million in the first six months of 2002, compared with the first six months of 2001 as investors sought more stable returns during a period of stock market volatility.

Claims incurred and other policyholder benefits increased $15.1 million for the period ended June 30, 2002, compared to the same period in 2001. The increase is primarily due to higher mortality experience in the first six months of 2002, compared with the same period in 2001, and higher guaranteed minimum death benefits due to increasing variable annuity business in-force and a lower stock market. We reserve for death benefit guarantees in our variable annuities. A further decline in the stock market would have the impact of increasing the reserves.

GRIB reserves have been established for policies that have withdrawn a substantial portion of their contract values, exposing a proportionately large GRIB benefit in relation to the account value. These policies were deemed to have elected annuitization and a reserve has been established to cover the present value of future benefits. No additional liabilities for future policy benefits related to guaranteed living benefits have been established. Had such reserves been established for living benefits, the reserve at year end 2001 would have been $7.8 million higher, and at June 30, 2002, would have been $10.5 million higher.

Commissions and operating expenses, net of the deferral of insurance acquisition costs, increased in the first six months of 2002, compared with the first six months of 2001. The increase is due to an increase in operating expenses of $2.4 million, primarily due to an increase in salaries and related benefits and consulting fees.

Income tax expense increased in the first six months of 2002, compared with the same period in 2001, primarily due to higher pre-tax income and a favorable settlement with the Internal Revenue Service in the first six months of 2001, which reduced the 2001 income tax expense.

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

Prior to 2002, the Company had managed its operations along Strategic Business Units ("SBUs"). Each SBU concentrated on a specific customer market. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life's SBUs cross legal entity lines as certain similar products are sold by more than one legal entity.

Recently, management has shifted its focus from SBU performance to a line of business performance within each legal entity. The SBUs are now primarily responsible for product development and sales.

The Company now has two operating segments, life insurance and annuities, that offer different types of products and services. These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, the Company uses the caption "net operating income" as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net realized investment gains or losses are excluded from net operating income because they can in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to conform to the new composition of the Company's segments.


                                                          Six Months Ended                         Six Months Ended
(in thousands)                                               June 30, 2002                            June 30, 2001
                                                --------------------------------------------------------------------------------
                                                   Life        Annuity        Total          Life        Annuity       Total
                                                --------------------------------------------------------------------------------
Total operating revenue                          $   36,423   $  150,651    $   187,074    $   38,353   $  140,876   $   179,229
                                                 ==========   ==========    ===========    ==========   ==========   ===========

Net operating income before cumulative
  effect of accounting change                    $    4,472   $    4,031    $     8,503    $    5,725   $    1,094   $     6,819
Cumulative effect of accounting change,
  net of tax                                              -      (21,907)       (21,907)            -            -             -
                                                 ----------   ----------    -----------    ----------   ----------   -----------
Net operating income (loss)                      $    4,472   $  (17,876)   $   (13,404)   $    5,725   $    1,094   $     6,819
                                                 ==========   ==========    ===========    ==========   ==========   ===========

Goodwill                                         $   32,832   $  123,679    $   156,511    $   34,002   $  150,789   $   184,791
                                                 ==========   ==========    ===========    ==========   ==========   ===========
Total assets                                     $8,821,845   $9,083,512    $17,905,357    $8,323,852   $8,271,767   $16,595,619
                                                 ==========   ==========    ===========    ==========   ==========   ===========
Total policyholder benefits                      $  623,011   $2,960,952    $ 3,583,963    $  635,558   $2,922,012   $ 3,557,570
                                                 ==========   ==========    ===========    ==========   ==========   ===========

Total operating revenues for the life insurance segment decreased $1.9 million in the first six months of 2002, compared with the same period in 2001, primarily due to a decrease in investment income. The decrease in investment income was primarily attributable to a declining general account invested asset base as well as the reinvestment of 2001 and 2002 sales proceeds, maturities and prepayments in lower yielding securities, as previously discussed.

Total operating revenues for the annuities segment increased $9.8 million in the first six months of 2002, compared with the same period in 2001, primarily due to an increase in separate account fees, as previously discussed.

Net operating income, before the cumulative effect of an accounting change, for the life insurance segment decreased $1.3 million for the first half of 2002, compared to the same period in 2001, primarily due to the decrease in investment income.

Net operating income, before the cumulative effect of an accounting change, for the annuities segment increased $2.9 million for the first half of 2002, compared to the same period in 2001. The increase is primarily due to the increase in separate account fees, somewhat offset by an increase in guaranteed minimum death benefits, as previously mentioned.

INVESTMENTS

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

     .   our evaluation of risk and return in various markets,

     . consistency with our business strategy and investment guidelines approved by the board of directors,

     .   the interest rate environment,

     .   liability durations, and

     .   changes in market and business conditions.


Invested assets and cash
(in millions)

                                               June 30, 2002            December 31, 2001
                                           ---------------------      ---------------------
Cash and short-term investments            $     27         0.8%      $   216           5.7%
Fixed maturity securities:
  Investment grade:
    NAIC (1) Class 1                          1,613        48.9         1,846          48.4
    NAIC (1) Class 2                          1,019        30.9         1,121          29.4
  Below investment grade:
    Performing                                  134         4.1           123           3.2
    Non-performing                                2         0.1             5           0.1
Equity securities                                70         2.1            68           1.8
Joint venture mortgage loans                    109         3.3           104           2.7
Third-party mortgage loans                       63         1.9            64           1.7
Other real estate-related investments             6         0.2             8           0.2
Policy loans                                    234         7.1           240           6.3
Other                                            21         0.6            21           0.5
                                           --------       -----       -------         -----
    Total                                  $  3,298       100.0%      $ 3,816         100.0%
                                           ========       =====       =======         =====

-----------------------------------------------------

(1)   National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturity securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense on unrealized appreciation. The aggregate unrealized appreciation on fixed maturity securities at June 30, 2002 was $23.6 million. The aggregate unrealized appreciation on fixed maturity securities at December 31, 2001 was $24.3 million. We do not record tax benefits related to aggregate unrealized depreciation on investments. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 2002, investment-grade fixed maturity securities, cash and short-term investments accounted for 80.6 percent of invested assets and cash, compared with 83.5 percent at December 31, 2001.

At June 30, 2002, approximately 11.8 percent of investment-grade fixed maturity securities were mortgage-backed securities, down from 22.0 percent at December 31, 2001, primarily due to significant sales of mortgage-backed securities in the second quarter.

Approximately 14.7 percent of the investment-grade fixed maturity securities at June 30, 2002 consisted of corporate asset-backed securities, compared with 15.3 percent at December 31, 2001. The majority of investments in asset-backed securities were backed by commercial mortgages, home equity loans, collateralized loan and bond obligations and manufactured housing loans.

Real estate-related investments

The $177.7 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 5.4 percent of cash and invested assets at June 30, 2002, compared with $176.4 million, or 4.6 percent, at December 31, 2001.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper Corporation and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $97.3 million at June 30, 2002. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB issued the permit in July 2001. Additionally, the Army Corps of Engineers issued required permits on June 26, 2002. Various local permits are/may be required in addition to the state and federal permits.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $10.6 million at June 30, 2002 and $13.0 million at December 31, 2001. Loans on nonaccrual status, after reserves and write-downs, amounted to $5.0 million at June 30, 2002 and $7.4 million at December 31, 2001.

Net investment income

Pre-tax net investment income totaled $115.9 million in the first six months of 2002, compared with $126.8 million in the first six months of 2001. This includes our share of operating gains and losses from equity investments in real estate consisting of other income less other expenses.

Total foregone investment income before tax on both nonaccrual real estate-related investments and nonperforming fixed maturity securities was as follows:


                                          Six Months Ended
                                              June 30
                                     -------------------------
                                       2002             2001
                                     --------         --------
Real estate-related investments      $    .5          $   4.4
Fixed maturities                         1.8                -
                                     -------          -------
Total                                $   2.1          $   4.4
                                     =======          =======

Foregone investment income is primarily due to certain real estate-related investments that have been placed on nonaccrual status and bonds that are in default. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first six months of 2002, the Federal Open Market Committee met four times but left interest rates unchanged. Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

We also continuously monitor capital resources. Our adjusted capital and surplus (statutory accounting basis) is compared with required capital under the National Association of Insurance Commissioners risk-based capital ("RBC") approach. During the second quarter our RBC ratio declined, but is still considered more than adequate. One source of the decline in the capital ratio has been the requirement to establish additional reserves for guarantees on the DESTINATIONS/(SM)/ product. These reserves are driven by the decline in the stock market and additional deposits into existing contracts. Further market declines will require establishment of additional reserves.

Ratings

Our Standard & Poor's ("S&P") rating was coupled with ZFS through December 31, 2001 due to the financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS's core businesses. In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in the equity markets. At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from "AA+" to "AA", S&P's third highest rating. In February of 2002, ZFS received another downgrade to "AA-" and remained on CreditWatch with negative implications. During 2001, ZFS considered the divestiture of Zurich Life. Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life's ratings from ZFS in March 2002, primarily due to ZFS's consideration of the Zurich Life divestiture and we received a rating of "A+", reflecting the non-supported strength of Zurich Life and we were taken off CreditWatch. In August 2002, the outlook for ZFS was revised from stable to negative and concurrently our A+ rating was placed on a negative outlook.

We share our A.M. Best rating with ZFS. In the fall of 2001, A.M. Best placed ZFS under review with developing implications but did not change its ratings. In March 2002, ZFS's A.M. Best A+ (Superior) financial strength rating was affirmed, removed from under review and assigned a negative outlook.

In June, 2002, Moody's Investors Service lowered our rating to A2, its sixth highest rating out of nineteen. The rating comes with a stable outlook and is no longer under review.

Our ratings as of June 30, 2002 are as follows:

                                        Ratings
                                        -------

A.M. Best Company . . . . . . . . . . . A+ (Superior)
Moody's Investors Service . . . . . . . A2 (Good)
Standard & Poor's . . . . . . . . . . . A+n (Strong)

PART II.    OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Sole Shareholder of KILICO held on May 14, 2002, the following directors were elected:


             Martin D. Feinstein, Chairman

             Gale K. Caruso

             Frederick L. Blackmon

             Debra P. Rezabek

             Richard M. Sousa

             George Vlaisavljevich

ITEM 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibits.



   Exhibit No.    Description


          3(a) Articles of Incorporation are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

          3(b) Bylaws are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

          4(a) Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.33-43462) filed October 23, 1991.

          4(b) Certificate to Variable and Market Value Adjusted Deferred Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.

   Exhibit No.          Description

      4(c) Individual Variable and Market Value Adjusted Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

      4(d) Endorsement to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

      4(e) Endorsement to Certificate to Variable and Market Value adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

      4(f) Revised Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

      4(g) Revised Certificate to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

      10 Distribution Agreement between Kemper Investors Life Insurance Company and Investors Brokerage Services, Inc. is incorporated herein by reference to Exhibits filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 33-43462) filed on April 14, 1995.

      99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months ended June 30, 2002.

            Kemper Investors Life Insurance Company and Subsidiaries
                                    FORM 10-Q
                    For the fiscal period ended June 30, 2002
                  --------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Kemper Investors Life Insurance Company
                                  (Registrant)

Date:       August 14, 2002                   By: /s/GALE K. CARUSO
                                              ----------------------------------
                                              Gale K. Caruso
                                              President, Chief Executive Officer
                                              and Director

Date:       August 14, 2002

                                              By: /s/FREDERICK L. BLACKMON
                                              ---------------------------------
                                              Frederick L. Blackmon
                                              Executive Vice President, Chief
                                              Financial Officer and Director