Form 10-Q
period 2002-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2002-11-14
CIK 351754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  X      No

As of November 1, 2002, 250,000 shares of common stock (all held by an affiliate, Kemper Corporation) were outstanding. There is no market value for any such shares.

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389, 333-32632,333-54252 and
  333-86044.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Consolidated Balance Sheets -

  September 30, 2002 and December 31, 2001

3

Consolidated Statements of Operations -

  Nine months and three months ended September 30, 2002 and 2001

5

Consolidated Statements of Comprehensive Income -

 Nine months and three months ended September 30, 2002 and 2001

6

Consolidated Statements of Cash Flows -

  Nine months ended September 30, 2002 and 2001

7

Notes to Consolidated Financial Statements

9

Management's Discussion and Analysis

  Results of Operations

12

  Investments

20

  Liquidity and Capital Resources

23

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a vote of Security Holders

25

ITEM 6. Exhibits and Reports on Form 8-K

25

Signatures

27

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30 2002 (unaudited) ------------	December 31 2001 -----------
ASSETS
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: September 30, 2002, $3,051,648; December 31, 2001, $3,057,139)	$ 3,164,930	$ 3,094,560
Equity securities, at fair value (cost: September 30, 2002 and December 31, 2001, $65,473)	72,606	67,731
Short-term investments	149,468	159,105
Joint venture mortgage loans	109,130	104,303
Third-party mortgage loans	65,819	63,897
Other real estate-related investments	5,645	8,240
Policy loans	230,223	239,787
Other invested assets	20,512 ----------	20,799 ----------

Total investments	3,818,333	3,758,422

Cash	24,514	57,374
Accrued investment income	135,375	140,762
Reinsurance recoverable	251,610	240,536
Deferred insurance acquisition costs	413,906	381,506
Value of business acquired	63,472	75,806
Goodwill	-	178,418
Other intangible assets	5,691	6,261
Deferred income taxes	64,451	95,688
Federal income tax receivable	21,175	13,866
Receivable on sales of securities	-	2,100
Fixed assets Other assets and receivables	4,047 23,966	5,619 24,717
Assets held in separate accounts	12,622,931 ----------	13,108,753 -----------

Total assets	$ 17,449,471 ===========	$ 18,089,828 ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits	$ 3,727,860	$ 3,634,161
Other policyholder benefits and funds payable	190,142	436,449
Other accounts payable and liabilities	191,540	92,472
Liabilities related to separate accounts	12,622,931 -----------	13,108,753 -----------

Total liabilities	16,732,473 -----------	17,271,835 -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)

	September 30 2002 (unaudited) ------------	December 31 2001 -----------
Commitments and contingent liabilities
Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares; outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	837,028	804,347
Accumulated other comprehensive income	57,780	16,551
Retained deficit	(180,310) -----------	(5,405) -----------

Total stockholder's equity	716,998 -----------	817,993 -----------

Total liabilities and stockholder's equity	$17,449,471 ===========	$18,089,828 ===========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Nine Months Ended September 30 ---------------		Three Months Ended September 30 -----------------
	2002 -------	2001 ------	2002 --------	2001 -------
REVENUE
Net investment income	$171,368	$186,271	$ 55,467	$ 59,451
Realized investment gains	12,014	12,058	1,596	1,855
Premium income	646	283	236	120
Separate account fees and charges	74,869	49,988	22,946	15,227
Other income	30,902 --------	25,845 --------	12,063 --------	8,360 --------

Total revenue	289,799 --------	274,445 --------	92,308 --------	85,013 --------

BENEFITS AND EXPENSES
Interest credited to policyholders	114,324	118,524	37,970	40,408
Claims incurred and other policyholder benefits	57,018	16,833	34,045	8,998
Taxes, licenses and fees	7,139	6,858	1,673	884
Commissions	86,816	122,382	25,316	44,642
Operating expenses	51,370	50,053	16,071	17,160
Deferral of insurance acquisition costs	(75,730)	(114,532)	(21,069)	(44,012)
Amortization of deferred insurance acquisition costs	32,356	34,995	12,401	12,170
Amortization of value of business acquired	10,071	17,156	414	7,206
Goodwill impairment	156,511	-	156,511	-
Amortization of goodwill	-	9,558	-	3,186
Amortization of other intangible assets	569 --------	771 --------	190 --------	190 --------

Total benefits and expenses	440,444 --------	262,598 --------	263,522 --------	90,832 --------

Income (loss) before income tax expense (benefit)	(150,645)	11,847	(171,214)	(5,819)

Income tax expense (benefit)
Current	(9,534)	(5,157)	(15,711)	(17,904)
Deferred	11,886 --------	8,790 --------	12,769 --------	17,322 --------

Total income tax expense (benefit)	2,352 --------	3,633 --------	(2,942) --------	(582) --------

Net income before cumulative effect of accounting change	(152,997) -------	8,214 -------	(168,272) -------	(5,237) -------

Cumulative effect of accounting change, net of tax	(21,907) --------	- -------	- -------	- -------
Net income (loss)	$(174,904) ========	$ 8,214 ========	$ (168,272) ========	$ (5,237) ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Nine Months Ended September 30 ------------------		Three Months Ended September 30 -------------------
	2002 -------	2001 ------	2002 --------	2001 ------
Net income (loss)	$(174,904)	$ 8,214	$(168,272)	$(5,237)
Other comprehensive income (loss), before tax: Unrealized holding gains (losses) on investments arising during period:
Unrealized holding gains (losses) on investments	92,209	97,914	74,182	74,877
Adjustment to value of business acquired	(2,696)	(9,581)	(2,512)	(6,873)
Adjustment to deferred insurance acquisition costs	(12,051) --------	(704) --------	(10,810) ---------	(511) --------

Total unrealized holding gains (losses) on investments arising during period	77,462 --------	87,629 -------	60,860 -------	67,493 --------

Less reclassification adjustments for items included in net income:
Adjustment for (gains) losses included in realized investment gains (losses)	20,638	(9,227)	22	(1,060)
Adjustment for amortization of premium on fixed maturities securities included in net investment income	(4,928)	(4,307)	(2,105)	(1,588)
Adjustment for gains included in amortization of value of business acquired	(433)	(809)	(5)	(524)
Adjustment for (gains) losses included in amortization of deferred insurance acquisition costs	(1,076) -------	(86) -------	(555) -------	(65) -------

Total reclassification adjustments for items included in net income	14,201 --------	(14,429) --------	(2,643) -------	(3,237) --------

Other comprehensive income, before related income tax expense	63,261	102,058	63,503	70,730

Related income tax expense	22,032 --------	23,667 --------	22,226 -------	24,575 --------

Other comprehensive income, net of tax	41,229 --------	78,391 --------	41,277 -------	46,155 --------

Comprehensive income (loss)	$(133,675) =========	$86,605 ========	$(126,995) =========	$40,918 =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30 -------------------
	2002 --------	2001 -------
Cash flows from operating activities
Net income (loss)	$ (174,904)	$ 8,214
Reconciliation of net income to net cash flow from operating activities:
Realized investment gains	(12,014)	(12,058)
Interest credited and other charges	150,299	124,529
Deferred insurance acquisition costs, net	(43,375)	(79,537)
Amortization of value of business acquired	10,071	17,156
Amortization of goodwill	-	9,558
Goodwill impairment	156,511	-
Amortization of net discount/premium on investments	4,928	4,307
Amortization of other intangible assets	569	771
Deferred income taxes	9,205	8,792
Net change in current federal income taxes	(7,309)	(22,515)
Benefits and premium taxes due related to separate account business-owned life insurance	(16,476)	29,679
Funds withheld account transfer	(222,500)	-
Payable to affiliates	(8,592)	(28,663)
Cumulative effect of accounting change, net of tax	21,907	-
Other, net	(32,818) ----------	3,296 ----------

Net cash flow from operating activities	(164,498) ----------	63,529 ----------

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	136,679	137,668
Fixed maturity securities sold prior to maturity	1,836,006	1,117,769
Mortgage loans, policy loans and other invested assets	60,373	45,853
Cost of investments purchased or loans originated: Fixed maturity securities	(1,963,124)	(1,258,585)
Mortgage loans, policy loans and other invested assets	(40,321)	(33,332)
Investment in subsidiaries	-	(748)
Short-term investments, net	9,637	(34,701)
Net change in receivable and payable for securities transactions	138,840	28,212
Net change in other assets	1,601 ----------	(227) ---------

Net cash from investing activities	179,691 ----------	1,909 ---------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30 -------------------
	2002 --------	2001 -------
Cash flows from financing activities Policyholder account balances:
Deposits	349,108	506,576
Withdrawals	(416,782)	(563,214)
Capital contribution	32,681	-
Dividends paid to parent	-	(13,000)
Cash overdrafts	(13,060) ----------	(1,968) ---------

Net cash from financing activities	(48,053) ----------	(71,606) ---------

Net decrease in cash	(32,860)	(6,168)
Cash, beginning of period	57,374 ----------	34,101 ---------

Cash, end of period	$ 24,514 ==========	$ 27,933 =========

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

Prior to 2002, the Company had managed its operations along Strategic Business Units (“SBUs”). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life’s SBUs cross legal entity lines as certain similar products are sold by more than one legal entity and/or more than one distribution channel.

Recently, management has shifted its financial focus from SBU performance to a line of business performance within each legal entity. The SBUs are now primarily responsible for market management activities, including distribution management, product development, sales and marketing.

The Company has two primary operating segments, life insurance and annuities, that offer different types of products and services.  These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, the Company uses the caption “net operating income” as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to conform to the new composition of the Company’s segments.

(in thousands)	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$52,594	$225,191	$277,785	$53,745	$208,642	$262,387

Net operating income before goodwill impairment and cumulative effect of accounting change	$7,499	$(11,794)	$(4,295)	$4,023	$(3,646)	$ 377
Net operating income before cumulative effect of accounting change	$(25,333)	$(135,473)	$(160,806)	$4,023	$(3,646)	$ 377
Cumulative effect of accounting change, net of tax	-	(21,907)	(21,907)	-	-	-
Net operating income (loss)	$(25,333)	$(157,380)	(182,713)	$4,023	$(3,646)	$ 377

Goodwill	$ -	$ -	$ -	$33,884	$147,531	$181,415
Total assets	$8,885,495	$8,563,976	$17,449,471	$8,456,715	$8,131,913	$16,588,628
Total reserve for policyholder benefits	$621,718	$3,106,142	$3,727,860	$634,801	$2,953,851	$3,588,652

4.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level.

In conjunction with management’s focus on line of business operations, the Company’s goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed an impairment of $21.9 million was recorded in the annuities segment as of June 30, 2002.  The fair value of that segment was estimated using expected present value of future cash flows for both current business in-force and future production estimates.

In September 2002, the board of directors of the Company’s indirect, 100% shareholder, Zurich Financial Services Group (“the Group”), approved a plan designed to improve the profitability of the Group and its subsidiaries.  Under this plan, the Group is considering a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan is the goodwill associated with the acquisition of the ZL companies.  The Company filed its Form 10-Q for the period ended June 30, 2002 prior to the Group board’s action.  As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002, the period during which the Company became aware of this action by the Group’s board of directors.

The following table shows net income (loss) for the periods ended September 30, 2002 and 2001 as reported and adjusted for prior year goodwill amortization and current year goodwill impairment.

(in thousands)	For the Nine Months Ended September 30, -------------------		For the Three Months Ended September 30, -------------------
	2002 ------	2001 ------	2002 ------	2001 ------
Reported net income (loss)	$(174,904)	$8,214	$(168,272)	$(5,237)

Add back: Goodwill amortization	-	9,558	-	3,186

Adjusted net income (loss)	$(174,904)	$17,772	$(168,272)	$(2,051)
Add back: Goodwill impairment	178,418	-	156,511	-
Adjusted net income (loss), excluding goodwill impairment	$ 3,514	$ 17,772	$ (11,761)	$ (2,051)

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146(“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring). Adoption of SFAS 146 is not expected to have any impact on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded a net loss of $174.9 million in the first nine months of 2002, compared with net income of $8.2 million for the first nine months of 2001.

The following table reflects the components of net income (loss):

Net income (loss)

(in millions)

	Nine Months Ended September 30 -------------------
	2002 -------	2001 -------
Operating earnings (loss) before goodwill impairment and amortization of goodwill and other intangibles	$ (3.7)	$ 10.7
Goodwill impairment	(156.5)	-
Amortization of goodwill and other intangibles	(.6)	(10.3)
Realized capital gains, net of tax	7.8	7.8
Cumulative effect of accounting change, net of tax	(21.9) -------	- ------

Net income (loss)	$ (174.9) =======	$ 8.2 =====

The following table reflects the major components of net realized capital gains and losses included in net income (loss):

Net realized capital gains (losses)
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2002 -------	2001 -------	2002 -------	2001 -------
Fixed maturity securities	$ 21.7	$ 18.8	$ 3.8	$ 8.7
Fixed maturity writedowns	(12.7)	(7.3)	(5.1)	(7.3)
Real estate-related investments and other	3.0 -----	.5 -----	2.9 ----	.4 -----
Realized investment gains	12.0	12.0	1.6	1.8
Income tax expense	4.2 -----	4.2 -----	.6 ----	.6 -----
Net realized capital gains	$ 7.8 =====	$ 7.8 =====	$ 1.0 ====	$ 1.2 =====

The realized results include $21.7 million of net gains from securities sold during the period.  The $12.7 million of writedowns are primarily related to our securitized financial assets, namely collateralized debt obligations and are due to a change in our future expectation of cash flows from these securities.

The decrease in amortization of goodwill and other intangibles is due to  Statement of Financial Accounting Standards 142 (“SFAS 142”)Goodwill and Other Intangible Assets, issued in July 2001.  SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level.

As previously discussed in the footnotes, in conjunction with management’s focus on line of business operations, the Company’s goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed an impairment of $21.9 million was recorded in the annuities segment as of June 30, 2002.  The fair value of that segment was estimated using expected present value of future cash flows for both current business in-force and future production estimates.  In September 2002, the board of directors of the Company’s indirect, 100% shareholder, Zurich Financial Services Group (“the Group”), approved a plan designed to improve the profitability of the Group and its subsidiaries.  Under this plan, the Group is considering a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan is the goodwill associated with the acquisition of the ZL companies.  The Company filed its Form 10-Q for the period ended June 30, 2002 prior to the Group board’s action.  As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002, the period during which the Company became aware of this action by the Group’s board of directors.

Operating earnings before goodwill impairment and amortization of goodwill and other intangibles resulted in a loss of $3.7 million for the first nine months of 2002, compared with an operating gain of $10.7 million in the first nine months of 2001. This decrease was primarily due to:

*

a decrease in spread revenue (net investment income less interest credited to policyholders)

*

an increase in claims incurred and other policyholder benefits, primarily due to an increase in variable annuity guaranteed benefits and related reserves resulting from the continued decline in the stock market

*

an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, partially offset by

*

an increase in separate account fees and charges

*

an increase in other income

*

a decrease in the amortization of deferred insurance acquisition costs and value of business acquired, and

*

a decrease in income tax expense.

The following table reflects our sales:

Sales
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2002 -------	2001 -------	2002 -------	2001 -------
Annuities:
Variable	$ 847.0	$ 1,628.6	$ 171.9	$ 619.3
Fixed	150.2 -------	103.7 -------	84.7 -------	35.8 ------
Total annuities	997.2 -------	1,732.3 -------	256.6 -------	655.1 ------

Life insurance:
Separate account business-owned life insurance ("BOLI")	237.9	318.0	17.7	47.5
Separate account variable universal life insurance	12.2	20.8	3.4	6.5
Term life	2.6	.9	1.1	.5
Interest-sensitive life	.8 -------	.9 -------	.3 -------	.3 -------
Total life	253.5 -------	340.6 -------	22.5 -------	54.8 -------

Total sales	$ 1,250.7 =======	$ 2,072.9 =======	$ 279.1 =======	$ 709.9 =======

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, decreased $781.6 million in the first nine months of 2002, compared with the first nine months of 2001. The decrease is primarily due to lower sales of our DESTINATIONSSM product. In the fourth quarter of 2001, we discontinued offering the guaranteed retirement income benefit (“GRIB”) option with the DESTINATIONSSM product due to the continued decline in the stock market. While we continue to receive renewal premiums and Section 1035 premium (tax-free exchange of certain insurance policies) in 2002, sales of the DESTINATIONSSM product are substantially lower in 2002 because of this decision.

The GRIB is an optional benefit available for an additional asset-based fee. It provides a minimum fixed annuity guaranteed lifetime income to the annuitant.  The income is based on the GRIB Base. The GRIB Base prior to attained age 80 and after the surrender charge period is the greatest of:

*

the contract value (account value)

*

the greatest anniversary value before the exercise (annuitization) date, or

*

purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

Fixed annuity deposits increased $46.5 million in the first nine months of 2002, compared with the first nine months of 2001, as certain investors sought more stable returns during a time of volatile equity markets.

Due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales, the level of BOLI sales can fluctuate, sometimes significantly, between periods.  Continued maturation of the BOLI market and company ratings can also effect the level of BOLI sales.

The following table reflects our assets under management:

Assets Under Management
(in millions)

	September 30 2002 ----------	December 31 2001 ----------	September 30 2001 ----------
General account	$ 3,842.8	$ 3,815.8	$ 3,836.6
Separate account – BOLI	8,039.8	7,598.9	7,265.7
Separate account - non BOLI	4,583.2 -------	5,509.8 --------	4,385.7 --------
Total	$ 16,465.8 =======	$ 16,924.5 ========	$ 15,488.0 ========

Total assets under management decreased $458.7 million from December 31, 2001, to September 30, 2002, reflecting the decline in equity markets and the invested asset transfer discussed below. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year.

Spread revenue decreased in the first nine months of 2002, compared with the same period in 2001, due to a decrease in investment income, slightly offset by a decrease in interest credited to policyholders. The decrease in investment income was primarily due to a declining general account invested asset base, excluding unrealized gains and losses, and the reinvestment of 2001 and 2002 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment. The declining invested asset base is primarily attributable to the transfer of invested assets that supported the BOLI funds withheld account (“FWA”).  During the first quarter of 2002, we amended our BOLI reinsurance agreement with Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25,2002, approximately $222.5 million of invested assets were transferred to the trust account. The trust account is not reflected in our consolidated financial statements but is included in ZICBB’s financial statements.

The decrease in interest credited in the first nine months of 2002, compared with the same period in 2001, was due to lower average interest crediting rates, somewhat offset by higher average policyholder account balances.

Separate account fees and charges consist of the following as of September 30, 2002 and 2001:
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2002 -----	2001 -----	2002 -----	2001 -----

Separate account fees on non-BOLI variable life and annuities	$ 65.2	$ 49.5	$ 20.4	$ 16.1
BOLI cost of insurance charges and fees – direct	125.8	117.8	38.4	38.4
BOLI cost of insurance charges- ceded (1)	(120.0)	(122.0)	(36.2)	(40.0)
BOLI premium tax expense loads (2)	3.9 -----	4.7 -----	.4 -----	.7 -----
Total	$ 74.9 =====	$ 50.0 =====	$ 23.0 =====	$ 15.2 =====

-----------------------------------------------

(1) Includes $.7 million and $10.3 million of cost of insurance charges ceded, related to appreciation of the BOLI funds withheld account for the nine months ended September 30, 2002 and 2001, respectively.

(2) There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities increased in the first nine months of 2002, compared with the first nine months of 2001, primarily due to the volume of new sales during 2001 and 2002. This increase was somewhat offset by a decrease in fees related to the drop in the stock market, as the fees are primarily asset-based.

Net BOLI cost of insurance charges and fees increased $10.1 million in the first nine months of 2002, compared with 2001.  The increase is primarily  related to the transfer of the assets supporting the FWA to a trust, as previously discussed.  Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA.

Other income increased $5.1 million in the first nine months of 2002, compared with the same period in 2001. The increase was primarily due to an increase in commission revenue from broker-dealer operations and an increase in surrender charges.  The increase in broker-dealer commission revenue was substantially offset by an increase in broker-dealer commission expense.

Policyholder surrenders, withdrawals and death benefits were as follows:
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2002 --------	2001 --------	2002 --------	2001 --------
General account	$ 280.0	$ 287.1	$ 87.8	$ 86.8
Separate account	430.9 ------	368.3 ------	146.7 ------	85.7 ------

Total	$ 710.9 ======	$ 655.4 ======	$ 234.5 ======	$ 172.5 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $7.1 million in the first nine months of 2002, compared with the first nine months of 2001 as equity markets remained volatile.

Separate account surrenders, withdrawals and death benefits increased $62.6 million in the first nine months of 2002, compared with the first nine months of 2001 as investors sought more stable returns during a period of stock market volatility.

Claims incurred and other policyholder benefits increased $40.2 million for the period ended September 30, 2002, compared to the same period in 2001.  The increase is partly due to an increase in reserves for the first nine months of 2002, compared with the same period in 2001. For policies that were deemed to have elected annuitization, GRIB reserves have been established to cover the present value of future benefits. A further decline in the stock market would have the impact of increasing the reserves.

Pursuant to accounting principles generally accepted in the United States of America, no additional liabilities for future policy benefits related to guaranteed living benefits have been established.  Had such reserves been established for living benefits based on estimates of such activity, the reserve at year-end 2001 would have been $7.8 million higher, and at September 30, 2002, would have been approximately $15.0 million higher.

The increase in claims incurred and other policyholder benefits is also due to higher mortality experience in the first nine months of 2002, compared with the same period in 2001, and higher guaranteed minimum death benefits   due to increasing variable annuity business in-force and a lower stock market.  We reserve for death benefit guarantees in our variable annuities.  A further decline in the stock market would have the impact of increasing the reserves.

Commissions and operating expenses, net of the deferral of insurance acquisition costs, increased in the first nine months of 2002, compared with the first nine months of 2001. The increase is primarily due to an increase in broker-dealer commission expense, as mentioned earlier.

The decrease in the amortization of deferred insurance acquisition costs and value of business acquired is primarily due to higher estimated future profits that have the effect of deferring amortization to future periods.  The higher estimated future profits are based, in part, on a lower interest rate environment that would increase realized capital gains as assets are sold in the future as well as expected future profitability of new business written in the past 12 months.  Also contributing to the decrease in amortization is the increase in variable annuity benefit reserves.  The increase in these reserves lowers current profits which has the effect of lowering current amortization.

Income tax expense decreased in the first nine months of 2002, compared with the same period in 2001, primarily due to the net operating loss incurred as of September 30, 2002.

In compliance with the Internal Revenue Code, we were not allowed to be included in the consolidated federal income tax return of Zurich Holding Company of America (“ZHCA”), an upstream holding company above Kemper Corporation, until 2002. However, our 2002 GAAP tax rate is still based on a separate company filing with any difference between that rate and the allocated ZHCA group rate treated as a contribution to capital.

The Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life ("ZL").

As discussed in the footnotes, prior to 2002, the Company had managed its operations along Strategic Business Units (“SBUs”). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life’s SBUs cross legal entity lines as certain similar products are sold by more than one legal entity and/or more than one distribution channel.

Recently, management has shifted its financial focus from SBU performance to a line of business performance within each legal entity. The SBUs are now primarily responsible for market management, including distribution management, product development, sales and marketing.

The Company has two primary operating segments, life insurance and annuities, that offer different types of products and services.  These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, the Company uses the caption “net operating income” as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to conform to the new composition of the Company’s segments.

(in thousands)	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$52,594	$225,191	$277,785	$53,745	$208,642	$262,387

Net operating income before goodwill impairment and cumulative effect of accounting change	$7,499	$(11,794)	$(4,295)	$4,023	$(3,646)	$ 377
Net operating income before cumulative effect of accounting change	$(25,333)	$(135,473)	$(160,806)	$4,023	$(3,646)	$ 377
Cumulative effect of accounting change, net of tax	-	(21,907)	(21,907)	-	-	-
Net operating income (loss)	$(25,333)	$(157,380)	(182,713)	$4,023	(3,646)	$ 377

Goodwill	$ -	$ -	$ -	$33,884	$147,531	$181,415
Total assets	$8,885,495	$8,563,976	$17,449,471	$8,456,715	$8,131,913	$16,588,628
Total reserve for policyholder benefits	$621,718	$3,106,142	$3,727,860	$634,801	$2,953,851	$3,588,652

Total operating revenues for the life insurance segment decreased $1.2 million in the first nine months of 2002, compared with the same period in 2001, primarily due to a decrease in investment income, offset by an increase in separate account fees and charges.  The decrease is mainly due to a lower invested asset base, as previously discussed.  The increase in separate account fees and charges is primarily due to the fact that in 2002 we no longer cede additional cost of insurance charges for the appreciation of the FWA, as previously discussed.

Total operating revenues for the annuities segment increased $16.5 million in the first nine months of 2002, compared with the same period in 2001, primarily due to an increase in separate account fees, as previously discussed.

Net operating income, before goodwill impairment and cumulative effect of an accounting change, for the life insurance segment increased $3.5 million for the first nine months of 2002, compared to the same period in 2001, primarily due to lower expenses.

Net operating income, before goodwill impairment and cumulative effect of an accounting change, for the annuities segment decreased $8.1 million for the first nine months of 2002, compared to the same period in 2001. The decrease is primarily due to the increase in variable annuity guaranteed benefits and related reserves, as previously mentioned.

INVESTMENTS

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

*

our evaluation of risk and return in various markets,

*

consistency with our business strategy and investment guidelines approved by the board of directors,

*

liability durations, and

*

changes in market and business conditions.

Invested assets and cash
(in millions)

	September 30, 2002 -------------------		December 31, 2001 -------------------
Cash and short-term investments	$ 174	4.5%	$ 216	5.7%
Fixed maturity securities:
Investment grade
NAIC (1) Class 1	2,188	56.9	1,846	48.4
NAIC (1) Class 2	870	22.6	1,121	29.4
Below investment grade:
Performing	105	2.7	123	3.2
Non-Performing	2	0.1	5	0.1
Equity securities	73	1.9	68	1.8
Joint venture mortgage loans	109	2.8	104	2.7
Third-party mortgage loans	66	1.7	64	1.7
Other real estate-related investments	6	0.2	8	0.2
Policy loans	230	6.1	240	6.3
Other	20 ------	0.5 ------	21 ------	0.5 ------
Total	$ 3,843 ======	100.0% ======	$ 3,816 ======	100.0% ======

-----------------------------------------------------

(1)

National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturity securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense on unrealized appreciation. The aggregate unrealized appreciation on fixed maturity securities at September 30, 2002 was $73.6 million. The aggregate unrealized appreciation on fixed maturity securities at December 31, 2001 was $24.3 million. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At September 30, 2002, investment-grade fixed maturity securities, cash and short-term investments accounted for 84.0 percent of invested assets and cash, compared with 83.5 percent at December 31, 2001.

At September 30, 2002, approximately 14.0 percent of investment-grade fixed maturity securities were mortgage-backed securities, down from 22.0 percent at December 31, 2001, primarily due to significant sales of mortgage-backed securities in the first nine months of 2002.

Approximately 15.6 percent of the investment-grade fixed maturity securities at September 30, 2002 consisted of corporate asset-backed securities, compared with 15.3 percent at December 31, 2001. The majority of investments in asset-backed securities were backed by commercial mortgages, home equity loans, collateralized loan and bond obligations and manufactured housing loans.

Real estate-related investments

The $180.6 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.7 percent of cash and invested assets at September 30, 2002, compared with $176.4 million, or 4.6 percent, at December 31, 2001.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper Corporation and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $102.2 million at September 30, 2002. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. On February 15, 2001, the State of California's State Water Resources Control Board ("SWRCB") approved the project's water right permit. The SWRCB issued the permit in July 2001. Additionally, the Army Corps of Engineers issued required permits on
June 26, 2002.  Various local permits are/may be required in addition to the state and federal permits.  This venture contains uncertainty due to the difficulty of completing water projects in California.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $10.6 million at September 30, 2002 and $13.0 million at December 31, 2001. Loans on nonaccrual status, after reserves and write-downs, amounted to $5.0 million at September 30, 2002 and $7.4 million at December 31, 2001.

Net investment income

Pre-tax net investment income totaled $171.4 million in the first nine months of 2002, compared with $186.3 million in the first nine months of 2001. This includes our share of operating gains and losses from equity investments in real estate consisting of other income less other expenses.

Total foregone investment income before tax on nonaccrual real estate-related investments, nonperforming fixed maturity securities, and certain other invested assets was as follows:

Nine Months Ended September 30 --------------------
	2002 --------	2001 --------
Real estate-related investments	$ .7	$ 6.3
Fixed maturities Other invested assets	2.2 1.3 ------	.7 - ------
Total	$ 4.2 ======	$ 7.0 ======

Foregone investment income is primarily due to certain real estate-related  investments that have been placed on nonaccrual status and bonds that are in default. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first nine months of 2002, the Federal Open Market Committee met six times but left interest rates unchanged.  However, overall market interest rates have declined significantly during 2002.  Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholders’ account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing or sold investments.

We also continuously monitor capital resources.  Our adjusted capital and surplus (statutory accounting basis) is compared with required capital under the National Association of Insurance Commissioners risk-based capital (“RBC”) approach.  During the third quarter of 2002 our RBC ratio declined due to losses on a statutory accounting basis, but does not require any regulatory action.  One source of the decline in the capital ratio has been the requirement to establish additional reserves for guarantees on the DESTINATIONSSM product.  These reserves are driven by the decline in the stock market and additional deposits into existing contracts.  Further market declines will require establishment of additional reserves.  Capital resources are being monitored very closely by the Company and mitigation strategies have been and will be put in place should further market declines continue.

Ratings

Our Standard & Poor’s (“S&P”) rating was coupled with Zurich Financial Services  (“ZFS”) through December 31, 2001 due to the financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS’s core businesses.  In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in the equity markets.  At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from “AA+” to “AA”, S&P’s third highest rating.  In February of 2002, ZFS received another downgrade to “AA-“ and remained on CreditWatch with negative implications.  During 2001, ZFS considered the divestiture of Zurich Life.  Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life’s ratings from ZFS in March 2002, primarily due to ZFS’s consideration of the Zurich Life divestiture and we received a rating of “A+”, reflecting the non-supported strength of Zurich Life and we were taken off CreditWatch. In August 2002, the outlook for ZFS, our parent, was revised from stable to negative and concurrently our A+ rating was placed on a negative outlook.

We share our A.M. Best rating with ZFS. In the fall of 2001, A.M. Best placed ZFS under review with developing implications but did not change its ratings. In September 2002, A.M. Best announced that it was downgrading ZFS to A (Excellent) from A+ (Superior).  As a result our rating was moved to A (Excellent) as well and remains under review.

In June, 2002, Moody’s Investors Service lowered our rating to A2, its sixth highest rating out of nineteen. The rating comes with a stable outlook and is no longer under review.

Our ratings as of September 30, 2002 are as follows:

Ratings

A.M. Best Company . . . . . . . . . . . A (Excellent)

Moody's Investors Service . . . . . . . A2 (Good)

Standard & Poor's . . . . . . . . . . . A+ (Strong)

Recently Issued Accounting Pronouncements

See note 4 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

PART II.

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

         Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures.  Our Chief Executive Officer, Gale K. Caruso, and our Chief Financial Officer, Frederick L. Blackmon, have reviewed and evaluated our disclosure controls and procedures as of November 4, 2002 and have concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since November 4, 2002.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  EXHIBITS.

Exhibit No.	Description
3(a)	Articles of Incorporation are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12,1996.

3(b)	Bylaws are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.
4(a)	Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No.33-43462) filed October 23, 1991.
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

(a)

REPORTS ON FORM 8-K.

The Company filed Current Reports on Form 8-K, Item 5, Other Events and Regulation FD Disclosure, on September 5, 2002.

In September 2002, the board of directors of our indirect, 100% shareholder, Zurich Financial Services Group (the Group), approved a plan designed to improve the profitability of the Group and its subsidiaries.  Under this plan, the Group is considering a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan is the goodwill associated with the acquisition of the Zurich Life companies.

Kemper Investors Life Insurance Company and Subsidiaries
FORM 10-Q
For the fiscal period ended September 30, 2002
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date:	November 14, 2002	By: /s/GALE K. CARUSO ---------------------------------- Gale K. Caruso President, Chief Executive Officer and Director

Date:	November 14, 2002	By: /s/FREDERICK L. BLACKMON --------------------------------- Frederick L. Blackmon Executive Vice President, Chief Financial Officer and Director

I, Gale K. Caruso, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kemper Investors Life Insurance Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ GALE K. CARUSO

Gale K. Caruso

Chief Executive Officer

I, Frederick L. Blackmon, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kemper Investors Life Insurance Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ FREDERICK L. BLACKMON

Frederick L. Blackmon

Chief Financial Officer

                                                                                                                                             Exhibit 99.1

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gale K. Caruso, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2002

                               /s/GALE K. CARUSO

Gale K. Caruso

Chief Executive Officer

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.

                                                                                                                                                                                            Exhibit 99.2

Certification of CFO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick L. Blackmon, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2002

                     /s/FREDERICK L. BLACKMON

Frederick L. Blackmon

                                Chief Financial Officer

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.