Form 10-K
period 2002-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2003-03-27
CIK 351754

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

                 For the fiscal year ended December 31, 2002.

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _(check mark) No __.

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No _(check mark) .

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $0.

   * Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 333-22389, 333-32632, 333-54252 and 333-86044.

================================================================================

                                    PART I

Item 1. Business

Corporate structure

   Kemper Investors Life Insurance Company, founded in 1947, is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states except New York. Zurich Life Insurance Company of New York ("ZLICONY"), formerly Zurich Kemper Life Insurance Company of New York, a wholly-owned subsidiary, received its license from the State of New York early in 2001 and began writing business in May of 2001. Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") are wholly-owned by Kemper Corporation ("Kemper"), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Holding Company of America ("ZHCA"), a holding company. ZHCA is a wholly-owned subsidiary of Zurich Group Holding ("ZGH" or "Zurich"), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services ("ZFS"), a Swiss holding company.

Strategic initiatives

   Our management, operations and strategic directions are integrated with those of several other Kemper subsidiaries:

  .  Federal Kemper Life Assurance Company ("FKLA"),

  .  Zurich Life Insurance Company of America ("ZLICA"), and

  .  Zurich Direct, Inc. ("ZD").

   This integration streamlines management, controls costs, improves profitability, increases operating efficiencies and productivity, and helps to expand the companies' distribution capabilities. Headquartered in Schaumburg, Illinois, FKLA markets term and interest-sensitive life insurance, as well as certain annuity products, primarily through brokerage general agents and other independent distributors. ZLICA markets term life insurance products primarily through ZD. ZD is an affiliated direct marketing life insurance agency currently marketing term life insurance directly to consumers primarily through various marketing media. The Company, FKLA, ZLICA and Fidelity Life Association, A Mutual Legal Reserve Company ("FLA"), collectively operate under the trade name Zurich Life, formerly Zurich Kemper Life. FLA shares directors, management, operations and employees with FKLA pursuant to an administrative and management services agreement. FLA issues policies not issued by FKLA or KILICO as well as other policies similar to certain FKLA policies.

   During 2002, Zurich Life completed a project to optimize the portfolio of businesses, the distribution channels and the products that Zurich Life sells. This strategic initiative was named FOCUS and was implemented in two phases.

   The objective of phase I of FOCUS was to identify those businesses with the potential to be significant generators of embedded value through strong present value of distributable earnings margins and future growth. As a result of this analysis, the decision was made to exit the individual variable universal life line of business due to lack of scale and profitability. We also chose not to build out a separate marketing and wholesaling group to exclusively target the bank distribution channel.

   The objective of phase II of FOCUS was and is to aggressively look at the operating and cost structures necessary to support those businesses that our portfolio review determined will deliver the greatest profitability. Zurich Life dramatically improved its processes and reduced its overall operating expenses. Phase II work continues today and continues to be about fundamentally changing Zurich Life's cost structure in order to compete and win in the markets it has chosen. We benefited significantly from the cost reductions generated by the phase II work and expect to continue to benefit in future periods.

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

   In 2000, as part of our plan to sharpen our focus on the group retirement market, we purchased PMG Securities Corporation, PMG Asset Management, Inc., PMG Marketing, Inc., and PMG Life Agency, Inc. (collectively "PMG"). The total cost was $8.2 million, resulting in the recording of definite-lived intangible assets in the amount of $7.6 million. PMG is a well-respected broker-dealer located primarily in the eastern part of the country. We own 100 percent of the stock of PMG.

   Also in 2000, we transferred $63.3 million in fixed maturity securities and cash to fund the operations of ZLICONY.

   Throughout 2001 and 2000, we introduced a number of new annuity and life insurance products, all designed to meet the demands of our customers in an ever-changing marketplace. In addition, in 2002 we introduced two new variable annuity products. However, with the continued turbulent equity markets, we focused more in 2002 on sales of our fixed annuity products, which provide investors a more stable return on their investment.

Narrative description of business

   We offer both individual and group fixed-rate (general account) and variable (separate account) annuity contracts, as well as individual and group term life and group variable (separate account) life insurance products through various distribution channels. We offer investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners are important distribution channels for our products. Our sales mainly consist of deposits received on certain long duration fixed and variable annuities and BOLI contracts.

   Our fixed and variable annuities generally have surrender charges that are a specified percentage of policy values or premiums and decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

   Over the last several years, in part reflecting the equity market environment, we have increased our emphasis on marketing our existing and new separate account products. Unlike the fixed-rate annuity business where we manage spread revenue, we receive administrative fee revenue on variable products, which compensates us for providing death benefits potentially in excess of cash surrender values. In addition, on variable life insurance contracts, cost of insurance charges are designed to compensate us for providing death benefit coverage substantially in excess of surrender values.

   As a result of this strategy, our separate account assets have increased over the last few years, despite a decrease in sales of our DESTINATIONS/SM/ product (discussed below) in 2002 due the discontinuation of the guaranteed retirement income benefit ("GRIB") option in November 2001. Our separate account assets and variable product sales were as follows (in millions):

                                                   December 31,
                                           -----------------------------
                                             2002      2001      2000
                                           --------- --------- ---------
       Separate account assets............ $13,547.4 $13,108.8 $11,179.6
                                           ========= ========= =========

                                              Year Ended December 31,
                                           -----------------------------
                                             2002      2001      2000
                                           --------- --------- ---------
       Variable annuity sales (1)......... $   979.3 $ 2,547.5 $ 1,160.5
       Variable life sales, primarily BOLI     881.4     544.9     856.1
                                           --------- --------- ---------
       Total variable product sales....... $ 1,860.7 $ 3,092.4 $ 2,016.6
                                           ========= ========= =========

--------
(1) Includes the fixed account option of the variable contracts totaling $172.9 million, $536.8 million and $339.6 million in 2002, 2001 and 2000, respectively. The fixed account option has been primarily used for dollar cost averaging into the separate account investment options. This allows contractholders the option to allocate amounts to the fixed account option and authorize pro-rated amounts to be automatically transferred into the separate account investment options over a specified period of time. Theoretically, this reduces the effects of significant market fluctuations. However, this result is not guaranteed.

   In 2002, with the continued turbulent equity markets, sales of our fixed annuity products increased significantly. However, these sales occurred during a period of declining interest rates which makes managing spread revenue more difficult.

   Our fixed annuity sales were as follows (in millions):

                                        Year Ended December 31,
                                        -----------------------
                                         2002    2001    2000
                                        ------  ------  ------
                    Fixed annuity sales $370.3  $142.0  $168.6
                                        ======  ======  ======

   Our fixed annuity sales increased $228.3 million in 2002, compared with 2001. This increase is primarily the result of investors seeking a more stable return on their investments during a time of stock market volatility.

   In 2002, several new products were introduced. Archway/SM/ and Scudder ZS4 are registered individual and group variable and market value adjusted deferred annuities. Archway/SM/ offers contractholders 26 different variable subaccount investment options with various investment managers while Scudder ZS4 offers a total of 39 different variable subaccount investment options with various investment managers. These products have a four-year surrender charge period and a 10% free withdrawal option. In addition, there are two optional death benefit riders that allow contractholders to allocate contract value to the equity market, while still providing valuable family protection. In addition, modifications were made to certain existing annuity products in 2002 to either enhance their attractiveness to the marketplace or improve their profitability.

   In 2002 and 2001, after extensive reviews of our product portfolio, we exited the high net worth business and the individual variable universal life product line due to lack of scale and profitability. In addition, we chose not to build out a separate marketing and wholesaling group to exclusively target the bank distribution channel. We have in the past and we will continue to assess the various markets in which we operate as well as our product offerings in each such market.

   In 2001, several new products were also introduced. Zurich Classic II, an individual and group fixed annuity, offers contractholders a number of guaranteed interest periods from which to choose. Zurich Preferred Plus, an individual and group variable annuity and market value adjusted deferred annuity, offers contractholders twenty-seven different variable subaccount investment options with various investment managers and offers a four percent bonus on all premiums paid. Also in 2001, ZLICONY introduced two new term life insurance products in the State of New York.

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

   During mid-1998, we introduced DESTINATIONS/SM/, a registered individual and group variable, fixed and market value adjusted deferred annuity product. DESTINATIONS/SM/ currently offers forty-two variable subaccount investment options with various investment managers, ten guarantee periods, a fixed account option, dollar cost averaging and, prior to November 2001, a GRIB option. The GRIB is an optional benefit to the DESTINATIONS/SM/ variable annuity, for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of:

  .  the contract value (account value),

  .  the greatest anniversary value before the exercise (annuitization) date, or

  . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

   In the fourth quarter of 2001, we discontinued offering the GRIB option with the DESTINATIONS/SM/ product due to the continued decline in the stock market, particularly in the wake of the tragedy of September 11th and in the first quarter of 2003 we discontinued all sales of DESTINATIONS/SM/. While we continued to receive renewal premiums and Section 1035 premium (tax-free exchange of certain insurance policies) during 2002, sales of the DESTINATIONS/SM/ product will continue to be substantially lower in future years because of these decisions.

   During mid-1997, we introduced variable BOLI, a group variable life insurance contract that is primarily marketed to banks and other large corporate entities. Also in 1997, we issued a series of non-registered variable individual universal life insurance contracts that were marketed primarily to high net worth individuals. Significant fluctuations in our sales of the variable life products are due mainly to the nature of the BOLI product--high dollar volume per sale, low frequency of sales.

   Investors Brokerage Services, Inc., ("IBS"), our wholly-owned subsidiary, and our affiliated broker-dealer, BFP Securities, LLC, are the principal underwriters of our registered variable annuity and variable life products. BFP Securities, LLC, is also the primary wholesaling distributor of our BOLI products.

NAIC ratios

   The National Association of Insurance Commissioners (the "NAIC") annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. Currently, thirteen IRIS ratios are calculated. The primary purpose of the ratios is to provide an "early warning" of potential negative developments. The NAIC reports a company's ratios to state regulators who may then contact the company if three or more ratios fall outside the NAIC's "usual ranges".

   Based on statutory financial data as of December 31, 2002, we had six ratios outside the usual ranges: the net change in capital and surplus ratio, the net income to total income (including realized capital gains and losses) ratio, the adequacy of investment income ratio, the change in premium ratio, the change in product mix ratio and the change in reserving ratio.

   The results for the net change in capital and surplus ratio and the net income to total income ratio were primarily caused by the $84.9 million statutory net loss reported that was caused by the significant downturn in the stock market during 2002. The result for the adequacy of investment income ratio was primarily due to compressed spread income due to the current low interest rate environment and the use of conservative tabular interest rates. The result for the change in premium ratio and the change in the product mix ratio was primarily caused by a decrease in sales of our DESTINATIONS/SM/ product in 2002 due to the discontinuation of the GRIB option in November 2001. The result for the change in the reserving ratio was primarily due to the level of individual variable universal life premiums, which carry marginal reserves in the general account, versus the change in reserves which primarily reflects a matured block of universal life policies with minimal premium volume.

   Based on statutory financial data as of December 31, 2002, ZLICONY had three ratios outside the usual ranges: the adequacy of investment income ratio, the change in premium ratio and the change in reserving ratio. The result for the adequacy of investment income ratio was due to ZLICONY's small amount of reserves relative to its total invested assets. The result for the change in premium ratio is due to the relatively significant increase in premium in 2002 over 2001 as ZLICONY began writing business in 2001. The result for the change in reserving ratio reflects the fact that ZLICONY began writing business in 2001 and had no single premiums in either 2001 or 2002 and had negligible renewal premiums in 2001.

   Other than certain states requesting routine quarterly financial reporting and/or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to our IRIS ratios for 2002 or earlier years.

Risk-based capital, asset adequacy and codification

   Under Illinois' and New York's asset adequacy and risk-based capital rules, state regulators may mandate remedial action for inadequately reserved or inadequately capitalized companies. The asset adequacy rules are designed to assure that assets supporting reserves are adequate to cover liabilities under a variety of economic scenarios. The focus of risk-based capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. We have capital levels exceeding any that would mandate action under the risk-based capital rules and are in compliance with applicable asset adequacy rules.

   As of January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") guidance. The NAIC Accounting Practices and Procedures Manual is the NAIC's primary guidance on statutory accounting. Codification provides guidance for areas where statutory accounting had been silent and changes current statutory accounting in some areas. The Illinois Insurance Department adopted Codification, effective January 1, 2001. The Company's statutory surplus was positively impacted by $16.7 million upon adoption as a result of the net effect of recording a deferred tax asset, of nonadmitting non-operating system software, of nonadmitting net affiliated receivables and other changes caused by Codification.

   The New York Insurance Department has adopted Codification as a component of prescribed or permitted practices. The State had adopted certain prescribed accounting practices that are at variance from those found in Codification. Specifically, in 2001 deferred tax assets and deferred tax liabilities were not recognized. In 2002, the State adopted the prescribed accounting practices of the NAIC for deferred tax assets and deferred tax liabilities. The New York Superintendent of Insurance has the right to permit other specific practices that deviate from prescribed practices.

Reserves and reinsurance

   The following table provides a breakdown of our reserves for future policy benefits by product type (in millions):

                                                 December 31, December 31,
                                                     2002         2001
                                                 ------------ ------------
     General account annuities..................    $3,063       $2,767
     Interest-sensitive life insurance and other       615          627
     Ceded future policy benefits...............       434          240
                                                    ------       ------
            Total...............................    $4,112       $3,634
                                                    ======       ======

   Ceded future policy benefits shown above reflect coinsurance (indemnity reinsurance) transactions where we insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with FLA and ceded benefits related to our BOLI reinsurance discussed below. At December 31, 2002 and 2001, our reinsurance reserve credit from FLA relating to these coinsurance transactions totaled approximately $215.3 million and $230.1 million, respectively. Utilizing FKLA's employees, we are the servicing company for this coinsured business and we are reimbursed by FLA for the related servicing expenses. The increase in ceded future policy benefits in 2002, compared with 2001, is primarily due to BOLI ceded benefits in 2002 that were classified as a funds withheld account ("FWA") liability in 2001, as discussed below.

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

   Effective December 31, 2001, the Company entered into a quota-share reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the terms of this agreement, the Company cedes 100 percent of the net amount at risk of the guaranteed minimum death benefit and guaranteed retirement income benefit portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company cedes 100 percent of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. In 2001, the Company received $7.9 million of ceding commissions and expense allowances, and paid $1.2 million of ceded premiums, related to this reinsurance agreement. The account values related to these policies are held in the Company's separate account during the accumulation period of the contracts. The reserve credits under this treaty are secured by a trust agreement that requires the fair market value of assets therein to be at least equal to 102 percent of such reserve credits.

   In January 2003, the specific annuities that comprised the block of business ceded to ZICBB were surrendered. Approximately $5.0 million in surrender charges collected on these specific annuities was paid to ZICBB at the end of February, 2003, as the final settlement payment related to this reinsurance agreement.

   The net amount at risk of the guaranteed minimum death benefit and guaranteed retirement income benefit on certain new variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of December 31, 2002 and 2001, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts amounted to $24.7 million and $8.3 million, respectively.

   We are party to a reinsurance agreement with ZICBB. Under the terms of this agreement, we cede, on a yearly renewable term basis, 100 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, we cede separate account fees (cost of insurance charges) to ZICBB. Until January 25, 2002, we retained a portion of such funds under the terms of a reinsurance agreement in a FWA, which was included as a component of benefits and funds payable in the accompanying 2001 consolidated balance sheet.

   During the first quarter of 2002, we amended our BOLI reinsurance agreement with ZICBB. Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25, 2002, approximately $222.5 million in cash was transferred to the trust account. The trust account is not reflected in our consolidated financial statements but is included in ZICBB's financial statements. At December 31, 2002, reserve credits totaling $237.6 million were secured by the trust agreement which was supported by cash and invested assets with a fair value of approximately $252.6 million.

   The following table contains amounts related to the BOLI reinsurance agreement with ZICBB (in millions):

Business Owned Life Insurance (BOLI)
(in millions)

                                            Year Ended December 31,
                                         ----------------------------
                                           2002      2001      2000
                                         --------  --------  --------
         Face amount in force........... $ 85,592  $ 85,564  $ 85,358
                                         ========  ========  ========
         Net amount at risk ceded....... $(76,288) $(76,283) $(78,169)
                                         ========  ========  ========
         Cost of insurance charges ceded $  156.5  $  168.1  $  173.8
                                         ========  ========  ========
         Funds withheld account......... $     --  $  236.1  $  228.8
                                         ========  ========  ========

   As previously mentioned, the trust account at ZICBB acts as security for the reinsurance agreement. In 2001, and until January 25, 2002, the FWA supported reserve credits on reinsurance ceded on the BOLI product.

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

   To address our competition, we have adopted certain business strategies. These include:

  .  customer segmentation and focus,

  . continued focus on existing and new variable and fixed annuities and BOLI products,

  .  distribution through diversified channels,

  .  systematic review of investment risk and our capital position,

  . ongoing efforts to continue as a low-cost provider of insurance products and high-quality services to agents and policyholders through the use of technology,

  .  high quality, efficient operations, and

  .  rigorous expense management.

Rankings and ratings

   According to Best's Insurance Reports, 2002, as of December 31, 2001, we ranked 47th by admitted assets, 50th by net premiums written and 173rd by capital and surplus out of the top 250 life insurers.

   Our December 31, 2002 ratings were as follows:

                                                  Rating
                                              --------------
                    A.M. Best Company........ A  (Excellent)
                    Moody's Investors Service A2 (Good)
                    Standard & Poor's........ A+ (Strong)

   Our Standard & Poor's ("S&P") rating was coupled with ZFS through December 31, 2001, due to the perceived financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS' core businesses. In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in equity markets. At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from "AA+" to "AA". In February 2002, ZFS received another downgrade to "AA-" and remained on CreditWatch with negative implications. During 2001, ZFS considered the divestiture of Zurich Life. Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life's ratings from ZFS in March 2002, primarily due to ZFS's consideration of the Zurich Life divestiture. At that time, we received a rating of "A+", S&P's fifth highest rating, reflecting the non-supported strength of Zurich Life and were taken off CreditWatch. In August 2002, the outlook for ZFS, our parent, was revised from stable to negative and concurrently our A+ rating was placed on negative outlook.

   We share our A.M. Best rating with ZFS. In the fall of 2001, A.M. Best placed ZFS under review with developing implications but did not change its ratings. In March 2002, ZFS's A.M. Best A+ (Superior) financial strength rating was affirmed, removed from under review and assigned a negative outlook. In September 2002, A.M. Best announced that it was downgrading ZFS to "A" (Excellent) from "A+" (Superior). In December 2002, A.M. Best affirmed the "A" rating of ZFS and its core operating subsidiaries and placed ZFS on a positive outlook.

   Our Moody's Investors Service ("Moody's") Aa3 rating was reviewed in March 2002 and placed under review for possible downgrade. In June 2002, Moody's lowered our rating to A2, its sixth highest rating out of nineteen.

Employees

   At December 31, 2002, we used the services of approximately 959 employees of FKLA, which are also shared with FLA and ZLICA.

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

   Insurance holding company laws enacted in many states grant additional powers to state insurance commissioners to regulate acquisitions of and by domestic insurance companies, to require periodic disclosure of relevant information and to regulate certain transactions with related companies. These laws also impose prior approval requirements for certain transactions with affiliates and generally regulate dividend distributions by an insurance subsidiary to its holding company parent.

   In addition, certain of our variable life insurance and variable annuity products, and the related separate accounts, are subject to regulation by the Securities and Exchange Commission (the "SEC").

   We believe we are in compliance, in all known material respects, with all applicable regulations. For information on regulatory and other dividend restrictions, see ITEM 5(c).

Investments

   A changing marketplace has affected the life insurance industry. To accommodate customers' increased preference for safety over higher yields, we have systematically reduced our investment risk and strengthened our capital position. During 2002, because of continued poor economic conditions, which resulted in both write-downs and credit-related losses in our fixed income portfolio, we repositioned this portfolio. The losses noted above were largely offset by realized gains on sales in the portfolio and the proceeds were primarily reinvested in higher quality, less risky investments at the expense of reducing our portfolio yield. This should result in less volatility in our fixed income portfolio in the future.

   Our cash flow is carefully monitored and our investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For investment securities, portfolio management is handled by Deutsche Investment Management Americas, Inc. ("DIM"), formerly Zurich Scudder Investments, Inc. ("ZSI"), a subsidiary of Zurich at December 31, 2001. DIM provides investment services including purchases and sales of securities, under the supervision of the Investment Operating Committee of the Company. On September 24, 2001, ZFS announced that it would sell 100% of its ownership in ZSI to Deutsche Bank in a transaction valued at $2.5 billion. The sale was completed on April 5, 2002. This transaction did not included Scudder's United Kingdom operations, Threadneedle Investments.

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

Forward-looking statements

   All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the SEC, press releases, presentations by KILICO or its management or oral statements) about markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, among other things:

      (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to sell its products, the market value of our investments and the lapse rate and profitability of our contracts,

      (ii) our ability to achieve anticipated levels of operational efficiencies through certain cost-saving initiatives,

      (iii) customer response to new products, distribution channels and marketing initiatives,

      (iv) mortality, morbidity, and other factors which may affect the profitability of our insurance products,

      (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products,

      (vi) increasing competition which could affect the sale of our products,

      (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, and regulations relating to the sale and underwriting and pricing of insurance products, and

      (viii) the risk factors or uncertainties listed from time to time in our other filings with the SEC.

Item 2. Properties

   We share 307,804 square feet of office space leased by Zurich North America, an affiliate, from Wells Real Estate Funds, located in Schaumburg, Illinois. FKLA makes payments for its share of lease expense per terms of the agreement.

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

(c) A cash dividend of $20.0 million was declared and paid to Kemper on June 29, 2000. During 2000, we also reported a deemed dividend distribution of $16.3 million to Kemper. Cash dividends of $10.0 million and $3.0 million were declared and paid to Kemper on June 28, 2001 and September 27, 2001, respectively. No dividends were paid by the Company in 2002 and no additional dividends have been declared or paid through the date of filing this Form 10-K.

   On September 20, 2002, Kemper contributed $30 million of capital to KILICO. In addition, on December 31, 2002, Kemper forgave a $7.3 million tax receivable from KILICO, which was recorded as a capital contribution on KILICO's books.

Restrictions on dividends

   Dividend distributions from us to our stockholder are restricted by state insurance laws. In Illinois, where we are domiciled, if a proposed dividend, together with other distributions during the 12 preceding months, would exceed the greater of (a) ten percent of our statutory surplus as regards policyholders as of the preceding December 31, or (b) our statutorily adjusted net income for the preceding calendar year, then the proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. During 2001, the Company paid dividends to Kemper in the amount of $13.0 million, which were approved by the Illinois Department of Insurance. In 2002, the Company did not pay any dividends. The Company cannot pay any dividends in 2003 without Illinois Department of Insurance approval.

Item 6. Selected Financial Data

   The following table sets forth selected financial information for KILICO for the five years ended December 31, 2002. Such information should be read in conjunction with our consolidated financial statements and notes thereto, included in ITEM 8 of this Annual Report on Form 10-K. All amounts are shown in millions.

                                      December 31, December 31, December 31, December 31, December 31,
                                          2002         2001         2000         1999         1998
                                      ------------ ------------ ------------ ------------ ------------
Total revenue........................  $   380.8    $   398.3    $   360.9    $   363.4    $   419.7
                                       =========    =========    =========    =========    =========
Net income (loss) excluding realized
  investment results.................  $  (168.5)   $    38.2    $    53.7    $    51.1    $    31.4
                                       =========    =========    =========    =========    =========
Net income before goodwill impairment
  and cumulative effect of accounting
  change.............................  $     9.4    $    51.6    $    48.3    $    44.9    $    65.1
                                       =========    =========    =========    =========    =========
Net income (loss)....................  $  (169.0)   $    51.6    $    48.3    $    44.9    $    65.1
                                       =========    =========    =========    =========    =========
Financial summary
Total separate account assets........  $13,547.4    $13,108.8    $11,179.6    $ 9,778.1    $ 7,099.2
                                       =========    =========    =========    =========    =========
Total assets.........................  $18,666.3    $18,089.8    $16,006.6    $14,655.7    $12,239.7
                                       =========    =========    =========    =========    =========
Future policy benefits, net of
  reinsurance........................  $ 3,677.9    $ 3,393.6    $ 3,278.0    $ 3,409.1    $ 3,561.6
                                       =========    =========    =========    =========    =========
Stockholder's equity.................  $   723.8    $   818.0    $   730.1    $   630.0    $   853.9
                                       =========    =========    =========    =========    =========

   As further discussed in ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, we wrote down our goodwill asset as of January 1, 2002, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, issued in July 2001. The write-down totaled $178.4 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

   We recorded a net loss of $169.0 million in 2002, compared with net income of $51.6 million and $48.3 million in 2001 and 2000, respectively. The net loss was attributable to the write-off of the goodwill asset and lower operating earnings for 2002, compared with 2001. The increase in net income in 2001, compared with 2000, was due to an increase in net realized investment gains somewhat offset by a decrease in operating earnings before amortization of goodwill and other intangibles.

   The following table reflects the components of net income (loss):

Net income (loss)
(in millions)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                           2002    2001    2000
                                                                         -------  ------  ------
Operating earnings before amortization of goodwill and other intangibles $  10.7  $ 51.9  $ 66.8
Goodwill impairment.....................................................  (156.5)     --      --
Amortization of goodwill and other intangibles..........................     (.8)  (13.7)  (13.1)
Net realized investment gains (losses)..................................     (.5)   13.4    (5.4)
Cumulative effect of accounting change, net of tax......................   (21.9)     --      --
                                                                         -------  ------  ------
       Net income (loss)................................................ $(169.0) $ 51.6  $ 48.3
                                                                         =======  ======  ======

Net realized investment results, after tax
(in millions)

                                          Year Ended December 31,
                                          ---------------------
                                           2002     2001    2000
                                          ------   ------  -----
               Fixed maturity securities. $ 22.0   $ 12.9  $ (.5)
               Fixed maturity write-downs  (12.0)   (10.1)  (7.4)
               Real estate-related gains.     .6     10.4    1.1
               Other gains (losses), net.  (11.1)      .2    1.4
                                          ------   ------  -----
                      Total.............. $  (.5)  $ 13.4  $(5.4)
                                          ======   ======  =====

   Net realized investment gains on fixed maturity securities in both 2002 and 2001 were primarily due to the sale of securities in a decreasing interest rate environment that resulted in higher market values in fixed maturity investments. Significantly offsetting these realized gains were other-than-temporary declines in value of certain securities due to credit-related concerns about a number of issuers and collateralized bond obligation impairment losses related to Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. (See INVESTMENTS section.) These pre-tax write-downs totaled $18.5 million and $15.5 million in 2002 and 2001, respectively. In 2000, pre-tax fixed maturity write-downs totaled $11.4 million and were primarily related to other-than-temporary declines in value of certain securities due to credit-related concerns about a small number of issuers.

   The other losses, net, for 2002 consist primarily of a write-down on a leveraged lease that covers two aircraft. The aircraft are leased by United Airlines ("UAL") and were written down to zero subsequent to UAL filing Chapter 11 bankruptcy in the fourth quarter of 2002. The pre-tax write-down totaled $17.5 million.

   The real estate-related gains in 2001 were primarily due to the release of reserve allowances originally recorded against certain mortgage loans. (See INVESTMENTS section.).

   The decrease in amortization of goodwill and other intangibles was due to the implementation of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, issued in July 2001. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested annually for impairment at the reporting unit level.

   We tested our goodwill for impairment, based on the guidance under SFAS 142, at the life insurance and annuities operating segment level as a result of a shift in our financial focus to a line of business performance view. As a result of the testing performed, an impairment of $21.9 million was recorded in the annuities segment as of June 30, 2002 as a cumulative effect of accounting change, net of tax. The fair value of that segment was estimated using expected present value of future cash flows for both current business in-force and future production estimates.

   In September 2002, the board of directors of our indirect, 100% shareholder, Zurich Financial Services Group ("the Group"), approved a plan designed to improve the profitability of the Group and its subsidiaries. Under this plan, the Group considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets. Among the assets affected by the approval of the plan is the goodwill associated with the acquisition of the Zurich Life companies. The Company filed its Form 10-Q for the period ended June 30, 2002 prior to the board's action. As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002, the period during which we became aware of this action by the Group's board of directors.

   Operating earnings before the amortization of goodwill and other intangibles decreased to $10.7 million in 2002, compared with $51.9 million in 2001, primarily due to:

  . a decrease in spread revenue (net investment income less interest credited to policyholders),

  .  an increase in claims incurred and other policyholder benefits,

  .  an increase in taxes, licenses and fees,

  . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

  . an increase in the amortization of insurance acquisition costs and value of business acquired,

     offset by

    .  an increase in separate account fees,

    .  an increase in other income, and

    .  a decrease in income tax expense.

   Operating earnings before the amortization of goodwill and other intangibles decreased to $51.9 million in 2001, compared with $66.8 million in 2000, primarily due to:

  .  a decrease in premium income,

  .  an increase in claims incurred and other policyholder benefits,

  . an increase in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

  .  an increase in income tax expense,

     offset by

    .  an increase in separate account fees,

    .  an increase in other income,

    . an increase in spread revenue (net investment income less interest credited to policyholders),

    .  a decrease in taxes, licenses and fees, and

    . a decrease in the amortization of insurance acquisition costs and value of business acquired.

   The following table reflects our sales and reinsurance assumed:

Sales and reinsurance assumed
(in millions)

                                                         Year Ended December 31,
                                                       --------------------------
                                                         2002     2001     2000
                                                       -------- -------- --------
Annuities:
   Variable........................................... $  979.3 $2,547.4 $1,160.5
   Fixed..............................................    370.3    142.0    168.6
   Funding Agreements assumed.........................       --       --    100.0
                                                       -------- -------- --------
       Total annuities................................  1,349.6  2,689.4  1,429.1
                                                       -------- -------- --------
Life Insurance:
   Separate account business-owned variable universal
     life ("BOLI")....................................    863.7    515.3    819.6
   Separate account variable universal life...........     17.7     29.6     36.5
   Term life..........................................      3.7      1.6     (8.2)
   Interest-sensitive life............................      1.1      1.3      1.4
                                                       -------- -------- --------
       Total life.....................................    886.2    547.8    849.3
                                                       -------- -------- --------
          Total sales................................. $2,235.8 $3,237.2 $2,278.4
                                                       ======== ======== ========

   Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, decreased $1.6 billion in 2002, compared with 2001. The decrease in the variable annuity deposits is primarily due to lower sales of our DESTINATIONS/SM/ product. In the fourth quarter of 2001, we discontinued offering the guaranteed retirement income benefit ("GRIB") option with the DESTINATIONS/SM/ product due to the continued decline in the stock market over the past two years and in the first quarter of 2003, we discontinued all sales of DESTINATIONS/SM/. While we continued to receive renewal premiums and Section 1035 premium (tax-free exchange of certain insurance policies) during 2002, sales of the DESTINATIONS/SM /product will continue to be substantially lower in future years because of these decisions.

   The GRIB is an optional benefit to the DESTINATIONS/SM/ variable annuity, for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of:

  .  the contract value (account value),

  .  the greatest anniversary value before the exercise (annuitization) date, or

  . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

   Fixed annuity deposits increased $228.3 million in 2002 when compared with 2001, primarily due to the successful promotion of our Zurich Classic II fixed annuity product in the second half of 2002.

   The $100.0 million Funding Agreement assumed in 2000 resulted from a new reinsurance agreement with FKLA. (See the note captioned "Reinsurance" in the Notes to Consolidated Financial Statements.)

   Sales of variable annuities increase separate account fees earned. In addition, they pose less investment risk to us, to the extent that policyholders allocate net premium to one or more subaccounts that invest in underlying investment funds that invest in stocks or bonds. The customer bears the investment risk on these stocks or bonds, however, the risk is subject to the underlying guarantees provided in the contract. Additional fees are charged to cover specific benefit options elected by the policyholders, such as the GRIB option.

   Sales of BOLI increased $348.4 million to $863.7 million in 2002, compared with $515.3 million in 2001, the majority of which was attributable to renewal premiums. Due to the nature of the product--high dollar volume per sale, low frequency of sales, the level of BOLI sales can fluctuate, sometimes significantly, between periods. Continued maturation of the BOLI market and our ratings as a company can also affect the level of BOLI sales. Sales of individual variable universal life insurance decreased $11.9 million to $17.7 million in 2002, compared with $29.6 million in 2001 as we exited this product line in 2002 due to lack of scale and profitability. Sales of these separate account variable products pose minimal investment risk as policyholders also direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. We receive premium tax and DAC tax expense loads from certain policyholders, as well as administrative fees and cost of insurance charges. These fees and charges are compensation for providing life insurance coverage to the policyholders potentially in excess of their cash surrender values.

   Face amount of new variable universal life insurance business issued amounted to $0.1 billion in 2002, compared with $2.2 billion in 2001 and $3.8 billion in 2000. The decrease in face amount issued in 2002, compared with 2001, is primarily due to the decrease in first year sales of BOLI.

   The following table reflects our assets under management:

Assets under management
(in millions)

                                         2002      2001      2000
                                       --------- --------- ---------
            General account........... $ 3,930.9 $ 3,815.8 $ 3,689.5
            Separate account--BOLI....   8,769.6   7,598.9   6,905.9
            Separate account--non-BOLI   4,777.8   5,509.8   4,273.7
                                       --------- --------- ---------
                   Total.............. $17,478.3 $16,924.5 $14,869.1
                                       ========= ========= =========

   Total assets under management have increased over the last few years primarily reflecting the volume of sales. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year. Total assets under management were also affected by equity market and interest rate fluctuations.
   Spread revenue decreased in 2002, compared with 2001, due to a larger decrease in investment income than the decrease in interest credited. The decrease in investment income was primarily due to the reinvestment of 2001 and 2002 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment, the non-recurrence of the positive impact during 2001 of placing certain mortgage loans on accrual status in the fourth quarter of 2001 (see INVESTMENTS--Real estate-related investments for further discussion) and the loss of investment income earned on the BOLI FWA during 2002. During the first quarter of 2002, we amended our BOLI reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January, 25, 2002, approximately $222.5 million in cash was transferred to the trust account. The trust account is not reflected in our consolidated financial statements but is included in ZICBB's financial statements.

   The decrease in interest credited in 2002, compared to 2001, was due to lower average interest crediting rates reflecting the declining interest rate environment, somewhat offset by higher average policyholder account balances.

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

   Investment income was also reduced over the last three years reflecting purchase accounting adjustments related to the amortization of premiums on fixed maturity investments. Under purchase accounting, the fair value of the fixed maturity investments as of January 4, 1996, the date Kemper was acquired by ZFS, became the new cost basis in the investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment as of January 4, 1996, the market value of the fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $1.9 million in 2002, compared with $2.8 million in 2001 and $3.5 million in 2000.

Separate account fees and charges
(in millions)

                                                       2002     2001     2000
                                                     -------  -------  -------
 Separate account fees on non-BOLI variable life and
   annuities........................................ $  85.9  $  67.6  $  62.1
 BOLI cost of insurance charges and fees--direct....   164.8    163.5    164.4
 BOLI cost of insurance charges and fees--ceded.....  (156.9)  (168.4)  (173.8)
 BOLI premium tax expense loads.....................    16.2      8.3     15.6
                                                     -------  -------  -------
        Total....................................... $ 110.0  $  71.0  $  68.3
                                                     =======  =======  =======

   Included in separate account fees and charges are administrative and other fees received from the separate account products of $79.0 million in 2002, compared with $66.7 million and $61.4 million in 2001 and 2000, respectively. Administrative and other fee revenue increased in each of the last three years due to growth in average separate account assets, somewhat offset by the decline in the stock market, as the fees are primarily asset-based. Also included in separate account fees and charges are cost of insurance ("COI") charges related to variable universal life insurance, primarily BOLI, of $163.1 million, $162.1 million and $164.4 million in 2002, 2001 and 2000, respectively. Of these COI charges, $156.5 million, $168.1 million and $173.8 million, respectively, were ceded to ZICBB.
   Net BOLI cost of insurance charges and fees increased $12.8 million in 2002, compared with 2001, primarily related to the transfer of the assets supporting the FWA to a trust, as previously discussed. Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA, resulting in ceded COI charges in excess of 100 percent of direct COI charges received.

   Other income increased $5.5 million in 2002, compared with 2001. The increase was primarily due to an increase in surrender charge revenue as well as an increase in commission revenue from broker-dealer operations. Surrender charge revenue totaled $10.1 million in 2002, compared with $6.5 million and $6.0 million in 2001 and 2000, respectively. The increase in surrender charge revenue over the past three years reflects the increased policyholder surrender and withdrawal activity, excluding BOLI, during the same period. Broker-dealer commission revenue increased $2.5 million in 2002, compared with 2001. This increase was substantially offset by an increase in broker-dealer commission expense in 2002.

   Other income increased $1.7 million in 2001, compared with 2000. The increase was primarily due to an increase in commission revenue from broker-dealer operations. The increase was substantially offset by an increase in broker-dealer commission expense in 2001.

Policyholder surrenders, withdrawals and death benefits
(in millions)

                                        2002   2001   2000
                                       ------ ------ ------
                     General account.. $358.6 $450.9 $579.1
                     Separate account.  552.1  523.8  393.3
                                       ------ ------ ------
                            Total..... $910.7 $974.7 $972.4
                                       ====== ====== ======

   Reflecting the current interest rate environment and other competitive market factors, we adjust crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also be improved over time by increasing investment income.

   General account surrenders, withdrawals and death benefits decreased $92.3 million in 2002, compared with 2001, due to a decrease in overall surrenders and withdrawals as equity markets remained volatile.

   Surrenders, withdrawals and death benefits on separate account products increased $28.3 million in 2002, compared with 2001. Excluding surrenders of $92.4 million on BOLI contracts in 2001, the majority of which was a contact with an affiliate, surrenders, withdrawals and death benefits on separate account products increased $120.7 million in 2002, compared with 2001. The increase is primarily due to investors' seeking more stable returns during a period of equity market uncertainty.

   Claims incurred and other policyholder benefits increased $40.7 million in 2002, compared with 2001, primarily due to an increase in policyholder reserves for guaranteed minimum death benefits ("GMDB") and GRIB on certain of our variable annuity contracts due to increasing variable annuity business in-force and a lower stock market. We reserve for death benefit guarantees in our variable annuities. For policies that were deemed to have elected annuitization, GRIB reserves have been established to cover the present value of future benefits. A further decline in the stock market would have the impact of increasing these GMDB and GRIB reserves.

   Pursuant to accounting principles generally accepted in the United States of America, no additional liabilities for future policy benefits related to guaranteed living benefits have been established. However, a number of accounting exposure drafts on this subject have been circulated for comment. While these exposure drafts vary significantly in terms of recognizing future policy liabilities for guaranteed living benefits, it appears some form of recognition will be forthcoming. As a result, recognition of future policy benefits for GRIB in future periods could vary significantly from amounts recorded as of December 31, 2002.

   The increase in claims incurred and other policyholder benefits is also due to higher mortality experience in 2002, compared with 2001, and higher guaranteed minimum death benefit payments on certain of our variable annuity contracts due to increasing variable annuity business in-force and a lower stock market.

   The termination of the assumed term life reinsurance agreement with FKLA decreased claims incurred and other policyholder benefits in 2001, compared to 2000.

   Taxes, licenses and fees primarily reflect premium taxes on BOLI. Excluding the taxes due on BOLI, for which we received a corresponding expense load in separate account fees and other charges; taxes, licenses and fees amounted to $3.1 million in 2002, compared with $2.4 million in 2001 and $2.3 million in 2000.

   Commission and operating expenses, net of the deferral of insurance acquisition costs increased in 2002, compared with 2001 and 2000. The increase is primarily due to an increase in broker-dealer commission expense, as previously mentioned.

   Amortization of insurance acquisition costs increased $16.9 million in 2002, compared with 2001. This net increase was attributable to lower future estimated gross profits (EGPs) due to the continued decline in the stock market, realized capital gains on investments purchased subsequent to the ZFS acquisition and a lower yielding investment portfolio. The percentage changes in the S&P 500 for the years ended December 31, 2002, 2001 and 2000 were -23.4 percent, -13.0 percent, and -10.1 percent, respectively. Depreciation in the stock market resulted in depreciation in the separate account assets, which reduces asset-based separate account fees and future EGPs. This accelerated amortization in the current period. Realized capital gains on post-purchase (i.e., after January 4, 1996) investments increased current gross profits, decreasing future EGPs, and accelerated amortization in the current period. The lower yielding investment portfolio compresses future interest margins (spread income) which reduces future EGPs and also accelerates current year amortization.
   Amortization of insurance acquisition costs decreased $5.2 million in 2001, compared with 2000. This net decrease was attributable to several factors. During 2000, the amortization of insurance acquisition costs was increased by $10.5 million due to loss recognition resulting from our periodic review of the estimated future gross profits on annuity contracts. Estimated future gross profits on annuity contracts were lowered at that time based on the reduction in the asset-based separate account fees. During 2001, realized capital losses on investments purchased subsequent to the ZFS acquisition decreased the amortization of insurance acquisition costs by $6.4 million. These amounts were partially offset by an increase in amortization, due to the higher volume of annuity business in force.

   Deferred insurance acquisition costs, and their related amortization, for policies sold prior to January 4, 1996 have been replaced under purchase accounting by the value of business acquired ("VBA"). The VBA reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the VBA is calculated assuming an interest rate equal to the liability or contract rate on the business acquired. Deferred insurance acquisition costs are established on all new policies sold after January 4, 1996.

   Depreciation in the stock market has continued to decrease the pre-purchase (i.e., prior to January 4, 1996) separate account assets and the related asset-based separate account fees over the past few years. The continued reduction in the asset-based separate account fees has decreased the current and future EGPs in 2002, 2001 and 2000. The amortization of the VBA over the past several years reflects the net impact that the continued decline in the stock market has had on the current and future EGPs of the pre-purchase annuity contracts. A lower yielding pre-purchase investment portfolio during 2002 has also impacted VBA amortization in 2002. The lower yielding investment portfolio compresses future interest margins (spread income) which reduces future EGPs and accelerates current year amortization.

   As previously discussed, we wrote off the remaining goodwill asset that was on the books at January 1, 2002. In accordance with SFAS 142, no amortization was recorded in 2002 related to the goodwill asset. Other intangible assets related to the purchase of PMG continue to be amortized on a straight-line basis over a ten-year period.

   Tax expense for 2002 decreased by $30.5 million, compared with 2001, primarily due to lower operating earnings in 2002, compared to 2001 and realized capital losses in 2002, compared to realized capital gains in 2001. Prior year's provision to return adjustments created a tax benefit of $2.2 million during 2002. There were no such adjustments during 2001. Tax expense also decreased by $3.6 million in 2002 related to a tax settlement with the Internal Revenue Service.

   Tax expense increased in 2001, compared with 2000, primarily due to the release of a $15.2 million valuation allowance in 2000. The valuation allowance was related to the ultimate realization of losses on real estate assets disposed of before December 31, 1995. In 2000, an additional $4.6 million benefit was realized on the termination of the reinsurance agreement with FKLA.

Operations by Business Segment

   We, along with FKLA, ZLICA and FLA, operate under the trade name Zurich Life, formerly Zurich Kemper Life. Prior to 2002, Zurich Life was organized by Strategic Business Unit ("SBU"). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life's SBUs crossed legal entity lines, as certain similar products were sold by more than one legal entity and/or through more than one distribution channel.

   In 2002, our management team shifted its financial focus from SBU performance to a line of business performance, within each legal entity. The SBUs are now primarily responsible for market management, including distribution management, product design, sales and marketing.

   We have two primary operating segments, life insurance and annuities, that offer different types of products and services. These two operating segments reflect the way we manage our operations and make business decisions.

   Premiums received from the sale of annuity products and the majority of our life insurance products are treated as deposit-type funds and are not recorded as revenue within the consolidated statements of operations. However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities from which we earn investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. We receive cost of insurance charges and other separate account fees as revenues from this business. In addition, we receive premium tax and DAC tax expense loads from certain policyholders.

   In the following table, we use the caption "net operating income" as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes, and the cumulative effect of a change in accounting principle, net of tax, from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to conform to the new composition of our segments.

                                                               Twelve Months Ended                 Twelve Months Ended
                                                                December 31, 2002                   December 31, 2001
                                                       -----------------------------------  ---------------------------------
                    (in thousands)                        Life       Annuity      Total        Life     Annuity      Total
                    --------------                     ----------  ----------  -----------  ---------- ---------- -----------
Total operating revenue............................... $   80,573  $  300,968  $   381,541  $   78,196 $  299,441 $   377,637
                                                       ==========  ==========  ===========  ========== ========== ===========
Operating income (loss) before tax expense, goodwill
 impairment and cumulative effect of accounting
 change............................................... $   13,663  $   (5,800) $     7,863  $   15,721 $   43,370 $    59,091
Income tax expense (benefit) on operations............      5,238      (7,342)      (2,104)      7,128     13,795      20,923
Goodwill impairment...................................    (32,832)   (123,679)    (156,511)         --         --          --
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Net operating income (loss) before cumulative effect
 of accounting change.................................    (24,407)   (122,137)    (146,544)      8,593     29,575      38,168
Cumulative effect of accounting change, net of tax....         --     (21,907)     (21,907)         --         --          --
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Net operating income (loss)........................... $  (24,407) $ (144,044) $  (168,451) $    8,593 $   29,575 $    38,168
                                                       ==========  ==========  ===========  ========== ========== ===========
Goodwill.............................................. $       --  $       --  $        --  $    6,601 $  171,817 $   178,418
                                                       ==========  ==========  ===========  ========== ========== ===========
Total assets.......................................... $9,840,840  $8,825,442  $18,666,282  $8,841,469 $9,248,359 $18,089,828
                                                       ==========  ==========  ===========  ========== ========== ===========
Total reserve for policyholder benefits in the general
 account.............................................. $  808,389  $3,303,100  $ 4,111,489  $  628,899 $3,005,262 $ 3,634,161
Total Separate Account liabilities....................  8,848,140   4,699,236   13,547,376   7,696,013  5,412,740  13,108,753
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Total reserve for policyholder benefits............... $9,656,529  $8,002,336  $17,658,865  $8,324,912 $8,418,002 $16,742,914
                                                       ==========  ==========  ===========  ========== ========== ===========

                                                              Twelve Months Ended
                                                               December 31, 2000
                                                       ----------------------------------
                    (in thousands)                        Life      Annuity      Total
                    --------------                     ---------- ----------  -----------
Total operating revenue............................... $   90,913 $  278,274  $   369,187
                                                       ========== ==========  ===========
Operating income (loss) before tax expense, goodwill
 impairment and cumulative effect of accounting
 change............................................... $   23,820 $   34,005  $    57,825
Income tax expense (benefit) on operations............      4,171        (27)       4,144
                                                       ---------- ----------  -----------
Net operating income (loss) before cumulative effect
 of accounting change.................................     19,649     34,032       53,681
Cumulative effect of accounting change, net of tax....         --         --           --
                                                       ---------- ----------  -----------
Net operating income (loss)........................... $   19,649 $   34,032  $    53,681
                                                       ========== ==========  ===========
Goodwill.............................................. $    5,764 $  185,399  $   191,163
                                                       ========== ==========  ===========
Total assets.......................................... $8,077,697 $7,928,946  $16,006,643
                                                       ========== ==========  ===========
Total reserve for policyholder benefits in the general
 account.............................................. $  691,290 $2,896,850  $ 3,588,140
Total Separate Account liabilities....................  7,009,309  4,170,330   11,179,639
                                                       ---------- ----------  -----------
Total reserve for policyholder benefits............... $7,700,599 $7,067,180  $14,767,779
                                                       ========== ==========  ===========

   Total operating revenues for the life insurance segment increased slightly in 2002, compared with 2001. The increase is primarily due to higher separate account fees offset by lower net investment income. The higher separate account fees were mainly due to the increase in BOLI premium in 2002, compared with 2001. The decrease in net investment income was mainly due to a lower invested asset base in recent years, as previously discussed.

   Total operating revenues for the annuity segment also increased slightly in 2002, compared with 2001. The increase is primarily due to higher separate account fees due to a larger separate account asset base and an increase in surrender charges. These increases were offset by lower net investment income in 2002, compared with 2001.

   Net operating income, before taxes, goodwill impairment and the cumulative effect of an accounting change, for the life insurance segment decreased in 2002, compared with 2001. The decrease is primarily due to an increase in claims incurred.

   Net operating income, before taxes, goodwill impairment and the cumulative effect of an accounting change, for the annuity segment decreased in 2002, compared with 2001, primarily due to an increase in policyholder reserves and an increase in the amortization of deferred acquisition costs. Policyholder reserves increased due to GMDB and GRIB reserve increases, as previously discussed. Amortization of deferred acquisition costs increased due to lower future EGPs, as previously discussed.

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

Invested assets and cash
(in millions)

                                                       December 31,  December 31,
                                                           2002          2001
                                                       ------------  ------------
Cash and short-term investments....................... $   47   1.2% $  216   5.7%
Fixed maturity securities:
   Investment-grade:
       NAIC(1) Class 1................................  2,442  62.1   1,846  48.4
       NAIC(1) Class 2................................    881  22.4   1,121  29.4
   Below investment-grade (NAIC classes 3 through 6):
       Performing.....................................     95   2.4     123   3.2
       Non-performing.................................      3   0.0       5   0.1
Equity securities.....................................     59   1.5      68   1.8
Joint venture mortgage loans..........................    114   2.9     104   2.7
Third-party mortgage loans............................     58   1.5      64   1.7
Other real estate-related investments.................      6   0.2       8   0.2
Policy loans..........................................    224   5.7     240   6.3
Other.................................................      2   0.1      21   0.5
                                                       ------ -----  ------ -----
          Total(2).................................... $3,931 100.0% $3,816 100.0%
                                                       ====== =====  ====== =====

--------
(1) National Association of Insurance Commissioners ("NAIC").
   --Class 1 = A- and above
   --Class 2 = BBB- through BBB+
(2) See the note captioned "Financial Instruments--Off-Balance-Sheet Risk" in the Notes to Consolidated Financial Statements.

Fixed maturity securities

   We carry our fixed maturity investment portfolio, which is considered available-for-sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of any applicable income tax expense on unrealized appreciation. The after-tax aggregate unrealized appreciation on fixed maturity securities at December 31, 2002 was $69.5 million. The after-tax aggregate unrealized appreciation on fixed maturity securities at December 31, 2001 was $24.3 million. We record tax benefits related to aggregate unrealized depreciation on investments. However, where appropriate, the tax benefit is offset by a valuation allowance. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

   At December 31, 2002, investment-grade fixed maturity securities, cash and short-term investments accounted for 85.7 percent of invested assets and cash, compared with 83.5 percent at December 31, 2001. Approximately 48.0 percent of our NAIC Class 1 bonds were rated AAA or equivalent at year-end 2002, compared with 53.3 percent at December 31, 2001.

   Approximately 16.2 percent of the investment-grade fixed maturity securities at December 31, 2002 were residential mortgage-backed securities, down from
22.0 percent at December 31, 2001. Approximately 6.3 percent of the investment-grade fixed maturity securities at December 31, 2002 were commercial mortgage-backed securities, compared with 5.7 percent at December 31, 2001. The residential mortgage-backed securities consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. We have not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. Our mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

   Approximately 7.3 percent and 9.6 percent of the investment-grade fixed maturity securities at December 31, 2002 and 2001, respectively, consisted of asset-backed securities. The majority of investments in asset-backed securities were backed by home equity loans (34.7%), manufactured housing loans (17.7%), collateralized loan and bond obligations (15.4%) and automobile loans (13.1%).

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

   At December 31, 2002 and 2001, unamortized premiums and discounts related to mortgage-backed and asset-backed securities were as follows (in millions):

                                             December 31,
                                             -----------
                                             2002   2001
                                             -----  -----
                       Unamortized premiums. $19.0  $12.2
                                             =====  =====
                       Unamortized discounts $ 3.5  $ 9.0
                                             =====  =====

   Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level, effective yield method. This method considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of these securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income.

   The table below provides information about the mortgage-backed and asset-backed securities that are sensitive to changes in interest rates. The expected maturity dates have been calculated on a security by security basis for asset-backed securities and collateralized mortgage obligations. Mortgage pass-though expected maturities are calculated from grouped securities by collateral type, weighted average coupon and maturity date. Prepayment assumptions were obtained from a survey conducted by a securities information service and are consistent with the current interest rate and economic environment.

                                  Carrying
                                  Value at                  Expected Maturity Date                 Fair Value at
                                December 31, ----------------------------------------------------  December 31,
      (in millions)                 2002       2003     2004     2005    2006    2007   Thereafter     2002
      -------------             ------------ -------  -------  -------  ------  ------  ---------- -------------
Mortgage-backed
   Residential
      --Principal payments.....   $ 536.8    $ 216.3  $ 111.1  $ 120.0  $ 53.1  $ 14.7   $  21.6      $ 536.8
      --Average yield..........      4.80%      5.26%    5.78%    6.08%   6.06%   5.88%     5.71%        4.80%
   Commercial
      --Principal payments.....   $ 210.9    $  19.3  $    --  $   8.1  $   --  $ 46.7   $ 136.9      $ 210.9
      --Average yield..........      6.18%      6.18%    6.18%    6.18%   6.11%   6.09%     6.58%        6.18%
Asset-backed
      --Principal payments.....   $ 245.3    $  39.2  $  54.3  $  45.2  $ 38.2  $ 31.2   $  37.2      $ 245.3
      --Average yield..........      6.55%      6.55%    6.38%    6.27%   6.84%   7.39%     7.44%        6.55%
                                  -------                                                             -------
                                  $ 993.0                                                             $ 993.0
                                  =======                                                             =======

                                  Carrying
                                  Value at                 Expected Maturity Date               Fair Value at
                                December 31, -------------------------------------------------  December 31,
      (in millions)                 2001      2002    2003    2004    2005    2006   Thereafter     2001
      -------------             ------------ ------  ------  ------  ------  ------  ---------- -------------
Mortgage-backed
   Residential
      --Principal payments.....   $  726.5   $ 62.9  $ 87.8  $ 72.8  $ 85.6  $ 86.4   $ 331.0     $  726.5
      --Average yield..........       6.39%    6.39%   6.36%   6.36%   6.47%   6.29%     6.27%        6.39%
   Commercial
      --Principal payments.....   $   92.4   $  8.8  $  7.4  $  3.9  $ 17.4  $ 11.9   $  43.0     $   92.4
      --Average yield..........       6.52%    6.52%   6.52%   6.52%   6.45%   6.45%     6.67%        6.52%
Asset-backed
      --Principal payments.....   $  291.3   $ 31.4  $ 44.7  $ 45.8  $ 37.5  $ 18.5   $ 113.4     $  291.3
      --Average yield..........       7.12%    7.12%   7.10%   7.34%   7.47%   7.57%     7.54%        7.12%
                                  --------                                                        --------
                                  $1,110.2                                                        $1,110.2
                                  ========                                                        ========

   The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2002, is 2.96 years. A 50 basis point increase in interest rates would extend the weighted average maturity to approximately 3.14 years, while a 50 basis point decrease in interest rates would decrease the weighted average maturity to approximately 2.87 years.

   The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2001, was 4.55 years. A 200 basis point increase in interest rates would have extended the weighted average maturity by approximately .55 of a year, while a 200 basis point decrease in interest rates would have decreased the weighted average maturity by approximately 2.27 of a year.

   Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 40 issuers at December 31, 2002, totaled 2.4 percent of cash and invested assets at December 31, 2002 and 3.3 percent at December 31, 2001. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Our strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today's consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real estate-related investments

   The $177.7 million real estate-related portfolio consists of joint venture and third party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 4.6 percent of cash and invested assets at December 31, 2002, compared with $176.4 million, or 4.6 percent, at December 31, 2001.

   During 2001, a change in circumstances surrounding a water development project located in California's Sacramento River Valley led to a decision to reclassify the related mortgage loans to accrual status and release the general reserve allowance originally set up for these loans. These changes included the State of California's State Water Resources Control Board ("SWRCB") approval of the project's water right permit as well as the completion of a third-party appraisal of the project, subsequent to the SWRCB's approval of the permit and the project's inclusion by the CALFED Bay-Delta Program ("CALFED") as a potential first phase implementation project. CALFED is a collaborative effort of state and federal agencies working to find solutions for California's water management issues.

   Taken together, these facts supported, in our best judgment, not only the level of existing debt on the project but also the accrual of interest as specified in the terms of the loans. As a result, interest income was recorded in the fourth quarter of 2001 in the amount of $24.9 million, representing interest earned in 2001 as well as recaptured interest from 2000 and 1999, the years in which these loans were on non-accrual status. The release of the general reserve allowance generated a realized gain of $16.4 million in 2001.

   The Company continues to monitor the progress of this project and CALFED continues to study the project's feasibility. A county in which the project would be located passed a new local permit ordinance in 2002. The Company is challenging this ordinance at the appeal court level after being unsuccessful in its initial legal challenge.

   As reflected in the "Real estate portfolio" table below, we have continued to fund both existing projects and legal commitments. The future legal commitments were $29.9 million at both December 31, 2002 and 2001. As of December 31, 2002, we expect to fund approximately $0.2 million of these legal commitments, along with providing capital to existing projects. The disparity between total legal commitments and the amount expected to be funded relates principally to standby financing arrangements that provide credit enhancements to certain tax-exempt bonds. We do not currently expect to fund these commitments. The total legal commitments, along with estimated working capital requirements, are considered in management's evaluation of reserves and write-downs.

   Excluding the $0.7 million of net equity investments in joint ventures, real estate loans totaled $177.0 million at December 31, 2002, after reserves and write-downs. Of this amount, $174.0 million are on accrual status with a weighted average interest rate of approximately 8.9 percent. Of these accrual loans:

  . 6.8 percent have terms requiring current periodic payments of their full contractual interest,

  . 34.5 percent require only partial payments or payments to the extent of borrowers' cash flow, and

  .  58.7 percent require that payments are deferred until maturity.

   The equity investments in real estate at December 31, 2002 consisted of other equity investments in joint ventures. These equity investments include our share of periodic operating results. As an equity owner or affiliate of an equity owner, we have the ability to fund, and historically have elected to fund, operating requirements of certain joint ventures.

Real estate portfolio
(in millions)

                                                       Other Real Estate-
                                       Mortgage Loans Related Investments
                                       -------------  -------------------
                                        Joint  Third-  Other     Equity
                                       Venture Party  Loans(2) Investments   Total
                                       ------- ------ -------- ----------- ------
Balance at December 31, 2001.......... $104.3  $63.9   $ 7.3      $ 0.9    $176.4(1)
Additions (deductions):
Fundings..............................    0.2     --      --         --       0.2
Interest added to principal...........    9.6    2.0      --         --      11.6
Sales/paydowns/distributions..........     --   (7.5)   (3.8)      (0.2)    (11.5)
Net realized investment gains (losses)     --   (0.4)    1.4         --       1.0
                                       ------  -----   -----      -----    ------
Balance at December 31, 2002.......... $114.1  $58.0   $ 4.9      $ 0.7    $177.7(3)
                                       ======  =====   =====      =====    ======

--------
(1) Net of $6.6 million reserve and write-downs. Excludes $5.4 million of real estate-related accrued interest.
(2) The other real estate loans are notes receivable evidencing financing, primarily to joint ventures. These loans were issued generally to provide financing for Kemper's or our joint ventures for various purposes.
(3) Net of $8.6 million reserve and write-downs. Excludes $5.8 million of real estate-related accrued interest.

Real estate concentrations and outlook

   The real estate portfolio is distributed by geographic location and property type. However, concentration exposures in certain states and in certain types of properties do exist. In addition to these exposures, exposures also exist as to certain real estate developers and partnerships.

   As a result of our ongoing strategy to reduce exposure to real estate-related investments, we had investments in four projects that accounted for substantially all of the $177.7 million real estate-related portfolio as of December 31, 2002.
   The largest of these investments were loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, which amounted to $102.3 million at December 31, 2002. The MLP's underlying investment primarily consists of the water development project, as discussed earlier. The SWRCB has approved the water right permit and the Army Corps of Engineers issued required permits in June of 2002. Various local permits are/may be required in addition to the state and federal permits. The final resolution of this permit process will impact the long-term economic viability of the project. This venture contains uncertainty due to the difficulty of completing water projects in California and current fiscal difficulties being experienced by the state. Loans to the MLP were placed on non-accrual status at the beginning of 1999 to ensure that book value of the MLP did not increase over net realizable value. In 2001, these loans were placed on accrual status, as previously discussed.

   The second largest of these investments at December 31, 2002, amounted to $60.0 million and consisted of second mortgages on nine hotel properties and one retail property. Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests in these properties. These properties are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on all but one of the mortgages. These loans are on accrual status. As of December 31, 2002, we carry a valuation reserve of $0.6 million for one of these properties as its estimated fair value decreased below the debt supported by the property.

   At December 31, 2002, a loan to a joint venture amounted to $11.8 million. This affiliated mortgage loan is on an office property located in Illinois and owned by an affiliate, Zurich North America.

   The remaining real estate-related investment amounted to $4.9 million at December 31, 2002 and consisted of mortgage loans on various unzoned lots located in Hawaii. These properties are not currently producing income and the loans are on non-accrual. All zoned properties were sold by March of 2001. We are currently pursuing an out of court settlement with the City of Honolulu for the down zoning of certain unzoned properties. If a settlement is not reached, the trial will begin in 2003. We are holding the other unzoned properties for future zoning and sales. It is anticipated that it could be a number of years until we obtain zoning to allow development or completely dispose of all investments in Hawaii.

   We evaluate our real estate-related investments (including accrued interest) using an estimate of the investments' observable market price, net of estimated selling costs. Where no observable market price exists (i.e. the water development project), periodic appraisals are obtained. Because the real estate review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time. Real estate-related investments are expected to continue to decline further through future sales and paydowns. Net income could be reduced in future periods if:

  .  the water development project does not prove viable,

  . real estate market conditions worsen in areas where our portfolio is located,

  .  Kemper's and our plans with respect to certain projects change, or

  .  necessary construction or zoning permits are not obtained.

   Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $10.6 million and $13.0 million at December 31, 2002 and 2001, respectively. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves and write-downs amounted to $5.0 million and $7.4 million at December 31, 2002 and 2001, respectively.

Net investment income

   Pre-tax net investment income totaled $228.3 million in 2002, compared with $269.4 million in 2001 and $257.5 million in 2000. This includes our share of the operating results from equity investments in real estate consisting of other income less other expenses. Investment income was adversely impacted in 2002 and 2001 by the declining interest rate environment. Investment income was positively impacted in 2001 by the inclusion of three years of interest on loans previously carried on non-accrual status and negatively impacted in 2002, 2001 and 2000 by purchase accounting adjustments, as previously discussed.

   Total foregone investment income before tax on both nonperforming fixed maturity investments and nonaccrual real estate-related investments was as follows:

Foregone investment income
(in millions)

                                                   Year Ended
                                                  December 31,
                                                 --------------
                                                 2002 2001 2000
                                                 ---- ---- ----
                 Real estate-related investments $1.0 $1.1 $9.1
                 Fixed maturity securities......  1.7  1.3   --
                                                 ---- ---- ----
                        Total................... $2.7 $2.4 $9.1
                                                 ==== ==== ====

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

Realized investment results

   Net income reflects after-tax realized investment losses of $0.5 million in 2002 and after-tax realized gains of $13.4 million in 2001 and after-tax realized investment losses of $5.4 million in 2000.

   Unrealized gains and losses on fixed maturity investments that are available-for-sale are not reflected in net income. These changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, however, the security is written down to net realizable value, and the write-down adversely impacts net income. Pre-tax write-downs amounted to $18.5 million, $15.5 million and $11.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Interest rates

   The Federal Open Market Committee ("FOMC") met eight times in 2002. At the November meeting, interest rates were lowered by one-half of one percent in order to help the economy work through the current soft spot. While inflation and inflation risks remained well contained in 2002, greater uncertainty, in part attributable to geopolitical risks, has inhibited spending, production and employment during 2002.

   During 2000, the FOMC raised interest rates three times in total, resulting in a flatter yield curve due to higher short-term interest rates. With signs of economic weakness becoming more prevalent, the FOMC began lowering interest rates in January 2001 after raising them 100 basis points in 2000. The FOMC lowered rates 11 times in 2001, totaling 475 basis points, in an attempt to stimulate the economy. The yield curve steepening that had begun at the end of 2000 accelerated during 2001, leaving the treasury yield curve at its steepest levels since

1993. The events of September 11, 2001 led to further interest rate declines by the FOMC to help mitigate economic weakness and liquidity concerns. The steepening curve and lower rates resulted in a decrease in unrealized fixed maturity investment losses during 2000 and unrealized fixed maturity investment gains during 2001 and 2002.

   When the proceeds from maturing or sold investments are reinvested at lower yields in a low interest rate environment, we can adjust crediting rates on fixed annuities and other interest-bearing liabilities. However, competitive conditions and contractual commitments do not always permit the reduction in crediting rates to fully or immediately reflect reductions in investment yield. This can result in narrower spreads.

   A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses. A declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors' higher new money crediting rates, have influenced certain annuity holders to seek alternative products. We mitigate this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products. Approximately 24 percent of the fixed and variable annuity liabilities as of December 31, 2002, however, were no longer subject to significant (less than 5%) surrender fees.

                        LIQUIDITY AND CAPITAL RESOURCES

   We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder's account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing or investments sold from a large, publicly traded investment portfolio.

   We also continuously monitor capital resources. Our adjusted capital and surplus (statutory accounting basis) is compared with required capital under the NAIC's risk-based capital ("RBC") approach. During 2002, our RBC ratio declined due to losses on a statutory accounting basis, but does not require any regulatory action. One source of the decline in the capital ratio has been the requirement to establish additional reserves for guarantees on the DESTINATIONS/SM/ product. These reserves are driven by the decline in the stock market and additional deposits into existing contracts. Further market declines will require establishment of additional reserves. We monitor capital resources very closely and mitigation strategies have been and will be put in place should further market declines continue.

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

   Our Standard & Poor's ("S&P") rating was coupled with ZFS through December 31, 2001 due to the perceived financial strength of ZFS and Zurich Life and the designation of Zurich Life as one of ZFS's core businesses. In September 2001, S&P announced that it was downgrading several insurance groups based on the potential catastrophic losses from the September 11, 2001 terrorist attacks on the United States of America, and the subsequent fall in the equity markets. At that time, ZFS was placed on CreditWatch with negative implications and its rating, and therefore ours, was downgraded from "AA+" to "AA". In February 2002, ZFS received another downgrade to "AA-" and remained on CreditWatch with negative implications. During 2001, ZFS considered the divestiture of Zurich Life. Although ZFS made the decision to retain Zurich Life in December 2001, S&P decided to uncouple Zurich Life's ratings from ZFS in March 2002, primarily due to ZFS's consideration of the Zurich Life divestiture. At that time we received a rating of "A+", S&P's fifth highest rating, reflecting the non-supported strength of Zurich Life and we were taken off CreditWatch. In August 2002, the outlook for ZFS, our parent, was revised from stable to negative and concurrently our A+ rating was placed on a negative outlook.

   We share our A.M. Best rating with ZFS. In the fall of 2001, A.M. Best placed ZFS under review with developing implications but did not change its ratings. In March 2002, ZFS's A.M. Best A+ (Superior) financial strength rating was affirmed, removed from under review and assigned a negative outlook. In September 2002, A.M. Best announced that it was downgrading ZFS to "A" (Excellent) from "A+" (Superior). In December 2002, A.M. Best affirmed the "A" rating of ZFS and its core operating subsidiaries and placed ZFS on a positive outlook.

   Our Moody's Investors Service ("Moody's") Aa3 rating was reviewed in March 2002 and placed under review for possible downgrade. In June, 2002, Moody's lowered our rating to A2, its sixth highest rating out of nineteen.

Stockholder's equity

   Stockholder's equity totaled $723.8 million at December 31, 2002, compared with $818.0 million at December 31, 2001 and $730.1 million at December 31, 2000. The decrease in stockholder's equity in 2002 was primarily due to a net loss of $169.0 million, offset by an increase in other comprehensive income of $37.5 million and an increase in additional paid-in capital of $37.3 million. The increase in accumulated other comprehensive income was primarily related to unrealized appreciation of the fixed maturity investment portfolio due to declining interest rates during 2002. The increase in additional paid-in capital was due to a $30 million capital contribution from Kemper Corporation ("Kemper"), our parent company, and a $7.3 million forgiveness of a tax receivable due to Kemper from us.

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

Item 8. Financial Statements and Supplementary Data

                                                                                            Page(s)
                                                                                            -------
Report of Independent Accountants..........................................................     29
Consolidated Balance Sheets, December 31, 2002 and 2001....................................     30
Consolidated Statements of Operations, three years ended December 31, 2002.................     31
Consolidated Statements of Comprehensive Income (Loss), three years ended December 31, 2002     32
Consolidated Statements of Stockholder's Equity, three years ended December 31, 2002.......     33
Consolidated Statements of Cash Flows, three years ended December 31, 2002.................     34
Notes to Consolidated Financial Statements.................................................  35-56
Financial Statement Schedules:
   Supplementary Insurance Information.....................................................     66
   Reinsurance.............................................................................     67
   Valuation and Qualifying Accounts.......................................................     68

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Kemper Investors Life Insurance Company:

   In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements and schedules in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of December 31, 2002.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 21, 2003

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                  December 31, December 31,
                                                                                      2002         2001
                                                                                  ------------ ------------
Assets
   Fixed maturity securities, available-for-sale, at fair value (amortized cost:
     December 31, 2002, $3,313,920; December 31, 2001, $3,057,139)............... $ 3,420,773  $ 3,094,560
   Equity securities (cost: December 31, 2002, $52,627; December 31, 2001,
     $65,473)....................................................................      58,615       67,731
   Short-term investments........................................................          --      159,105
   Joint venture mortgage loans..................................................     114,061      104,303
   Third-party mortgage loans....................................................      57,985       63,897
   Other real estate-related investments.........................................       5,645        8,240
   Policy loans..................................................................     223,888      239,787
   Other invested assets.........................................................       2,491       20,799
                                                                                  -----------  -----------
       Total investments.........................................................   3,883,458    3,758,422
   Cash..........................................................................      47,436       57,374
   Accrued investment income.....................................................     148,549      140,762
   Reinsurance recoverable.......................................................     433,566      240,536
   Deferred insurance acquisition costs..........................................     431,915      381,506
   Value of business acquired....................................................      53,600       75,806
   Goodwill......................................................................          --      178,418
   Other intangible assets.......................................................       5,502        6,261
   Deferred income taxes.........................................................      73,228       95,688
   Federal income tax receivable.................................................      11,232       13,866
   Receivable on sales of securities.............................................          --        2,100
   Fixed assets..................................................................       3,179        5,619
   Other assets and receivables..................................................      27,241       24,717
   Assets held in separate accounts..............................................  13,547,376   13,108,753
                                                                                  -----------  -----------
       Total assets.............................................................. $18,666,282  $18,089,828
                                                                                  ===========  ===========
Liabilities
   Future policy benefits........................................................ $ 4,111,063  $ 3,634,161
   Other policyholder benefits and funds payable.................................     203,159      436,449
   Other accounts payable and liabilities........................................      80,905       92,472
   Liabilities related to separate accounts......................................  13,547,376   13,108,753
                                                                                  -----------  -----------
       Total liabilities.........................................................  17,942,503   17,271,835
                                                                                  -----------  -----------
Commitments and contingent liabilities...........................................          --           --
Stockholder's equity
   Capital stock--$10 par value, authorized 300,000 shares; outstanding
     250,000 shares..............................................................       2,500        2,500
   Additional paid-in capital....................................................     841,633      804,347
   Accumulated other comprehensive income........................................      54,009       16,551
   Retained deficit..............................................................    (174,363)      (5,405)
                                                                                  -----------  -----------
       Total stockholder's equity................................................     723,779      817,993
                                                                                  -----------  -----------
       Total liabilities and stockholder's equity................................ $18,666,282  $18,089,828
                                                                                  ===========  ===========

         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands)

                                                                             Year Ended December 31,
                                                                         -------------------------------
                                                                            2002       2001       2000
                                                                         ---------  ---------  ---------
Revenue
   Net investment income................................................ $ 228,330  $ 269,419  $ 257,470
   Realized investment gains (losses)...................................      (779)    20,660     (8,277)
   Premium income.......................................................     1,002        486      8,394
   Separate account fees and charges....................................   110,013     70,993     68,293
   Other income.........................................................    42,196     36,739     35,030
                                                                         ---------  ---------  ---------
       Total revenue....................................................   380,762    398,297    360,910
                                                                         ---------  ---------  ---------
Benefits and Expenses
   Interest credited to policyholders...................................   152,945    159,127    152,289
   Claims incurred and other policyholder benefits......................    62,613     21,933     13,718
   Taxes, licenses and fees.............................................    19,244     10,714     17,861
   Commissions..........................................................   111,461    179,585    114,162
   Operating expenses...................................................    67,474     66,026     61,671
   Deferral of insurance acquisition costs..............................   (96,509)  (166,202)  (104,608)
   Amortization of insurance acquisition costs..........................    34,941     18,052     23,231
   Amortization of value of business acquired...........................    20,751     15,606     19,926
   Goodwill impairment..................................................   156,511         --         --
   Amortization of goodwill.............................................        --     12,744     12,744
   Amortization of other intangible assets..............................       759        961        368
                                                                         ---------  ---------  ---------
       Total benefits and expenses......................................   530,190    318,546    311,362
                                                                         ---------  ---------  ---------
   Income (loss) before income tax expense (benefit) and cumulative
     effect of accounting change, net of tax............................  (149,428)    79,751     49,548
   Income tax expense (benefit).........................................    (2,377)    28,154      1,247
                                                                         ---------  ---------  ---------
   Net income (loss) before cumulative effect of accounting change, net
     of tax.............................................................  (147,051)    51,597     48,301
   Cumulative effect of accounting change, net of tax...................   (21,907)        --         --
                                                                         ---------  ---------  ---------
       Net income (loss)................................................ $(168,958) $  51,597  $  48,301
                                                                         =========  =========  =========


         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                (in thousands)

                                                                                  Year Ended December 31,
                                                                               -----------------------------
                                                                                  2002      2001      2000
                                                                               ---------  --------  --------
Net income (loss)............................................................. $(168,958) $ 51,597  $ 48,301
                                                                               ---------  --------  --------
Other comprehensive income (loss), before tax:
   Unrealized holding gains (losses) on investments arising during period:
   Unrealized holding gains on investments....................................    80,067    54,155    61,487
   Adjustment to value of business acquired...................................    (1,786)   (5,914)   (3,400)
   Adjustment to deferred insurance acquisition costs.........................   (15,344)   (1,050)     (230)
                                                                               ---------  --------  --------
       Total unrealized holding gains on investments arising during
         period...............................................................    62,937    47,191    57,857
                                                                               ---------  --------  --------
Less reclassification adjustments for items included in net income (loss):
   Adjustment for (gains) losses included in realized investment gains
     (losses).................................................................    19,394    (9,203)  (24,583)
   Adjustment for amortization of premium on fixed maturities included in
     net investment income....................................................    (9,400)   (5,732)   (4,538)
   Adjustment for (gains) losses included in amortization of value of
     business acquired........................................................      (331)   (1,705)      214
   Adjustment for (gains) losses included in amortization of insurance
     acquisition costs........................................................    (4,185)    6,395        13
                                                                               ---------  --------  --------
          Total reclassification adjustments for items included in net
            income (loss).....................................................     5,478   (10,245)  (28,894)
                                                                               ---------  --------  --------
Other comprehensive income, before related income tax expense
  (benefit)...................................................................    57,459    57,436    86,751
Related income tax expense (benefit)..........................................    20,001     8,167    (1,350)
                                                                               ---------  --------  --------
          Other comprehensive income, net of tax..............................    37,458    49,269    88,101
                                                                               ---------  --------  --------
          Comprehensive income (loss)......................................... $(131,500) $100,866  $136,402
                                                                               =========  ========  ========



         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                (in thousands)

                                                                       Year Ended December 31,
                                                                   ------------------------------
                                                                      2002      2001       2000
                                                                   ---------  --------  ---------
Capital stock, beginning and end of period........................ $   2,500  $  2,500  $   2,500
                                                                   ---------  --------  ---------
Additional paid-in capital, beginning of period...................   804,347   804,347    804,347
Capital contributions from parent.................................    37,286        --         --
                                                                   ---------  --------  ---------
Additional paid-in-capital, end of period.........................   841,633   804,347    804,347
                                                                   ---------  --------  ---------
Accumulated other comprehensive income (loss), beginning of period    16,551   (32,718)  (120,819)
Other comprehensive income, net of tax............................    37,458    49,269     88,101
                                                                   ---------  --------  ---------
   End of period..................................................    54,009    16,551    (32,718)
                                                                   ---------  --------  ---------
Retained deficit, beginning of period.............................    (5,405)  (44,002)   (56,023)
Net income (loss).................................................  (168,958)   51,597     48,301
Dividends to parent...............................................        --   (13,000)   (36,280)
                                                                   ---------  --------  ---------
   End of period..................................................  (174,363)   (5,405)   (44,002)
                                                                   ---------  --------  ---------
       Total stockholder's equity................................. $ 723,779  $817,993  $ 730,127
                                                                   =========  ========  =========




         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                             Year Ended December 31,
                                                                       -----------------------------------
                                                                           2002         2001        2000
                                                                       -----------  -----------  ---------
Cash flows from operating activities
   Net income (loss).................................................. $  (168,958) $    51,597  $  48,301
   Reconciliation of net income (loss) to net cash from operating activities:
       Realized investment (gains) losses.............................         779      (20,660)     8,277
       Interest credited and other charges............................     188,926      169,084    142,344
       Deferred insurance acquisition costs, net......................     (61,569)    (148,150)   (81,377)
       Amortization of value of business acquired.....................      20,751       15,606     19,926
       Amortization of goodwill.......................................          --       12,744     12,744
       Goodwill impairment............................................     156,511           --         --
       Amortization of discount and premium on investments............       9,400        5,731      4,538
       Amortization of other intangible assets........................         759          961        368
       Deferred income taxes..........................................       2,458       16,927    (25,930)
       Net change in current federal income taxes.....................       2,634       (5,063)   (18,593)
       Benefits and premium taxes due related to separate account
         business-owned life insurance................................      11,521       (6,392)   (61,476)
       Funds withheld account transfer................................    (222,500)          --         --
       Cumulative effect of accounting change, net of tax.............      21,907           --         --
       Change in premium suspense.....................................     (43,625)      41,938        657
       Other, net.....................................................     (13,116)     (36,818)    41,720
                                                                       -----------  -----------  ---------
          Net cash flow from operating activities.....................     (94,122)      97,505     91,499
                                                                       -----------  -----------  ---------
Cash flows from investing activities
   Cash from investments sold or matured:
       Fixed maturity securities held to maturity.....................     198,824      281,664    170,465
       Fixed maturity securities sold prior to maturity...............   2,307,588    1,331,168    589,933
       Equity securities..............................................      17,435           --      1,271
       Mortgage loans, policy loans and other invested assets.........      76,382       60,495     73,177
   Cost of investments purchased or loans originated:
       Fixed maturity securities......................................  (2,757,149)  (1,481,699)  (569,652)
       Equity securities..............................................      (4,244)          --     (1,264)
       Mortgage loans, policy loans and other invested assets.........     (48,722)     (41,395)   (47,109)
       Investment in subsidiaries.....................................          --       (2,690)    (4,899)
   Short-term investments, net........................................     159,105     (143,205)    26,491
   Net change in receivable and payable for securities transactions...      12,928        6,186     (4,786)
   Net change in other assets.........................................       2,440        2,248     (5,141)
                                                                       -----------  -----------  ---------
          Net cash from investing activities..........................     (35,413)      12,772    228,486
                                                                       -----------  -----------  ---------
Cash flows from financing activities
   Policyholder account balances:
       Deposits.......................................................     601,045      680,106    608,363
       Withdrawals....................................................    (505,674)    (733,521)  (881,888)
   Capital contributions..............................................      37,286           --         --
   Dividends to parent................................................          --      (13,000)   (36,280)
   Cash overdrafts....................................................     (13,060)     (20,589)    11,906
                                                                       -----------  -----------  ---------
          Net cash from financing activities..........................     119,597      (87,004)  (297,899)
                                                                       -----------  -----------  ---------
          Net increase (decrease) in cash.............................      (9,938)      23,273     22,086
Cash, beginning of period.............................................      57,374       34,101     12,015
                                                                       -----------  -----------  ---------
Cash, end of period................................................... $    47,436  $    57,374  $  34,101
                                                                       ===========  ===========  =========

         See accompanying notes to consolidated financial statements.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  Basis of presentation

   Kemper Investors Life Insurance Company and its subsidiaries ("the Company") issue fixed and variable annuity products, variable life, term life and interest-sensitive life insurance products marketed primarily through a network of financial institutions, securities brokerage firms, insurance agents and financial planners. The Company is licensed in the District of Columbia and all states except New York. Zurich Life Insurance Company of New York ("ZLICONY"), formerly Zurich Kemper Life Insurance Company of New York, a wholly-owned subsidiary, received its license from the State of New York early in 2001 and began writing business in May of 2001. The Company also owns the PMG group of companies ("PMG"), acquired in 2000, and Investors Brokerage Services, Inc. The Company is a wholly-owned subsidiary of Kemper Corporation ("Kemper"), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Holding Company of America ("ZHCA"), a holding company. ZHCA is a wholly-owned subsidiary of Zurich Group Holding ("ZGH" or "Zurich"), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services ("ZFS"), a Swiss holding company.

   The financial statements include the accounts of the Company on a consolidated basis. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order for them to conform to the 2002 presentation. The accompanying consolidated financial statements of the Company as of and for the years ended December 31, 2002, 2001 and for the three years in the period ended December 31, 2002, have been prepared in conformity with Accounting Principles Generally Accepted in the United States of America ("GAAP").

  Estimates

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the accompanying financial statements. As further discussed in the accompanying notes to the consolidated financial statements, significant estimates and assumptions affect goodwill, deferred insurance acquisition costs, the value of business acquired, provisions for real estate-related losses and reserves, other-than-temporary declines in values for fixed maturity and equity securities, the valuation allowance for deferred income taxes, the calculation of fair value disclosures for certain financial instruments and future policy benefit reserves.

  Goodwill and other intangibles

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested, at least annually, for impairment at the reporting unit level.

   In conjunction with management's focus on line of business operations, the Company's goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed, an impairment of $21.9 million was recorded in the annuities segment as of June 30, 2002 due to more conservative growth assumptions based on the market's volatility over the last few years. The fair value of that segment was estimated using expected present value of future cash flows for both current business in-force and future production estimates.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   In September 2002, the board of directors of the Company's indirect, 100% shareholder, Zurich Financial Services Group ("the Group"), approved a plan designed to improve the profitability of the Group and its subsidiaries. Under this plan, the Group considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets. Among the assets affected by the approval of the plan is the goodwill associated with the 1996 acquisition of the Zurich Life companies by ZFS. The Company filed its Form 10-Q for the period ended June 30, 2002 prior to the Group board's action. As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002, the period during which the Company became aware of this action by the Group's board of directors.

   Other definite-lived, intangible assets of $7.6 million, recorded in 2001 and 2000 in connection with the purchase of PMG, continue to be amortized on a straight-line basis over a ten-year period.

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

   The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the business acquired. The estimated amortization and accretion of interest for the value of business acquired for each of the years through December 31, 2007 are as follows:

                                                      Projected
                              Beginning              Accretion Of Ending
      Year Ended December 31,  Balance  Amortization   Interest   Balance
      ----------------------- --------- ------------ ------------ -------
      (in thousands)
           2000 (actual)..... $113,111    $(26,805)     $6,879    $93,185
           2001 (actual).....   93,185     (21,394)      5,788     77,579
           2002 (actual).....   77,579     (24,464)      3,713     56,828
           2003..............   56,828     (12,977)      3,073     46,924
           2004..............   46,924     (11,795)      2,479     37,608
           2005..............   37,608      (9,585)      2,000     30,023
           2006..............   30,023      (8,321)      1,584     23,286
           2007..............   23,286      (7,624)      1,201     16,863

   The projected ending balance of the value of business acquired will be further adjusted to reflect the impact of unrealized gains or losses on fixed maturity securities held as available-for-sale in the investment portfolio. Such adjustments are not recorded in the Company's net income but rather are recorded as a credit or charge to accumulated other comprehensive income, net of income tax. This adjustment decreased the value of business acquired by $3.2 million as of December 31, 2002 and by $1.8 million as of December 31, 2001. This adjustment increased the value of business acquired by $2.4 million as of December 31, 2000. Accumulated other comprehensive income decreased by approximately $2.1 million as of December 31, 2002 and $1.2 million as of December 31, 2001, due to this adjustment and increased accumulated other comprehensive income by approximately $1.6 million as of December 31, 2000.

  Life insurance revenue and expenses

   Revenue for annuities, variable life insurance and interest-sensitive life insurance products consists of investment income and realized capital gains, policy charges such as mortality, expense and surrender charges,

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES and expense loads for premium taxes on certain contracts. Expenses consist of benefits in excess of account balances and interest credited to contracts, policy maintenance costs and amortization of deferred insurance acquisition costs and value of business acquired.

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

  Deferred insurance acquisition costs

   The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits on the related contracts and policies. The deferred insurance acquisition costs for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of estimated gross profits. Deferred insurance acquisition costs related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturity securities held as available-for-sale in the investment portfolio, through a charge or credit to accumulated other comprehensive income, net of income tax. The deferred insurance acquisition costs for term life insurance products are being amortized over the premium paying period of the policies.

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

  .  the contract value (account value),

  .  the greatest anniversary value before the exercise (annuitization) date, or

  . purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

   GRIB reserves have been established to cover the present value of future benefits for policies that were deemed to have elected annuitization. In accordance with current GAAP guidance, no additional liabilities for future policy benefits related to guaranteed living benefits have been established.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Current interest rates credited during the contract accumulation period range from 0.5 percent to 12.0 percent. Future minimum guaranteed interest rates vary from 3.0 percent to 4.5 percent. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 2.5 percent to 4.5 percent.

   Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Assumed investment yields are by policy duration and range from 6.0 percent to 7.3 percent over 20 years.

  Guaranty fund assessments

   The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 2002 and prior. The Company's financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

  Invested assets and related income

   Investments in fixed maturity securities and equity securities are carried at fair value. Short-term investments are carried at cost, which approximates fair value.

   The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and asset-backed securities, over the estimated life of the security. Such amortization is included in net investment income. Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturity securities deemed to be impaired on an other-than-temporary basis, or on mortgage loans and other real estate loans where the likelihood of collection of interest is doubtful.

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

   Investments in policy loans and other invested assets, consisting primarily of venture capital investments and a leveraged lease are carried primarily at cost, net of any applicable reserves or write-downs.

   Realized gains or losses on sales of investments, determined on the basis of identifiable cost on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Net unrealized gains or losses on revaluation of investments are credited or charged to accumulated other comprehensive income (loss). Such unrealized gains are recorded net of deferred income tax expense and unrealized losses are tax benefited. However, the tax benefits from unrealized losses are offset by a valuation allowance, where appropriate.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

  Derivative instruments

   The Company is party to an interest rate swap agreement with Zurich Capital Markets, Inc. ("ZCM"), an affiliated counterparty. The Company invests primarily in fixed rate investments. A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is made by one counterparty at each due date. In 2002, the Company paid
$3.8 million as settlement for the difference between the fixed-rate and floating-rate interest.

   The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect its counterparty to fail to meet its obligations given its high credit ratings. The credit exposure of interest rate swaps is represented by the fair value (market value) of contracts. At December 31, 2002, and 2001 an open swap agreement with a notional value of $100.0 million and an expiration date of November 2004, had a negative market value of $8.1 million and $5.0 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying consolidated balance sheets.

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

  Income tax

   The Company will file a consolidated federal income tax return with Zurich Holding Company of America, beginning with the 2002 tax year. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

(2) Cash Flow Information

   The Company defines cash as cash in banks and money market accounts. The Company received a federal income tax refund of $2.7 million in 2002 and paid taxes of $19.8 million and $43.9 million directly to the United States Treasury Department during 2001 and 2000, respectively.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

(3) Invested Assets and Related Income

   The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturity securities are considered available-for-sale. The carrying value of fixed maturity securities compared with amortized cost, adjusted for other-than-temporary declines in value, and estimated unrealized gains and losses, were as follows:


                                                                                    Estimated Unrealized
                                                               Carrying  Amortized  --------------------
                                                                Value      Cost      Gains     Losses
                                                                -----      ----      -----     ------
(in thousands)
December 31, 2002
   U.S. treasury securities and obligations of U.S.
     government agencies and authorities..................... $  265,400 $  260,287 $  5,140  $    (26)
   Obligations of states and political subdivisions,
     special revenue and nonguaranteed.......................     19,873     19,073      800        --
   Debt securities issued by foreign Governments.............      4,793      4,506      287        --
   Corporate securities......................................  2,137,716  2,062,712   90,030   (15,026)
   Mortgage and asset-backed securities......................    992,990    967,342   35,972   (10,324)
                                                              ---------- ---------- --------  --------
       Total fixed maturity securities....................... $3,420,773 $3,313,920 $132,229  $(25,376)
                                                              ========== ========== ========  ========
   Equity securities......................................... $   58,615 $   52,627 $  5,988  $     --
                                                              ========== ========== ========  ========
December 31, 2001
   U.S. treasury securities and obligations of U.S.
     government agencies and authorities..................... $   21,354 $   21,286 $    254  $   (186)
   Obligations of states and political subdivisions, special
     revenue and nonguaranteed...............................     13,488     13,292      196        --
   Debt securities issued by foreign governments.............      4,537      4,508       29        --
   Corporate securities......................................  1,945,006  1,926,160   45,602   (26,756)
   Mortgage and asset-backed securities......................  1,110,175  1,091,893   24,795    (6,513)
                                                              ---------- ---------- --------  --------
       Total fixed maturity securities....................... $3,094,560 $3,057,139 $ 70,876  $(33,455)
                                                              ========== ========== ========  ========
   Equity securities......................................... $   67,731 $   65,473 $  2,261  $     --
                                                              ========== ========== ========  ========

   The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 2002, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

                                                                       Carrying  Amortized
                                                                        Value      Cost
                                                                      ---------- ----------
(in thousands)
One year or less..................................................... $   63,112 $   62,223
Over one year through five years.....................................    806,702    774,553
Over five years through ten years....................................  1,312,277  1,265,409
Over ten years.......................................................    245,692    244,393
Securities not due at a single maturity date, primarily mortgage- and
  asset-backed securities(1).........................................    992,990    967,342
                                                                      ---------- ----------
       Total fixed maturity securities............................... $3,420,773 $3,313,920
                                                                      ========== ==========

--------
(1) Weighted average maturity of 3.4 years.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Proceeds from sales of investments in fixed maturity securities prior to maturity were $2,307.6 million, $1,331.2 million and $589.9 million during 2002, 2001 and 2000, respectively. Gross gains of $81.2 million, $32.9 million and $8.6 million and gross losses, including write-downs of fixed maturity securities, of $65.8 million, $28.6 million and $20.8 million were realized on sales and maturities in 2002, 2001 and 2000, respectively. Pre-tax write-downs amounted to $18.5 million, $15.5 million and $11.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

   At December 31, 2002, the Company held $102.3 million in mortgage loan investments in Delta Wetlands, which exceeded 10 percent of the Company's stockholder's equity at December 31, 2002. Excluding agencies of the U.S. government, no other individual investment exceeded 10 percent of the Company's stockholder's equity at December 31, 2002.

   At December 31, 2002, securities carried at approximately $5.3 million were on deposit with governmental agencies as required by law.

   For its securitized financial assets, the Company recognizes an impairment loss if the fair value of the security is below book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. The Company recorded write-downs totaling $9.5 million and $8.6 million in 2002 and 2001, respectively, related to their securitized financial assets. The Company did not have any write-downs in 2000 related to their securitized financial assets.

   Upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, the issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other-than-temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments. The Company recorded fixed maturity write-downs on other than securitized financial assets of $9.0 million, $6.9 million and $11.4 million in 2002, 2001 and 2000, respectively.

   The Company's computation of net realizable value involves judgments and estimates, so such value should be used with care. Such value determination considers such factors as the existence and value of any collateral; the capital structure of the issuer; the level of actual and expected market interest rates; where the issue ranks in comparison with other debt of the issuer; the economic and competitive environment of the issuer and its business; the Company's view on the likelihood of success of any proposed issuer restructuring plan; and the timing, type and amount of any restructured securities that the Company anticipates it will receive.

   The Company's $177.7 million real estate portfolio at December 31, 2002 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 2002 and 2001, total impaired real estate-related loans were as follows:

                                               December 31, December 31,
                                                   2002         2001
                                               ------------ ------------
        (in millions)
        Impaired loans without reserves--gross    $ 4.8        $ 7.3
        Impaired loans with reserves--gross...     10.8         11.3
                                                  -----        -----
               Total gross impaired loans.....     15.6         18.6
        Reserves related to impaired loans....     (2.7)        (2.7)
        Write-downs related to impaired loans.     (3.5)        (3.5)
                                                  -----        -----
               Net impaired loans.............    $ 9.4        $12.4
                                                  =====        =====

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The Company had an average balance of $13.6 million and $65.3 million in impaired loans for 2002 and 2001, respectively. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

   At December 31, 2002 and 2001, loans on nonaccrual status, before reserves and write-downs, amounted to $10.6 million and $13.0 million, respectively. The Company's nonaccrual loans are generally included in impaired loans.

Net Investment Income

   The sources of net investment income were as follows:

                                                      2002     2001     2000
                                                    -------- -------- --------
  (in thousands)
  Interest on fixed maturity securities............ $186,034 $214,505 $223,964
  Dividends on equity securities...................    4,508    4,598    4,573
  Income from short-term investments...............    1,479    2,332    3,433
  Income from mortgage loans.......................   15,598   30,771    6,091
  Income from policy loans.........................   23,189   19,394   20,088
  Income from other real estate-related investments       13       27       99
  Income from other loans and investments..........      951      646    2,455
                                                    -------- -------- --------
         Total investment income...................  231,772  272,273  260,703
  Investment expense...............................    3,442    2,854    3,233
                                                    -------- -------- --------
         Net investment income..................... $228,330 $269,419 $257,470
                                                    ======== ======== ========

   During 2001, a change in circumstances surrounding a water development project located in California's Sacramento River Valley led to a decision to reclassify the related mortgage loans to accrual status and release the general reserve allowance originally set up for these loans. These changes included the State of California's State Water Resources Control Board ("SWRCB") approval of the project's water right permit as well as the completion of a third-party appraisal of the project, subsequent to the SWRCB's approval of the permit and the project's inclusion by the CALFED Bay-Delta Program ("CALFED") as a potential early implementation project. CALFED is a collaborative effort of state and federal agencies working to find solutions for California's water management issues.

   Taken together, these facts supported, in management's best judgment, not only the level of existing debt on the project but also the accrual of interest as specified in the terms of the loans. As a result, interest income was recorded in the fourth quarter of 2001 in the amount of $24.9 million, representing interest earned in 2001 as well as recaptured interest from 2000 and 1999, the years in which the loans were on non-accrual status. The release of the general reserve allowance generated a realized gain of $16.4 million in 2001.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

Net Realized Investment Gains (Losses)

   Net realized investment gains (losses) for the years ended December 31, 2002, 2001 and 2000, were as follows:

                                                           2002     2001     2000
                                                         --------  ------- --------
(in thousands)
Real estate-related..................................... $    961  $16,081 $  1,711
Fixed maturity securities...............................   15,444    4,284  (12,185)
Equity securities.......................................      346      262      245
Other...................................................  (17,530)      33    1,952
                                                         --------  ------- --------
   Realized investment gains (losses) before income tax
     expense (benefit)..................................     (779)  20,660   (8,277)
Income tax expense (benefit)............................     (273)   7,231   (2,897)
                                                         --------  ------- --------
       Net realized investment gains (losses)........... $   (506) $13,429 $ (5,380)
                                                         ========  ======= ========

   The other losses, net, for 2002 consist primarily of a write-down on a leveraged lease that covers two aircraft. The aircraft are leased by United Airlines ("UAL") and were written down to zero subsequent to UAL filing Chapter 11 bankruptcy in the fourth quarter of 2002. The pre-tax write-down totaled $17.5 million.

   Unrealized gains (losses) are computed below as follows: fixed maturity securities--the difference between fair value and amortized cost, adjusted for other-than-temporary declines in value; equity and other securities--the difference between fair value and cost. The change in net unrealized investment gains (losses) by class of investment for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                             December 31, December 31, December 31,
                                                 2002         2001         2000
                                             ------------ ------------ ------------
(in thousands)
Fixed maturity securities...................   $ 69,432     $69,970      $89,421
Equity and other securities.................        641        (879)       1,187
Adjustment to deferred insurance acquisition
  costs.....................................    (11,159)     (7,446)        (243)
Adjustment to value of business acquired....     (1,455)     (4,209)      (3,614)
                                               --------     -------      -------
   Unrealized gain (loss) before income tax
     expense (benefit)......................     57,459      57,436       86,751
Income tax expense (benefit)................     20,001       8,167       (1,350)
                                               --------     -------      -------
       Net unrealized gain (loss) on
         investments........................   $ 37,458     $49,269      $88,101
                                               ========     =======      =======

   Income tax expense related to the change in unrealized gains for the years ended December 31, 2002, 2001 and 2000 was $24.4 million, $12.2 million and $0, respectively. The income tax benefit related to the adjustment to deferred insurance acquisition costs for the years ended December 31, 2002, 2001 and 2000 was $3.9 million, $2.6 million and $0.1 million, respectively. The income tax benefit related to the adjustment to value of business acquired for the years ended December 31, 2002, 2001 and 2000 was $0.5 million, $1.5 million and $1.3 million, respectively.

(4) Concentration of Credit Risk

   The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage- and asset-backed securities and real estate.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   Approximately 16.2 percent of the investment-grade fixed maturity securities at December 31, 2002 were residential mortgage-backed securities, down from
22.0 percent at December 31, 2001. Approximately 6.3 percent of the investment-grade fixed maturity securities at December 31, 2002 were commercial mortgage-backed securities, compared with 5.7 percent at December 31, 2001. The residential mortgage-backed securities consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company's mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

   Approximately 7.3 percent and 9.6 percent of the investment-grade fixed maturity securities at December 31, 2002 and 2001, respectively, consisted of asset-backed securities. The majority of investments in asset-backed securities were backed by home equity loans (34.7%), manufactured housing loans (17.7%), collateralized loan and bond obligations (15.4%) and automobile loans (13.1%).

   The Company's real estate portfolio is distributed by geographic location and property type. The geographic distribution of a majority of the real estate portfolio as of December 31, 2002 was as follows: California (58.0%), Washington (9.4%), Colorado (7.6%) and Illinois (6.6%). The property type distribution of a majority of the real estate portfolio as of December 31, 2002 was as follows: land (57.0%), hotels (31.4%) and office (6.6%).

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

   At December 31, 2002, loans to a master limited partnership (the "MLP") between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, constituted approximately $102.3 million of the Company's real estate portfolio. Kemper's interest in the MLP is 75.0 percent at December 31, 2002. Loans to the MLP were placed on non-accrual status at the beginning of 1999 due to management's desire not to increase book value of the MLP over net realizable value, as interest on these loans has historically been added to principal. During 2001, a change in circumstances surrounding the water development project related to these loans led to the reclassification of these loans to accrual status. As a result, interest income was recorded in the fourth quarter of 2001 and subsequent periods and the general reserve allowance related to these loans was released. At December 31, 2002, MLP-related commitments accounted for approximately $0.2 million of the Company's off-balance-sheet legal commitments.

   At December 31, 2002, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates ("Nesbitt"), a third-party real estate developer, have ownership interests constituted approximately

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

$60.0 million of the Company's real estate portfolio. The Nesbitt ventures consist of nine hotel properties and one retail property. At December 31, 2002, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding. At December 31, 2002, the Company carried a valuation reserve of $0.6 million for one of these properties as its estimated fair value decreased below the debt supported by the property.

   At December 31, 2002, a loan to a joint venture amounted to $11.8 million. This affiliated mortgage loan was on an office property located in Illinois and owned by an affiliate, Zurich North America. At December 31, 2002, the Company did not have any off-balance-sheet legal funding commitments outstanding related to this investment.

   The remaining real estate-related investment amounted to $4.9 million at December 31, 2002 and consisted of mortgage loans on unzoned lots located in Hawaii. These properties are not currently producing income and the loans are on non-accrual. All zoned properties were sold by March of 2001. The Company is currently pursuing an out of court settlement with the City of Honolulu for the down zoning of certain unzoned properties. If a settlement is not reached, the trial will begin in 2003. The Company is holding the other unzoned properties for future zoning and sales. The Company anticipates that it could be a number of years until the Company obtains zoning to allow development or completely disposes of all its investment in Hawaii. At December 31, 2002, off-balance-sheet legal commitments related to Hawaiian properties totaled $4.0 million.

   At December 31, 2002, the Company no longer had any outstanding loans or investments in projects with the Prime Group, Inc. or its affiliates, as all such investments have been sold. However, the Company continues to have Prime Group-related commitments, which accounted for $25.7 million of the Company's off-balance-sheet legal commitments at December 31, 2002.

(5) Income Taxes

   Income tax expense (benefit) was as follows for the years ended December 31, 2002, 2001 and 2000:

                                      2002    2001     2000
                                    -------  ------- --------
                  (in thousands)
                   Current......... $(4,835) $11,228 $ 28,274
                   Deferred........   2,458   16,926  (27,027)
                                    -------  ------- --------
                         Total..... $(2,377) $28,154 $  1,247
                                    =======  ======= ========

   Additionally, the deferred income tax expense (benefit) related to items included in other comprehensive income was as follows for the years ended December 31, 2002, 2001 and 2000:

                                                  2002     2001     2000
                                                -------  -------  -------
     (in thousands)
     Unrealized gains and losses on investments $24,416  $12,246  $    --
     Value of business acquired................    (509)  (1,473)  (1,265)
     Deferred insurance acquisition costs......  (3,906)  (2,606)     (85)
                                                -------  -------  -------
            Total.............................. $20,001  $ 8,167  $(1,350)
                                                =======  =======  =======

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The actual income tax expense for 2002, 2001 and 2000 differed from the "expected" tax expense for those years as displayed below. "Expected" tax expense was computed by applying the U.S. federal corporate tax rate of 35 percent in 2002, 2001, and 2000 to income before income tax expense.

                                                        2002      2001     2000
                                                      --------  -------  --------
(in thousands)
Computed expected tax expense........................ $(52,300) $27,913  $ 17,342
Difference between "expected" and actual tax expense:
   State taxes.......................................      342   (2,302)      737
   Goodwill impairment and amortization of other
     intangibles.....................................   55,045    4,797     4,589
   Dividend received deduction.......................   (2,220)      --    (1,191)
   Foreign tax credit................................       --      (15)     (214)
   Change in valuation allowance.....................       --       --   (15,201)
   Recapture of affiliated reinsurance...............       --       --    (4,599)
   Prior year tax settlements........................   (3,594)  (2,577)       --
   Other, net........................................      350      338      (216)
                                                      --------  -------  --------
       Total actual tax expense...................... $ (2,377) $28,154  $  1,247
                                                      ========  =======  ========

   Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The $4.6 million tax benefit related to the recapture of affiliated reinsurance in 2000 is due to the deferred tax effect related to the deemed dividend distribution. (See the note captioned "Summary of Significant Accounting Policies--Reinsurance.") This deferred tax benefit was recognized in the tax provision under current accounting guidance relating to the recognition of deferred taxes.

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

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of the Company's net deferred federal tax assets or liabilities were as follows:

                                                              December 31, December 31,
                                                                  2002         2001
                                                              ------------ ------------
(in thousands)
Deferred federal tax assets:
   Deferred insurance acquisition costs ("DAC Tax")..........   $141,338     $135,307
   Unrealized losses on investments..........................         --           --
   Life policy reserves......................................     82,584       90,870
   Unearned revenue..........................................     56,986       55,574
   Real estate-related.......................................         --           --
   Other investment-related..................................     13,365       12,646
   Other.....................................................      6,131        3,349
                                                                --------     --------
       Total deferred federal tax assets.....................    300,404      297,746
   Valuation allowance.......................................         --           --
                                                                --------     --------
       Total deferred federal tax assets after valuation
         allowance...........................................    300,404      297,746
                                                                --------     --------
Deferred federal tax liabilities:
   Value of business acquired................................     13,439       24,608
   Deferred insurance acquisition costs......................    156,042      135,317
   Depreciation and amortization.............................     13,142       21,165
   Other investment-related..................................      4,848        7,239
   Unrealized gains on investments...........................     35,966       12,246
   Other.....................................................      3,739        1,483
                                                                --------     --------
       Total deferred federal tax liabilities................    227,176      202,058
                                                                --------     --------
Net deferred federal tax assets..............................   $ 73,228     $ 95,688
                                                                ========     ========

   The net deferred tax assets relate primarily to unearned revenue and the DAC Tax associated with a non-registered individual and group variable business-owned life insurance contract ("BOLI"). Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets.

   The tax returns through the year 1996 have been examined by the Internal Revenue Service ("IRS"). Changes proposed are not material to the Company's financial position. The tax returns for the years 1997 through 1999 are currently under examination by the IRS.

(6) Related-Party Transactions

   The Company received capital contributions from Kemper totaling $37.3 million in 2002 and paid cash dividends of $13.0 million and $20.0 million to Kemper during 2001 and 2000, respectively. The Company reported a deemed dividend distribution of $16.3 million during 2000 related to the recapture of a reinsurance agreement with Federal Kemper Life Assurance Company ("FKLA"), an affiliated company.

   The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and/or one of its affiliates has an ownership interest. At December 31, 2002 and 2001, joint venture mortgage loans totaled $114.1 million and $104.3 million, respectively, and during 2002, 2001 and 2000, the Company earned interest income on these joint venture loans of $10.4 million, $25.4 million and $0.8 million, respectively.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   In February 2001, the Company sold a $60 million group variable life policy to FKLA, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance ("BOLI"), permits FKLA to indirectly fund certain of its employee benefit obligations.

   All of the Company's personnel are employees of FKLA. Expenses are allocated to the Company for the utilization of FKLA employees and facilities. Expenses allocated to the Company from FKLA during 2002, 2001 and 2000 amounted to $29.9 million, $27.4 million and $23.3 million, respectively. The Company also paid to Kemper real estate subsidiaries fees of $0.4 million, $0.5 million and $0.6 million in 2002, 2001 and 2000, respectively, related to the management of the Company's real estate portfolio.

   The Company has a service agreement with Deutsche Investment Management Americas, Inc. ("DIM"), formerly Zurich Scudder Investments, Inc. ("ZSI"), a subsidiary of Zurich at December 31, 2001. DIM provides investment services, including purchases or sales of securities, under the supervision of the Investment Committee of the Company. On September 24, 2001, ZFS announced that it would sell 100% of its ownership in ZSI to Deutsche Bank in a transaction valued at $2.5 billion. The sale was completed on April 5, 2002. This transaction did not include Scudder's United Kingdom operations, Threadneedle Investments.

At December 31, 2002 and 2001, the Company reported the following amounts due from or (to) related parties:

                                               December 31,  December 31,
                                                   2002          2001
                                               ------------  ------------
      ZLICA................................... $     17,979  $   640,705
      Zurich Insurance Company--Bermuda Branch           --    1,131,138
      Other...................................        1,017       96,037
                                               ------------  -----------
         Receivable from related parties...... $     18,996  $ 1,867,880
                                               ============  ===========
      FKLA.................................... $ (3,536,310) $(2,064,245)
      Zurich Direct...........................      (52,607)     (83,572)
      Zurich Insurance Company--Bermuda Branch  (16,354,306)          --
      Other...................................     (108,000)  (1,859,277)
                                               ------------  -----------
         Payable to related parties........... $(20,051,223) $(4,007,094)
                                               ============  ===========
         Net payable to related parties....... $(20,032,227) $(2,139,214)
                                               ============  ===========

   Related party receivables and payables are settled each month.

   In 2000, the Company purchased PMG Securities Corporation, PMG Asset Management, Inc., PMG Marketing, Inc., and PMG Life Agency, Inc. (collectively "PMG"). The total cost was $8.2 million, resulting in the recording of intangible assets in the amount of $7.6 million. The Company owns 100 percent of the stock of PMG. Also in 2000, the Company transferred $63.3 million in fixed maturity securities and cash to fund the operations of its newly formed subsidiary, Zurich Life Insurance Company of New York ("ZLICONY"). ZLICONY received its insurance license from the State of New York in January 2001 and began writing business in May of 2001.

   At December 31, 2000, the Company held a $100.0 million investment in ZSLM Trust, issued by an affiliate. On October 30, 2001, the Company sold these bonds for cash to Farmers Group, Inc., which is an affiliated company.

   The Company held an $11.8 million real estate-related investment in an affiliated mortgage loan at December 31, 2002 and 2001.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   As previously discussed, the Company is party to an interest rate swap agreement with ZCM, an affiliated counterparty. (See the note captioned "Summary of Significant Accounting Policies--Derivative instruments" above.)

(7) Reinsurance

   As of December 31, 2002 and 2001, the reinsurance recoverable related to fixed-rate annuity liabilities ceded to FLA amounted to $215.3 million and $230.1 million, respectively.

   The Company cedes 90 percent of all new direct individual life insurance premiums to outside reinsurers. Life reserves ceded to outside reinsurers on the Company's direct business amounted to approximately $2.4 million and $2.1 million as of December 31, 2002 and 2001, respectively.

   The Company is party to a reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch ("ZICBB"). Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, 100 percent of the net amount at risk (death benefit payable to the insured less the insured's separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB and, under the original agreement, retained a portion of such funds in a funds withheld account ("FWA") which is included as a component of benefits and funds payable in the accompanying consolidated balance sheet as of December 31, 2001.

   During the first quarter of 2002, the Company amended the BOLI reinsurance agreement with ZICBB. Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25, 2002, approximately $222.5 million in cash was transferred to the trust account. The trust account is not reflected in the Company's consolidated financial statements but is included in ZICBB's financial statements as of December 31, 2002. At December 31, 2002, reserve credits totaling $237.6 million were secured by the trust agreement, which was supported by cash and invested assets with a fair value of approximately $252.6 million.

   The net amount at risk of the guaranteed minimum death benefit and guaranteed retirement income benefit on certain new variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of December 31, 2002 and 2001, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts amounted to $24.7 million and $8.3 million, respectively.

   Effective December 31, 2001, the Company entered into a quota-share reinsurance agreement with ZICBB. Under the terms of this agreement, the Company cedes 100 percent of the net amount at risk of the guaranteed minimum death benefit and guaranteed retirement income benefit portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company cedes 100 percent of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. In 2001, the Company received $7.9 million of ceding commissions and expense allowances, and paid $1.2 million of ceded premiums, related to this reinsurance agreement. The account values related to these policies are held in the Company's separate account during the accumulation period of the contracts. The reserve credits under this treaty are secured by a trust agreement that requires the fair market value of assets therein to at least equal 102 percent of such reserve credits.

   In January 2003, the specific annuities that comprised the block of business ceded to ZICBB were surrendered. Approximately $5.0 million in surrender charges collected on these specific annuities was paid to ZICBB at the end of February 2003, as the final settlement payment related to this reinsurance agreement.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

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

   The following table contains amounts related to the BOLI funds withheld reinsurance agreement with ZICBB (in millions):

Business Owned Life Insurance (BOLI)
(in millions)

                                            Year Ended December 31,
                                         ----------------------------
                                           2002      2001      2000
                                         --------  --------  --------
         Face amount in force........... $ 85,592  $ 85,564  $ 85,358
                                         ========  ========  ========
         Net amount at risk ceded....... $(75,288) $(76,283) $(78,169)
                                         ========  ========  ========
         Cost of insurance charges ceded $  156.5  $  168.1  $  173.8
                                         ========  ========  ========
         Funds withheld account......... $     --  $  236.1  $  228.8
                                         ========  ========  ========

   The Company's FWA supported reserve credits on reinsurance ceded on the BOLI product at December 31, 2001 and 2000. At December 31, 2002, the trust supports reserve credits on the reinsurance ceded.

(8) Postretirement Benefits Other Than Pensions

   FKLA sponsors a health and welfare benefit plan that provides insurance benefits covering substantially all eligible, active and retired employees of FKLA and their covered dependents and beneficiaries. The Company is allocated a portion of the costs of providing such benefits. The Company is self-insured with respect to medical benefits, and the plan is not funded except with respect to certain disability-related medical claims. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. The plan is contributory for pre-Medicare retirees, and will be contributory for all retiree coverage for most current employees, with contributions generally adjusted annually. Postretirement life insurance benefits are noncontributory and are limited to $5,000 per participant retiring in 2001 and subsequent years, and $10,000 per participant retiring in years prior to 2001.

   The allocated accumulated postretirement benefit obligation accrued by the Company as of December 31, 2002 and 2001 amounted to $1.4 million and $1.3 million, respectively.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The discount rate used in determining the allocated postretirement benefit obligation was 6.5 percent and 7.0 percent for 2002 and 2001, respectively. The assumed health care trend rate used was based on projected experience for 2002,
7.3 percent for 2003, gradually declining to 6.1 percent by the year 2007 and gradually declining thereafter.

   A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 and 2001 by $159 thousand and $142 thousand, respectively.

(9) Commitments and Contingent Liabilities

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

(10) Financial Instruments--Off-Balance-Sheet Risk

   At December 31, 2002, the Company had future legal loan commitments and stand-by financing agreements totaling $29.9 million to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be collateralized by assets of the joint ventures, including first mortgage liens on the real estate. The Company's criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. These commitments are included in the Company's analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with and using the same methodology as the fair value estimates of mortgage loans and other real estate-related investments.

(11) Fair Value of Financial Instruments

   Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. A significant portion of the Company's financial instruments are carried at fair value. Fair value estimates for

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

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

   The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

      Fixed maturity securities and equity securities: Fair values were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company's portfolio manager, DIM.

      Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

      Policy loans: The carrying value of policy loans approximates the fair value as the Company adjusts the rates to remain competitive.

      Mortgage loans and other real estate-related investments: Fair values were estimated based upon the investments observable market price, net of estimated costs to sell and where no observable price is available, by appraised value. The estimates of fair value should be used with care given the inherent difficulty in estimating the fair value of real estate due to the lack of a liquid quotable market. Mortgage loans and other real estate-related investments are stated at their aggregate unpaid balances, less a valuation allowance of $4.8 million and $2.8 million in 2002 and 2001, respectively. The real estate portfolio is monitored closely and reserves are adjusted to reflect market conditions. This results in a carrying value that approximates fair value at December 31, 2002 and 2001.

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

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

   The carrying values and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 were as follows:

                                                          December 31, 2002     December 31, 2001
                                                        --------------------- ---------------------
                                                         Carrying              Carrying
                                                          Value    Fair Value   Value    Fair Value
                                                        ---------- ---------- ---------- ----------
(in thousands)
Financial instruments recorded as assets:
   Fixed maturity securities........................... $3,420,773 $3,420,773 $3,094,560 $3,094,560
   Cash and short-term investments.....................     47,436     47,436    216,479    216,479
   Mortgage loans and other real estate-related assets.    177,691    177,691    176,440    176,440
   Policy loans........................................    223,888    223,888    239,787    239,787
   Equity securities...................................     58,615     58,615     67,731     67,731
   Other invested assets...............................      2,491      2,491     20,799     20,799
Financial instruments recorded as liabilities:
   Life policy benefits, excluding term life reserves..  3,625,384  3,565,147  3,376,604  3,324,417
   Funds withheld account..............................         --         --    236,134    236,134

(12) Stockholder's Equity--Retained Earnings

   The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to stockholders without prior approval of regulatory authorities is restricted. In 2003, the Company cannot pay any dividends without Illinois Department of Insurance approval. In 2002, the Company did not pay dividends. The Company paid cash dividends of $13.0 million and $20.0 million to Kemper during 2001 and 2000, respectively. The Company reported a deemed dividend distribution of $16.3 million during 2000 related to the recapture of the reinsurance agreement with FKLA.

   The Company's net income (loss) and capital and surplus as determined in accordance with statutory accounting principles were as follows:

                                           2002      2001      2000
                                         --------  --------  --------
           (in thousands)
           Net income (loss)............ $(84,871) $(71,854) $ 19,975
                                         ========  ========  ========
           Statutory capital and surplus $312,653  $332,598  $397,423
                                         ========  ========  ========

   The Company's statutory net loss reflects the market downturn and its impact on reserves for guaranteed death and living benefits consistent with statutory reserving methodology.

   As of January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification") guidance. The National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual is the NAIC's primary guidance on statutory accounting. Codification provides guidance for areas where statutory accounting had been silent and changed current statutory accounting in some areas. The Illinois Insurance Department adopted Codification, effective January 1, 2001. The Company's statutory surplus was positively impacted by $16.7 million upon adoption as a result of the net effect of recording a deferred tax asset, of non-admitting non-operating system software, of non-admitting net affiliated receivables and other changes caused by Codification.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

(13) Unaudited Interim Financial Information

   The following table sets forth the Company's unaudited quarterly financial information:

                                                                  Quarter Ended
                                             ------------------------------------------------------
                                             March 31   June 30  September 30 December 31    Year
                                             --------  --------  ------------ ----------- ---------
(in thousands)
2002 Operating Summary
   Revenue.................................. $ 92,322  $105,170   $  92,308    $ 90,962   $ 380,762
                                             ========  ========   =========    ========   =========
   Net operating income, excluding realized
     gains, before cumulative effect of
     accounting change...................... $  8,109  $    394   $(169,309)   $ 14,261   $(146,545)
                                             ========  ========   =========    ========   =========
   Net operating income (loss), excluding
     realized gains......................... $(13,798) $    394   $(169,309)   $ 14,261   $(168,452)
   Net realized investment gains (losses)...     (841)    7,613       1,037      (8,315)       (506)
                                             --------  --------   ---------    --------   ---------
       Net income (loss).................... $(14,639) $  8,007   $(168,272)   $  5,946   $(168,958)
                                             ========  ========   =========    ========   =========
2001 Operating Summary
   Revenue.................................. $ 91,072  $ 98,360   $  85,013    $123,852   $ 398,297
                                             ========  ========   =========    ========   =========
   Net operating income (loss), excluding
     realized gains (losses)................ $  8,183  $ (1,364)  $  (6,443)   $ 37,792   $  38,168
   Net realized investment gains (losses)...    1,375     5,257       1,206       5,591      13,429
                                             --------  --------   ---------    --------   ---------
       Net income (loss).................... $  9,558  $  3,893   $  (5,237)   $ 43,383   $  51,597
                                             ========  ========   =========    ========   =========
2000 Operating Summary
   Revenue.................................. $ 87,648  $103,446   $  94,249    $ 75,567   $ 360,910
                                             ========  ========   =========    ========   =========
   Net operating income, excluding realized
     gains (losses)......................... $ 12,031  $  9,953   $   8,710    $ 22,987   $  53,681
   Net realized investment gains (losses)...   (1,378)     (105)        948      (4,845)     (5,380)
                                             --------  --------   ---------    --------   ---------
       Net income........................... $ 10,653  $  9,848   $   9,658    $ 18,142   $  48,301
                                             ========  ========   =========    ========   =========

(14) Operations by Business Segment

   The Company, along with FKLA, ZLICA and FLA, operate under the trade name Zurich Life, formerly Zurich Kemper Life. Prior to 2002, Zurich Life was organized by Strategic Business Unit ("SBU"). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life's SBUs cross legal entity lines, as certain similar products are sold by more than one legal entity and/or through more than one distribution channel.

   In 2002, the Company's management team shifted its financial focus from SBU performance to a line of business performance within each legal entity. The SBUs are now primarily responsible for market management, including distribution management, product design, sales and marketing.

   The Company has two primary operating segments, life insurance and annuities, that offer different types of products and services. These two operating segments reflect the way the Company manages its operations and makes business decisions.

   Premiums received from the sale of annuity products and the majority of our life insurance products are treated as deposit-type funds and are not recorded as revenue within the consolidated statements of operations.

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities and the Company earns investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. The Company receives cost of insurance charges and other separate account fees as revenues from this business. In addition, the Company receives premium tax and DAC Tax expense loads from certain contractholders.

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

   Prior period information has been restated to conform to the new composition of our segments.

                                                               Twelve Months Ended                 Twelve Months Ended
                                                                December 31, 2002                   December 31, 2001
                                                       -----------------------------------  ---------------------------------
                                                          Life       Annuity      Total        Life     Annuity      Total
                                                       ----------  ----------  -----------  ---------- ---------- -----------
(in thousands)
Total operating revenue............................... $   80,573  $  300,968  $   381,541  $   78,196 $  299,441 $   377,637
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Operating income (loss) before tax expense, goodwill
 impairment and cumulative effect of accounting
 change............................................... $   13,663  $   (5,800) $     7,863  $   15,721 $   43,370 $    59,091
Income tax expense (benefit) on operations............      5,238      (7,342)      (2,104)      7,128     13,795      20,923
Goodwill impairment...................................    (32,832)   (123,679)    (156,511)         --         --          --
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Net operating income (loss) before cumulative effect
 of accounting change.................................    (24,407)   (122,137)    (146,544)      8,593     29,575      38,168
Cumulative effect of accounting change, net of tax....         --     (21,907)     (21,907)         --         --          --
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Net operating income (loss)........................... $  (24,407) $ (144,044) $  (168,451) $    8,593 $   29,575 $    38,168
                                                       ==========  ==========  ===========  ========== ========== ===========
Goodwill.............................................. $       --  $       --  $        --  $    6,601 $  171,817 $   178,418
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Total assets.......................................... $9,840,840  $8,825,442  $18,666,282  $8,841,469 $9,248,359 $18,089,828
                                                       ==========  ==========  ===========  ========== ========== ===========
Total reserve for policyholder benefits in the general
 account.............................................. $  808,389  $3,303,100  $ 4,111,489  $  628,899 $3,005,262 $ 3,634,161
Total Separate Account liabilities....................  8,848,140   4,699,236   13,547,376   7,696,013  5,412,740  13,108,753
                                                       ----------  ----------  -----------  ---------- ---------- -----------
Total reserve for policyholder benefits............... $9,656,529  $8,002,336  $17,658,865  $8,324,912 $8,418,002 $16,742,914
                                                       ==========  ==========  ===========  ========== ========== ===========

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                                              Twelve Months Ended
                                                               December 31, 2000
                                                       ----------------------------------
                                                          Life      Annuity      Total
                                                       ---------- ----------  -----------
(in thousands)
Total operating revenue............................... $   90,913 $  278,274  $   369,187
                                                       ---------- ----------  -----------
Operating income (loss) before tax expense, goodwill
 impairment and cumulative effect of accounting
 change............................................... $   23,820 $   34,005  $    57,825
Income tax expense (benefit) on operations............      4,171        (27)       4,144
                                                       ---------- ----------  -----------
Net operating income (loss) before cumulative effect
 of accounting change.................................     19,649     34,032       53,681
Cumulative effect of accounting change, net of tax....         --         --           --
                                                       ---------- ----------  -----------
Net operating income (loss)........................... $   19,649 $   34,032  $    53,681
                                                       ========== ==========  ===========
Goodwill.............................................. $    5,764 $  185,399  $   191,163
                                                       ---------- ----------  -----------
Total assets.......................................... $8,077,697 $7,928,946  $16,006,643
                                                       ========== ==========  ===========
Total reserve for policyholder benefits in the general
 account.............................................. $  691,290 $2,896,850  $ 3,588,140
Total Separate Account liabilities....................  7,009,309  4,170,330   11,179,639
                                                       ---------- ----------  -----------
Total reserve for policyholder benefits............... $7,700,599 $7,067,180  $14,767,779
                                                       ========== ==========  ===========

(15) Subsequent Event

   In the first quarter of 2003, the specific annuities that comprised the block of business ceded to ZICBB were surrendered. Approximately $5.0 million in surrender charges collected on these specific annuities was paid to ZICBB at the end of February, 2003, as the final settlement payment related to this reinsurance agreement.

(16) Effects of New Accounting Pronouncements

   In January, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. While there are a number of criteria that determine the effective date of FIN 46, the Company has concluded that it does not have any variable-interest entities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

           Name and Age
Position with Kemper Investors Life
   Insurance Company ("KILICO")
         Year of Election              Other Business Experience During Past 5 Years or More
-----------------------------------    -----------------------------------------------------
Gale K. Caruso (45)                    President and Chief Executive Officer of Federal Kemper Life
  President and Chief Executive        Assurance Company ("FKLA"), Fidelity Life Association ("FLA") and
  Officer since June 1999. Director    Zurich Life Insurance Company of America ("ZLICA"). President and
  since July 1999.                     Chief Executive Officer of Zurich Direct, Incorporated ("ZD") since
                                       April 2000. Director of FKLA, FLA and ZLICA since July 1999 and of
                                       ZD since March 2000. President and Chief Executive Officer of Zurich
                                       Kemper Life Insurance Company of New York ("ZLICONY") since
                                       April 2000 and Director since October 1999. Chairman and Director of
                                       Investors Brokerage Services, Inc. ("IBS") since May 2000 and of
                                       Investors Brokerage Services Insurance Agency, Inc. ("IBSIA") since
                                       March 2000. Chairman and Director of PMG Asset Management, Inc.
                                       ("PMGAM"), PMG Life Agency Inc. ("PMGLA"), PMG Marketing,
                                       Inc. ("PMG Marketing") and PMG Securities Corporation ("PMG
                                       Securities") since March 2000. Executive Vice President and Director of Kemper Corporation ("Kemper") since February 2000. Chairman,
                                       President and Chief Executive Officer of Scudder Canada Investor
                                       Services, Ltd. from 1995 to June 1999. Managing Director of Scudder
                                       Kemper Investments, Inc. from July 1986 to June 1999.

Frederick L. Blackmon (51)             Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since       2000. Executive Vice President of ZLICONY since May 2001. Chief
  June 2000. Chief Financial Officer   Financial Officer of FKLA since December 1995. Chief Financial
  since December 1995. Director        Officer of FLA since January 1996. Chief Financial Officer of ZLICA
  since January 2001.                  and ZD since March 1996. Chief Financial Officer of ZLICONY since
                                       April 2000. Director of FKLA, ZLICA and ZLICONY since January
                                       2001. Senior Vice President of KILICO and FKLA from December
                                       1995 to June 2000. Senior Vice President of FLA from January 1996 to
                                       June 2000. Senior Vice President of ZLICA and ZD from March 1996 to June 2000. Senior Vice President of ZLICONY from April 2000 to
                                       May 2001. Director of FLA since May 1998. Director of ZD from
                                       March 1996 to March 1997 and since January 2001. Chief Financial
                                       Officer of Kemper since January 1996. Treasurer of Kemper from
                                       January 1996 to February 2000.

Russell M. Bostick (46)                Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since       2000. Executive Vice President of ZLICONY since May 2001. Chief
  June 2000. Chief Information         Information Officer of FKLA, FLA, ZLICA and ZD since April 1998.
  Officer since April 1998.            Chief Information Officer of ZLICONY since April 2000. Senior Vice
                                       President of FKLA, FLA, ZLICA and ZD from March 1999 to June
                                       2000. Senior Vice President of ZLICONY from April 2000 to May
                                       2001. Vice President of FKLA, FLA, KILICO, ZLICA and ZD from
                                       April 1998 to March 1999. Chief Technology Officer of Corporate
                                       Software & Technology from June 1997 to April 1998. Vice President,
                                       Information Technology Department of CNA Insurance Companies
                                       from January 1995 to June 1997.

            Name and Age
 Position with Kemper Investors Life
    Insurance Company ("KILICO")
          Year of Election              Other Business Experience During Past 5 Years or More
 -----------------------------------    -----------------------------------------------------
Mark A. Davis (44)                      Executive Vice President and Chief Actuary of FKLA, FLA, ZD, and
  Executive Vice President and Chief    ZLICA since August 2002. Executive Vice President and Chief Actuary
  Actuary since August 2002.            of ZLICONY since July 2002. Principal at Tillinghast-Towers Perrin from June 1987 to July 2002.

Martin D. Feinstein (54)                Chairman of the Board of FKLA, FLA, ZLICA and ZLICONY since
  Chairman of the Board since           January 2001. Chairman of the Board of Farmers Group, Inc. ("FGI")
  January 2001.                         since November 1997 and President since January 1995. Chief
                                        Executive Officer of FGI since January 1995 and Director since
                                        February 1995. Member of Group Executive Committee of Zurich
                                        Financial Services since March 1998. Director of Zurich Scudder
                                        Investments, Inc. since January 2001. Director of Farmers New World
                                        Life from April 1995 to April 2000 and since May 2002. Chief
                                        Operating Officer of FGI from January 1995 to January 1997. Director of B.A.T. Industries from January 1997 to September 1998.

Edward K. Loughridge (48)               Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since June   2000. Executive Vice President of ZLICONY since May 2001.
  2000. Corporate Development           Corporate Development Officer of FKLA and FLA since January 1996.
  Officer since January 1996.           Corporate Development Officer for ZLICA and ZD since March 1996.
                                        Corporate Development Officer of ZLICONY since April 2000. Senior
                                        Vice President of KILICO, FKLA and FLA from January 1996 to June
                                        2000. Senior Vice President of ZLICA and ZD from March 1996 to
                                        June 2000. Senior Vice President of ZLICONY from April 2000 to
                                        May 2001.

Debra P. Rezabek (47)                   Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since June   2000. Executive Vice President of ZLICONY since May 2001. General
  2000. General Counsel since May       Counsel of FKLA and FLA since 1992. General Counsel ZLICA and
  1993. Corporate Secretary since       ZD since March 1996. Corporate Secretary of FKLA and FLA since
  January 1996. Director since          January 1996. Corporate Secretary of ZLICA and ZD since March
  January 2001.                         1996. General Counsel and Corporate Secretary of ZLICONY since
                                        April 2000. Director of FKLA and ZLICA since January 2001. Senior
                                        Vice President of KILICO, FKLA, FLA, ZLICA and ZD from March
                                        1996 to June 2000. Senior Vice President of ZLICONY from April
                                        2000 to May 2001. Director of FLA since May 1998. Director of
                                        ZLICONY since January 2001. Director of ZD from March 1996 to
                                        March 1997. Secretary of IBS and IBSIA since 1993. Secretary of
                                        PMGAM, PMGLA, PMG Marketing and PMG Securities since March
                                        2000. Director of Government Affairs of FKLA and FLA from 1992 to
                                        April 1997 and of KILICO from 1993 to April 1997. Assistant
                                        Secretary of Kemper since January 1996.

Richard M. Sousa (49)                   Executive Vice President of FKLA, FLA and ZLICA since June 2002.
  Executive Vice President              Executive Vice President of ZD since March 2002. Executive Vice
  since June 2002. Director since       President of ZLICONY since July 2002. Director of FKLA, FLA,
  May 2002.                             ZLICONY and ZLICA since May 2002. Senior Vice President, Call
                                        Center Operations at Kemper from August 1998 to June 2002.

            Name and Age
 Position with Kemper Investors Life
    Insurance Company ("KILICO")
          Year of Election              Other Business Experience During Past 5 Years or More
 -----------------------------------    -----------------------------------------------------

George Vlaisavljevich (60)              Executive Vice President of FKLA, FLA, ZLICA and ZD since June
  Executive Vice President since June   2000. Executive Vice President of ZLICONY since May 2001. Director
  2000. Director since May 2001.        of FKLA and ZLICA since May 2001. Director of FLA since January
                                        2001. Senior Vice President of KILICO, FKLA, FLA and ZLICA since
                                        October 1996. Senior Vice President of ZD from March 1997 to June
                                        2000. Senior Vice President of ZLICONY from April 2000 to May
                                        2001. Director of IBS and IBSIA since October 1996. Director of
                                        PMGAM, PMGLA, PMG Marketing and PMG Securities since March
                                        2000. Executive Vice President of The Copeland Companies from April
                                        1983 to September 1996.

Linda K. Wagner (38)                    Executive Vice President of FKLA, FLA, ZLICA, ZLICONY and ZD
  Executive Vice President since        since March 2003. Senior Vice President of KILICO, FKLA, FLA,
  March 2003.                           ZLICA, ZLICONY and ZD from April 2001 to March 2003. Vice
                                        President of GE Financial Assurance from April 1999 to March 2001.
                                        Assistant Vice President of Conseco, Inc. from August 1997 to April
                                        1999.

Item 11. Executive Compensation

                          SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                            Compensation
                                         Annual Compensation                   Awards
                                        ---------------------              --------------
                                                              Other Annual   Long Term     All Other
                                                              Compensation Incentive Plan Compensation
   Name and Principal Position     Year Salary($) Bonus($)(2)    ($)(3)    Payouts ($)(2)    ($)(4)
   ---------------------------     ---- --------- ----------- ------------ -------------- ------------
Gale K. Caruso.................... 2002 $238,500   $     --     $13,143       $     --      $33,072
 Chief Executive Officer(1)        2001  211,500    133,480      17,466             --       27,841
                                   2000  179,500     91,920      10,866        126,720       14,094

Frederick L. Blackmon............. 2002  119,560         --       7,183             --       12,373
 Executive Vice President and      2001  109,760     51,385       6,306             --        9,567
 Chief Financial Officer(1)        2000  109,760     50,715       7,060         51,695       11,637

George Vlaisavljevich............. 2002  237,000         --      20,753             --       26,149
 Executive Vice President(1)       2001  275,000    141,000      20,042             --       28,650
                                   2000  260,000    116,500      17,493        126,000       30,750

Debra Rezabek                      2002  152,750         --      15,044             --           --
 Executive Vice President, General 2001  135,450     69,930       8,791             --       13,135
 Counsel and Corporate             2000  100,000     49,250       6,809         48,500       10,700
   Secretary(1)

Linda Wagner...................... 2002  138,600         --          --             --        8,526
 Executive Vice President(1)       2001   62,425     42,380      17,100             --           --
                                   2000       --         --          --             --           --

--------
(1) Also served in same positions for FKLA, ZLICA, ZKLICONY and FLA. An allocation of the time devoted to duties as executive officer of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.

(2) Annual bonuses are paid pursuant to annual incentive plans. The amounts of the bonuses and long-term compensation awards earned in 2002 for all officers were not available as of the date of this filing.

(3) The amounts disclosed in this column include taxable benefit from personal use of an employer-provided automobile and certain estate planning services facilitated for executives.

(4) The amounts in this column include:

   (a) The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations.

   (b) Distributions from the Kemper and FKLA supplemental retirement plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   (a) As of March 1, 2003, 100 percent of the outstanding shares of KILICO were owned by Kemper Corporation, 1600 McConnor Parkway, Schaumburg, Illinois 60196.

   (b) .

                                               Zurich
                                          Ordinary Shares
                                         Beneficially Owned
                                         ------------------
                                         Number (1) Percent
                                         ---------- -------
                     Martin D. Feinstein   1,326(2)    *
                     Gale K. Caruso.....      --

       -
        *  Less than 1% of the outstanding Zurich ordinary shares.
       (1) Not included in the number above for Mr. Feinstein and Ms. Caruso are options over Zurich Financial Services Shares. The exercise price of the 2000 Allied Zurich and Zurich Allied share options are $706.46 CHF and $901.20 CHF, respectively. The market price as of December 31, 2002 is $129.00 CHF.
       (2) Included are 780 deferred shares that have no voting power.

   (c) Not applicable.

Item 13. Certain Relationships and Related Transactions

   (a) Transactions with management and others--none.

   (b) Certain business relationships--not applicable.

   (c) Indebtedness of management--not applicable.

   (d) Transactions with promoters--not applicable.

Item 14. Controls and Procedures

   In order to ensure the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Gale K. Caruso, and our Chief Financial Officer, Frederick L. Blackmon, have reviewed and evaluated our disclosure controls and procedures as of March 12, 2003 and have concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

   There have been no significant changes in our internal controls, or in other factors affecting our internal controls, since March 12, 2003.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements.

      A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 28 in ITEM 8.

   (a)(2) Schedules.

   The following schedules are supplemental to the financial statements of KILICO and its subsidiaries for 2002 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are not applicable.

Schedule Title                                                                    Page
-------- -----                                                                    ----
  III... Supplementary insurance information at December 31, 2002 and 2001.......  66
  IV.... Reinsurance, for the year ended December 31, 2002*......................  67
  V..... Valuation and qualifying accounts, for the year ended December 31, 2002*  68

--------
* This schedule for the years ended December 31, 2001 and 2000 is incorporated by reference to KILICO's Form 10-K filed on March 29, 2002 and on March 28, 2001, respectively.

   (a)(3) Exhibits.

      The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 15(c).

   (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2002.

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

     22     Not applicable.

     23     Consent of PricewaterhouseCoopers LLP.

     99.1   Certification of CEO Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2   Certification of CFO Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois, on the 27th day of March, 2003.

                                          KEMPER INVESTORS LIFE INSURANCE
                                            COMPANY

                                                  /s/  GALE K. CARUSO*
                                          By: __________________________________
                                                       Gale K. Caruso
                                          President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 has been signed below by the following persons on behalf of Kemper Investors Life Insurance Company in the capacities indicated on the 27th day of March, 2003.

          Signature                        Title
          ---------                        -----

  /S/  MARTIN D. FEINSTEIN     Chairman of the Board
-----------------------------
     Martin D. Feinstein

     /S/  GALE K. CARUSO       President, Chief Executive
-----------------------------    Officer and Director
       Gale K. Caruso

 /S/  FREDERICK L. BLACKMON    Executive Vice President and
-----------------------------    Chief Financial Officer
    Frederick L. Blackmon

    /S/  DEBRA P. REZABEK      Executive Vice President,
-----------------------------    General Counsel and Director
      Debra P. Rezabek

 /S/  GEORGE VLAISAVLJEVICH    Executive Vice President and
-----------------------------    Director
    George Vlaisavljevich

    /S/  RICHARD M. SOUSA      Executive Vice President and
-----------------------------    Director
      Richard M. Sousa

   /S/  DAVID S. JORGENSEN     Senior Vice President,
-----------------------------    Controller and Treasurer
     David S. Jorgensen

I, Gale K. Caruso, certify that:

1. I have reviewed this annual report on Form 10-K of Kemper Investors Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/_GALE K. CARUSO
Gale K. Caruso
Chief Executive Officer

I, Frederick L. Blackmon, certify that:

1. I have reviewed this annual report on Form 10-K of Kemper Investors Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003


/s/  FREDERICK L. BLACKMON
--------------------------
Frederick L. Blackmon
Chief Financial Officer

                                                                   SCHEDULE III

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                               December 31, 2002
                                (in thousands)

                                                                Benefits,  Amortization
         Deferred                  Other                         Claims,   Of Deferred
          Policy      Future   Policyholder             Net     Losses and    Policy      Other
        Acquisition   Policy   Benefits and  Premium Investment Settlement Acquisition  Operating
Segment    Cost      Benefits  Funds Payable Revenue   Income    Expenses     Costs     Expenses
------- ----------- ---------- ------------- ------- ---------- ---------- ------------ ---------
Life...  $ 16,377   $  808,389   $177,279    $1,002   $ 49,360   $ 35,108    $ 2,365    $ 62,269
Annuity   415,538    3,302,674     25,880        --    178,970    180,450     32,576     217,422
         --------   ----------   --------    ------   --------   --------    -------    --------
Total..  $431,915   $4,111,063   $203,159    $1,002   $228,330   $215,558    $34,941    $279,691
         ========   ==========   ========    ======   ========   ========    =======    ========

                               December 31, 2001
                                (in thousands)

                                                                Benefits,  Amortization
         Deferred                  Other                         Claims,   Of Deferred
          Policy      Future   Policyholder             Net     Losses and    Policy      Other
        Acquisition   Policy   Benefits and  Premium Investment Settlement Acquisition  Operating
Segment    Cost      Benefits  Funds Payable Revenue   Income    Expenses     Costs     Expenses
------- ----------- ---------- ------------- ------- ---------- ---------- ------------ ---------
Life...  $ 14,919   $  628,899   $408,744     $486    $ 68,137   $ 36,023    $ 1,417    $ 25,035
Annuity   366,587    3,005,262     27,705       --     201,282    145,037     16,635      94,399
         --------   ----------   --------     ----    --------   --------    -------    --------
Total..  $381,506   $3,634,161   $436,449     $486    $269,419   $181,060    $18,052    $119,434
         ========   ==========   ========     ====    ========   ========    =======    ========

                               December 31, 2000
                                (in thousands)

                                     Benefits,  Amortization
                                      Claims,   Of Deferred
                             Net     Losses and    Policy      Other
                  Premium Investment Settlement Acquisition  Operating
          Segment Revenue   Income    Expenses     Costs     Expenses
          ------- ------- ---------- ---------- ------------ ---------
          Life... $8,394   $ 69,313   $ 36,410    $ 1,406    $ 29,277
          Annuity     --    188,157    129,597     21,825      92,847
                  ------   --------   --------    -------    --------
          Total.. $8,394   $257,470   $166,007    $23,231    $122,124
                  ======   ========   ========    =======    ========

                                                                    SCHEDULE IV

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                  REINSURANCE

                         Year Ended December 31, 2002
                                (in thousands)

                                                   Assumed               Percentage of
                          Gross       Ceded to    From Other    Net          Amount
Description               Amount      Other(1)    Companies    Amount    Assumed to Net
-----------             ----------- ------------  ---------- ----------- --------------
Life insurance in force $89,191,416 $(76,949,665)   $  --    $12,241,751      0.0%
                        =========== ============    =====    ===========      ===
Life insurance premiums $     3,336 $     (2,334)   $  --    $     1,002      0.0%
                        =========== ============    =====    ===========      ===

--------
(1) Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

                                                                     SCHEDULE V

           KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 2002
                                (in thousands)

                                                           Additions
                                                     ---------------------
                                                                Charged to
                                          Balance at Charged to   Other               Balance at
                                          Beginning  Costs and   Accounts  Deductions   End of
Description                               of Period   Expenses  --Describe --Describe   Period
-----------                               ---------- ---------- ---------- ---------- ----------
Asset valuation reserves:
   Joint venture mortgage loans..........   $   --     $   --      $--        $--       $   --
   Third-party mortgage loans............      600      2,000       --         --        2,600
   Other real estate-related investments.    2,183         --       --         --        2,183
                                            ------     ------      ---        ---       ------
       Total.............................   $2,783     $2,000      $--        $--       $4,783
                                            ======     ======      ===        ===       ======

                               INDEX TO EXHIBITS

Exhibit No. Description
----------- -----------

   23       Consent of PricewaterhouseCoopers LLP.

   99.1     Certification of CEO Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2     Certification of CFO Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        CONSENT OF INDEPENDENT ACCOUNTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-1 (No. 333-22389, 333-32632, 333-54252 and 333-86044) of
Kemper Investors Life Insurance Company and its subsidiaries of our report dated March 21, 2003 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP

March 21, 2003

                       Certification of CEO Pursuant to
                            18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

   In connection with the Annual Report of Kemper Investors Life Insurance Company (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gale K. Caruso, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

      (1) The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 24, 2003

                                                  /S/  GALE K. CARUSO
                                                  -----------------------------
                                                  Gale K. Caruso
                                                  Chief Executive Officer

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

                       Certification of CFO Pursuant to
                            18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

   In connection with the Annual Report of Kemper Investors Life Insurance Company (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick L. Blackmon, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

      (1) The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 24, 2003

                                                  /S/  FREDERICK L. BLACKMON
                                                  -----------------------------
                                                  Frederick L. Blackmon
                                                  Chief Financial Officer

   This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.