Form 10-Q
period 2003-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2003-05-14
CIK 351754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003.

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

No  X

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389, 333-32632,333-54252 and
  333-86044.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Consolidated Balance Sheets -

  March 31, 2003 and December 31, 2002

3

Consolidated Statements of Operations -

  Three months ended March 31, 2003 and 2002

5

Consolidated Statements of Comprehensive Income (Loss)-

 Three months ended March 31, 2003 and 2002

6

Consolidated Statements of Cash Flows -

  Three months ended March 31, 2003 and 2002

7

Notes to Consolidated Financial Statements

9

Management's Discussion and Analysis

  Results of Operations

11

  Investments

21

  Liquidity and Capital Resources

23

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a vote of Security Holders

25

ITEM 6. Exhibits and Reports on Form 8-K

25

Signatures

27

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31 2003 (unaudited) ------------	December 31 2002 -----------
ASSETS
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: March 31, 2003, $3,408,107; December 31, 2002, $3,313,920)	$ 3,540,066	$ 3,420,773
Equity securities, at fair value (cost: March 31, 2003 and December 31, 2002, $52,627)	59,209	58,615
Short-term investments	33,799	-
Joint venture mortgage loans	119,320	114,061
Third-party mortgage loans	57,057	57,985
Other real estate-related investments	5,495	5,645
Policy loans	212,004	223,888
Other invested assets	2,501 ----------	2,491 ----------

Total investments	4,029,451	3,883,458

Cash	83,794	47,436
Accrued investment income	145,689	148,549
Reinsurance recoverable	509,675	433,566
Deferred insurance acquisition costs	435,322	431,915
Value of business acquired	49,858	53,600
Other intangible assets	5,312	5,502
Deferred income taxes	53,863	73,228
Federal income tax receivable	22,201	11,232
Fixed assets Other assets and receivables	2,845 27,932	3,179 27,241
Assets held in separate accounts	13,453,003 ----------	13,547,376 -----------

Total assets	$ 18,818,945 ===========	$ 18,666,282 ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits	$ 4,313,694	$ 4,111,063
Other policyholder benefits and funds payable	203,661	203,159
Other accounts payable and liabilities	105,381	80,905
Liabilities related to separate accounts	13,453,003 -----------	13,547,376 -----------

Total liabilities	18,075,739 -----------	17,942,503 -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)

	March 31 2003 (unaudited) ------------	December 31 2002 -----------
Commitments and contingent liabilities	-	-
Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares; outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	843,048	841,633
Accumulated other comprehensive income	66,247	54,009
Retained deficit	(168,589) -----------	(174,363) -----------

Total stockholder's equity	743,206 -----------	723,779 -----------

Total liabilities and stockholder's equity	$18,818,945 ===========	$18,666,282 ===========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended March 31 ---------------------
	2003 ------	2002 ------
REVENUE
Net investment income	$56,441	$59,853
Realized investment gains (losses)	3,160	(1,294)
Premium income	435	190
Separate account fees and charges	22,272	25,237
Broker/dealer commission revenue	7,101	6,923
Other income	3,893 --------	1,413 --------

Total revenue	93,302 --------	92,322 --------

BENEFITS AND EXPENSES
Interest credited to policyholders	39,053	37,817
Claims incurred and other policyholder benefits	12,905	9,690
Taxes, licenses and fees	(192)	3,626
Commissions	19,243	35,043
Broker/dealer commission expense	6,918	6,841
Operating expenses	11,982	17,814
Deferral of insurance acquisition costs	(20,952)	(37,718)
Amortization of deferred insurance acquisition costs	11,513	6,909
Amortization of value of business acquired	3,449	3,448
Amortization of other intangible assets	190 --------	190 --------

Total benefits and expenses	84,109 --------	83,660 --------

Income before income tax expense	9,193	8,662

Income tax expense (benefit)
Current	(10,771)	2,617
Deferred	14,190 --------	(1,223) --------

Total income tax expense	3,419 --------	1,394 --------
Net income before cumulative effect of accounting change	5,774	7,268
Cumulative effect of accounting change, net of tax	- --------	(21,907) --------

Net income (loss)	$ 5,774 ========	$ (14,639) ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31 --------------------
	2003 -------	2002 ------
Net income (loss)	$5,774	$ (14,639)
Other comprehensive income (loss), before tax: Unrealized holding gains (losses) on investments arising during period:
Unrealized holding gains (losses) on investments	25,047	(33,700)
Adjustment to value of business acquired	(254)	1,656
Adjustment to deferred insurance acquisition costs	(8,213) --------	9,156 --------

Total unrealized holding gains (losses) on investments arising during period	16,580 --------	(22,888) -------

Less reclassification adjustments for items included in net income (loss):
Adjustment for losses included in realized investment results	5,122	7,127
Adjustment for amortization of premium on fixed maturities securities included in net investment income	(5,228)	(1,527)
Adjustment for (gains) losses included in amortization of value of business acquired	39	(102)
Adjustment for (gains) losses included in amortization of deferred insurance acquisition costs	(2,181) -------	1,941 -------

Total reclassification adjustments for items included in net income (loss)	(2,248) -------	7,439 --------

Other comprehensive income (loss), before related income tax expense (benefit)	18,828	(30,327)

Related income tax expense (benefit)	6,590 --------	(9,105) --------

Other comprehensive income (loss), net of tax	12,238 --------	(21,222) --------

Comprehensive income (loss)	$18,012 =========	$(35,861) ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31 -------------------
	2003 --------	2002 -------
Cash flows from operating activities
Net income (loss)	$ 5,774	$ (14,639)
Reconciliation of net income to net cash flow from operating activities:
Realized investment (gains) losses	(3,160)	1,294
Interest credited and other charges	44,924	39,601
Deferred insurance acquisition costs, net	(9,439)	(30,809)
Amortization of value of business acquired	3,449	3,448
Amortization of net discount/premium on investments	5,228	1,527
Amortization of other intangible assets	190	190
Deferred income taxes	12,776	(1,223)
Net change in current federal income taxes	(10,969)	12,694
Benefits and premium taxes due related to separate account business-owned life insurance	(12,103)	(17,353)
Funds withheld account transfer	-	(222,500)
Cumulative effect of accounting change, net of tax	-	21,907
Other, net	(5,271) ----------	(48,117) ----------

Net cash flow from operating activities	31,399 ----------	(253,980) ----------

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	75,030	52,887
Fixed maturity securities sold prior to maturity	496,273	476,941
Mortgage loans, policy loans and other invested assets	23,397	16,900
Cost of investments purchased or loans originated: Fixed maturity securities	(667,561)	(390,537)
Mortgage loans, policy loans and other invested assets	(10,477)	(13,911)
Short-term investments, net	(33,799)	124,736
Net change in receivable and payable for securities transactions	35,857	21,538
Net change in other assets	334 ----------	538 ---------

Net cash from investing activities	(80,946) ----------	289,092 ---------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31 -------------------
	2003 --------	2002 -------
Cash flows from financing activities Policyholder account balances:
Deposits	145,255	122,024
Withdrawals	(62,529)	(205,104)
Capital contribution	1,415	-
Cash overdrafts	1,764 ---------	2,445 ---------

Net cash from financing activities	85,905 ---------	(80,635) ---------

Net increase (decrease) in cash	36,358	(45,523)
Cash, beginning of period	47,436 ----------	57,374 ---------

Cash, end of period	$ 83,794 ==========	$ 11,851 =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1.

Kemper Investors Life Insurance Company is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states, except New York. Zurich Life Insurance Company of New York is a wholly-owned subsidiary that is licensed in the State of New York.  Kemper Investors Life Insurance Company and its subsidiaries (collectively, "KILICO" or "the Company"), are wholly-owned by Kemper Corporation ("Kemper"), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Holding Company of America (“ZHCA”), a holding company.  ZHCA is a wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS”), a Swiss holding company.

2.

In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the 2002 Annual Report on Form 10-K.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

3.

The Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life ("ZL").

Prior to 2002, the Company had managed its operations along Strategic Business Units (“SBUs”). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life’s SBUs crossed legal entity lines, as certain similar products are sold by more than one legal entity and/or through more than one distribution channel.

In 2002 and 2001, after extensive review of its product portfolio, the Company exited the high net worth business and the individual variable universal life product line due to lack of scale and profitability. In addition, the Company chose not to build out a separate marketing and wholesaling group to exclusively target the bank distribution channel. The Company has and will continue to assess the various markets in which it operates as well as its product offerings in each such market.

In 2002, the Company’s management team shifted its financial focus from SBU performance to a line of business performance within each legal entity. The SBUs are now primarily responsible for market management, including distribution management, product design, sales and marketing.

The Company has two primary operating segments, life insurance and annuities, that offer different types of products and services.  These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, the Company uses the caption “net operating income” as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes, from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, effective January 1, 2002.

(in thousands)	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$ 16,153	$ 73,989	$ 90,142	$ 16,954	$ 76,662	$ 93,616

Operating income before tax expense and cumulative effect of accounting change	$ 5,037	$ 996	$ 6,033	$ 1,483	$ 8,473	$ 9,956
Income tax expense	1,795	518	2,313	62	1,785	1,847
Net operating income before cumulative effect of accounting change	$ 3,242	$ 478	$ 3,720	$ 1,421	$ 6,688	$ 8,109
Cumulative effect of accounting change, net of tax	-	-	-	-	(21,907)	(21,907)
Net operating income (loss)	$ 3,242	$ 478	3,720	$ 1,421	$ (15,219)	$ (13,798)

Goodwill	$ -	$ -	$ -	$ 32,832	$ 123,679	$ 156,511
Total assets	$10,008,869	$8,810,076	$18,818,945	$8,648,813	$9,689,988	$18,338,801
Total reserve for policyholder benefits in the general account	$ 875,808	$3,437,886	$ 4,313,694	$ 627,481	$2,956,514	$ 3,583,995
Total Separate Account Liabilities	8,963,640	4,489,363	13,453,003	7,897,319	5,807,489	13,704,808
Total reserve for policyholder benefits	$ 9,839,448	$7,927,249	$17,766,697	$8,524,800	$8,764,003	$17,288,803

The following table reconciles the Company’s net operating income (loss) to its net income loss:

(in thousands)	Three Months Ended March 31,
	2003	2002

Total net operating income (loss), per above	$ 3,720	$ (13,798)
Realized investment gains (losses), net of tax	2,054	(841)
Net income (loss)	$ 5,774	$ (14,639)

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded net income of $5.8 million in the first three months of 2003, compared with a net loss of $14.6 million for the first three months of 2002.

The following table reflects the components of net income (loss):

Net income (loss)

(in millions)

	Three Months Ended March 31 -------------------
	2003 -------	2002 -------
Operating earnings before goodwill impairment and amortization of definite- lived intangible assets	$ 3.9	$ 8.3
Goodwill impairment	-	(21.9)
Amortization of definite-lived intangible assets	(.2)	(.2)
Realized capital gains (losses), net of tax	2.1 -----	(.8) -----
Net income (loss)	$ 5.8 =====	$(14.6) =====

The following table reflects the major components of net realized capital gains and losses included in net income (loss):

Net realized capital gains (losses)
(in millions)

	Three Months Ended March 31 -------------------
	2003 -------	2002 -------
Fixed maturity securities	$ 5.6	$ 3.7
Fixed maturity writedowns	(2.4)	(5.0)
Realized investment gains (losses)	3.2	(1.3)
Income tax expense (benefit)	1.1	(.5)
Net realized capital gains (losses)	$ 2.1	$ (.8)

The 2003 realized results include $5.6 million of net gains from securities sold during the period.  The $2.4 million of writedowns are related to other-than-temporary declines in value of certain securities, primarily certain airline issuers.

The $21.9 million in goodwill impairment in 2002, resulted from the implementation of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, issued in July 2001.  SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 required that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level. The Company’s goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed an impairment of $21.9 million was recorded in the annuities segment, retroactive to January 1, 2002, the effective date of SFAS 142.

In September 2002, the board of directors of our indirect, 100% shareholder, Zurich Financial Services Group (“the Group”), approved a plan designed to improve the profitability of the Group and its subsidiaries.  Under this plan, the Group considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan is the goodwill associated with the acquisition of the Zurich Life companies.  As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002.

Operating earnings before goodwill impairment and amortization of definite-lived intangible assets resulted in a gain of $3.9 million for the first three months of 2003, compared with $8.3 million in the first three months of 2002. This decrease was primarily due to:

*

a decrease in spread revenue (net investment income less interest credited to policyholders),

*

a decrease in separate account fees and charges due to continued equity market declines,

*

an increase in claims incurred and other policyholder benefits, primarily due to an increase in variable annuity guaranteed benefits and related reserves resulting from the continued decline in the stock market, and

*

an increase in the amortization of deferred insurance acquisition costs,

offset by

*

an increase in other income,

*

a decrease in taxes, licenses and fees, and

*

a decrease in commissions and operating expenses, net of the deferral of insurance acquisition costs.

Sales and reinsurance assumed
(in millions)

Three Months Ended March 31 -------------------
	2003 -------	2002 -------
Annuities:
Variable	$ 114.9	$ 485.6
Fixed	106.3 -------	24.3 -------
Total annuities	221.2 -------	509.9 -------

Life insurance:
Separate account business-owned life insurance ("BOLI")	40.9	138.5
Separate account variable universal life insurance	2.7	4.9
Term life	1.1	.7
Interest-sensitive life	.2 -------	.3 -------
Total life	44.9 -------	144.4 -------
Total sales	$ 266.1 =======	$ 654.3 =======

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. For variable annuity deposits we receive administrative fee revenue and on variable life insurance contracts we collect cost of insurance charges. For fixed-rate annuity business we manage spread revenue, defined as investment income less interest credited to policyholders.

Variable annuity deposits, including deposits under the fixed account option, decreased $370.7 million in the first three months of 2003, compared with the first three months of 2002. The decrease is primarily due to lower sales of our DestinationsSM product. In the fourth quarter of 2001, we discontinued offering the guaranteed retirement income benefit (“GRIB”) option with the DestinationsSM product due to the continued decline in the stock market and, in the first quarter of 2003, we discontinued all new sales of DestinationsSM. We will, however, continue to receive additional deposits.

The GRIB is an optional benefit to the DestinationsSM variable annuity. For an additional asset-based fee it allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of:

*

the contract value (account value)

*

the greatest anniversary value before the exercise (annuitization) date, or

*

purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

Fixed annuity deposits increased $82.0 million in the first three months of 2003, compared with the first three months of 2002, primarily due to continued strong sales of our Zurich Classic II fixed annuity product. In the first quarter of 2003, our wholly-owned subsidiary, Zurich Life Insurance Company of New York, began sales of the Zurich Classic II product in the State of New York.

BOLI deposits decreased $97.6 million in the first quarter of 2003, compared with the same period in 2002. Due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales, the level of BOLI sales can fluctuate, sometimes significantly, between periods.  Continued maturation of the BOLI market and company ratings can also affect the level of BOLI sales.

Assets under management
(in millions)

	March 31 2003 ----------	December 31 2002 ----------	March 31 2002 ----------
General account	$ 4,113.2	$ 3,930.9	$ 3,466.5
Separate account – BOLI	8,885.9	8,769.6	7,797.8
Separate account - non BOLI	4,567.1 -------	4,777.8 --------	5,907.0 --------
Total	$ 17,566.2 =======	$ 17,478.3 ========	$ 17,171.3 ========

Total assets under management increased $87.9 million from December 31, 2002, to March 31, 2003, primarily reflecting the volume of sales in the first quarter of 2003. Total assets under management are also affected by equity market and interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year.

Spread revenue decreased in the first three months of 2003, compared with the same period in 2002. Investment income decreased primarily due to the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment. Also contributing to the decrease is the loss of investment income earned on the BOLI funds withheld account (“FWA”).  During the first quarter of 2002, we amended our BOLI reinsurance agreement with Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25,2002, approximately $222.5 million of invested assets were transferred to the trust account. The trust account is not reflected in our consolidated financial statements but is included in ZICBB’s financial statements.

Interest credited increased in the first three months of 2003, compared with the same period in 2002, mainly due to higher average policyholder account balances, somewhat offset by lower average interest crediting rates.

Separate account fees and charges
(in millions)

	Three Months Ended March 31 -------------------
	2003 -----	2002 -----

Separate account fees on non-BOLI variable life and annuities	$ 19.7	$ 22.0
BOLI cost of insurance charges and fees – direct	40.1	43.2
BOLI cost of insurance charges and fees- ceded (1)	(37.9)	(41.9)
BOLI premium tax expense loads (2)	.4 -----	1.9 -----
Total	$ 22.3 =====	$ 25.2 =====

-----------------------------------------------

(1) Includes $.7 million of cost of insurance charges
    ceded, related to appreciation of the BOLI funds withheld account for the three months ended March 31, 2002.

(2) There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities decreased in the first three months of 2003, compared with the first three months of 2002, primarily due to the decline in the stock market, as the fees are primarily asset-based.

Net BOLI cost of insurance charges and fees increased $0.9 million in the first three months of 2003, compared with 2002.  The increase is primarily  related to the transfer of the assets supporting the FWA to a trust.  Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA. In addition, subsequent to the transfer, we received an increase in asset management fees in conjunction with the amended reinsurance agreement in 2002, as previously discussed.

Other income increased $2.5 million in the first three months of 2003, compared with the same period in 2002. The increase was primarily due to the non-recurrence of separate account trading losses that occurred in the first quarter of 2002. The high volume of variable annuity sales and the subsequent investment of customer funds during periods of significant stock market volatility caused these losses in 2002.

Policyholder surrenders, withdrawals and death benefits
(in millions)

Three Months Ended March 31 -------------------
	2003 --------	2002 --------
General account	$ 82.1	$ 92.4
Separate account	161.4 ------	110.7 ------

Total	$ 243.5 ======	$ 203.1 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $10.3 million in the first three months of 2003, compared with the first three months of 2002, as policyholders opted for the relatively safer investment options offered by the general account.

Separate account surrenders, withdrawals and death benefits increased $50.7 million in the first three months of 2003, compared with the first three months of 2002, as investors sought more stable returns during a period of stock market volatility.

Claims incurred and other policyholder benefits increased $3.2 million for the period ended March 31, 2003, compared with the same period in 2002.  The increase is primarily due to an increase in policyholder reserves for guaranteed minimum death benefits (“GMDB”) and GRIB on certain of our variable annuity contracts due to increasing variable annuity business in-force and a lower stock market. We reserve for death benefit guarantees in our variable annuities. For policies that were deemed to have elected annuitization, GRIB reserves have been established to cover the present value of future benefits in excess of account value. A further decline in the stock market would have the impact of increasing these GMDB and GRIB reserves. Conversely, a rally in the stock market would generally have the impact of decreasing these reserves.

Pursuant to accounting principles generally accepted in the United States of America, no additional liabilities for future policy benefits related to guaranteed living benefits have been established for policies that have not been deemed to have elected annuitization.  However, a number of accounting exposure drafts on this subject have been circulated for comment. While these exposure drafts have varied significantly in terms of recognizing future policy liabilities for guaranteed living benefits, it appears some form of recognition will be forthcoming. As a result, recognition of future policy benefits for GRIB in future periods could vary significantly from amounts recorded as of March 31, 2003.

Taxes, licenses and fees decreased in the first quarter of 2003, compared with the same period in 2002, primarily due to the decrease in BOLI premiums.

Commissions and operating expenses, net of the deferral of insurance acquisition costs, decreased in the first three months of 2003, compared with the first three months of 2002. The decrease is primarily due to a decrease in operating expenses. The decrease in operating expenses was mainly attributable to exiting certain lines of business and a significant focus on operations and IT re-engineering and expense reductions.

The increase in the amortization of deferred insurance acquisition costs (“DAC”) is primarily due to a decrease in future estimated gross profits (“EGPs”) which is caused by the decline in the stock market in the first quarter of 2003. The S&P 500 declined 3.6% through March 31, 2003 and was relatively flat during the first quarter of 2002. The decline in the stock market resulted in depreciation in the separate account assets, which reduces asset-based separate account fees and future EGPs. The level of realized gains on the post-purchase (i.e., after January 4, 1996) investment portfolio in the first quarter of 2003, compared to realized losses in the first quarter of 2002, also increased DAC amortization year over year. Realized capital gains increase current gross profits, decreasing future estimated gross profits, and accelerates amortization in the current period. Realized capital losses decrease current gross profits, increasing future estimated gross profits, and defers amortization into future periods.

Operations by Business Segment

As previously discussed in the footnotes, the Company, Federal Kemper Life Assurance Company ("FKLA"), Zurich Life Insurance Company of America ("ZLICA"), and Fidelity Life Association ("FLA"), operate under the trade name Zurich Life ("ZL").

We have two primary operating segments, life insurance and annuities, that offer different types of products and services.  These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, we use the caption “net operating income” as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to reflect the adoption of FAS 142, effective January 1, 2002.

(in thousands)	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$ 16,153	$ 73,989	$ 90,142	$ 16,954	$ 76,662	$ 93,616

Operating income before tax expense and cumulative effect of accounting change	$ 5,037	$ 996	$ 6,033	$ 1,483	$ 8,473	$ 9,956
Income tax expense	1,795	518	2,313	62	1,785	1,847
Net operating income before cumulative effect of accounting change	$ 3,242	$ 478	$ 3,720	$ 1,421	$ 6,688	$ 8,109
Cumulative effect of accounting change, net of tax	-	-	-	-	(21,907)	(21,907)
Net operating income (loss)	$ 3,242	$ 478	3,720	$ 1,421	$ (15,219)	$ (13,798)

Goodwill	$ -	$ -	$ -	$ 32,832	$ 123,679	$ 156,511
Total assets	$10,008,869	$8,810,076	$18,818,945	$8,648,813	$9,689,988	$18,338,801
Total reserve for policyholder benefits in the general account	$ 875,808	$3,437,886	$ 4,313,694	$ 627,481	$2,956,514	$ 3,583,995
Total Separate Account Liabilities	8,963,640	4,489,363	13,453,003	7,897,319	5,807,489	13,704,808
Total reserve for policyholder benefits	$ 9,839,448	$7,927,249	$17,766,697	$8,524,800	$8,764,003	$17,288,803

Total operating revenues for the life insurance segment decreased $0.8 million in the first three months of 2003, compared with the same period in 2002, primarily due to a decrease in investment income, as previously discussed. Total operating revenues for the annuities segment decreased $2.7 million in the first three months of 2003, compared with the same period in 2002, primarily due to a decrease in investment income, as previously discussed.

The decrease in investment income for both segments is mainly due to the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment, as previously discussed.

Net operating income, before the cumulative effect of an accounting change, for the life insurance segment increased $1.8 million for the first three months of 2003, compared with the same period in 2002. The increase is primarily attributable to lower claim experience and lower operating expenses in the first three months of 2003, compared with the same period in 2002, as previously discussed.

Net operating income, before goodwill impairment and cumulative effect of an accounting change, for the annuities segment decreased $6.2 million for the first three months of 2003, compared to the same period in 2002. The decrease is primarily due to the decrease in spread revenue, the increase in variable annuity guaranteed benefits and related reserves, and the increase in amortization of deferred acquisition costs, as previously discussed.

Reconciliation of Non-GAAP Information

The following table reconciles our sales with premium revenue, as reported in our Consolidated Statements of Operations:

(in millions)
	Three Months Ended March 31,
	2003	2002

Total sales as previously reported	$ 266.1	$ 654.3
Reclass deposit-type premiums to balance sheet	(265.1)	(653.7)
Ceded premium	(.6)	(.4)
Premium revenue, per the Consolidated Statement of Operations	$ .4	$ .2

As previously discussed, the significant decline in sales is primarily due to management’s decision in 2001 to discontinue offering the GRIB option on our DestinationsSM product. Also contributing to the decline in sales is the decrease in BOLI deposits received, as previously discussed.

The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other benefits, as reported in our Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, ------------------
Total policyholder surrenders, withdrawals and death benefits as previously reported	$ 243.5	$203.1
Reclass deposit-type surrenders, withdrawals and death benefits to balance sheet	(237.0)	(197.2)
Add increase in reserves	5.9	2.5
Add interest on benefits and other	0.5	1.3
Claims incurred and other benefits, per the Consolidated Statement of Operations	$12.9	$9.7

Premiums paid by and benefits paid to policyholders related to annuity and certain life insurance products are treated as investment contract deposits and payments, respectively, per accounting principles generally accepted in the United States of America (“GAAP”). Premiums are treated as deposits (increases) to policyholders’ account balances and benefits are treated as payments from policyholders’ account balances.

Due to combining several categories on our GAAP Consolidated Statements of Operations, two additional items are shown above in the reconciliation.

The increase in reserves primarily represents estimated future guaranteed policyholder benefits. Interest on benefits and other is primarily interest that accrues on annuity and death benefits before pending claims are settled.

Critical Accounting Policies

Our Management’s Discussion and Analysis is based upon our consolidated financial statements that have been prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expenses could differ from the estimates reported in the financial statements. We evaluate our estimates periodically, including those related to investments, DAC, value of business acquired and future policy benefits.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements.

Investments – All fixed maturity investments are reviewed monthly for impairment. We use a market value to book value test, along with a “watch list” prepared by our external asset managers. We use this information to analyze securities for possible write-downs. If an impairment is determined to be other-than-temporary, the issue is written down to its net realizable value during the current fiscal quarter. In addition, upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, the issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered temporary, would be analyzed for possible write-down. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

For our securitized financial assets, we recognize an impairment loss if the fair value of the security is below book value and there was an adverse change in expected future cash flows since the most recent (prior) estimation date.

DAC – The level of operating expenses that can be deferred is a significant factor in our reported profitability in any given period. Also, DAC amortization is affected by changes in future estimated gross profits (“EGPs”) principally related to investment results, separate account fees, expected market rates of return, lapse rates and anticipated surrender charges. Changes in EGPs and the corresponding impacts on DAC amortization are reflected in earnings in the period such EGPs are reprojected.

Value of Business Acquired - The value of business acquired reflects the estimated fair value of our life insurance business in force as of January 4, 1996, and represents the portion of the cost to acquire the Company that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. Such value is the present value of the actuarially projected cash flows for the acquired policies.

The value of the business acquired is amortized over the estimated contract life of the business acquired in relation to the present value of EGPs using current assumptions and a discount rate equal to the liability or contract rate on the business acquired. As with DAC, amortization of the value of business acquired may be affected by changes in EGPs. The impact of any changes in EGPs will be reflected in earnings in the period such EGPs are reprojected.

Future Policy Benefits - Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period less withdrawals and fees charged. For contracts that have annuitized, the liabilities are equal to the present value of future payments. A liability has been established for guaranteed death benefits in excess of account values (“GMDB”). Reserves for GRIB have been established to cover the present value of future benefits in excess of account value for policies that were deemed to have elected annuitization. Both GMDB and GRIB reserves are based on models that involve numerous estimates and subjective judgments, including expected market rates of return and mortality experience.

INVESTMENTS

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

*

our evaluation of risk and return in various markets,

*

the interest rate environment,

*

liability durations, and

*

changes in market and business conditions.

Invested assets and cash
(in millions)

	March 31, 2003 -------------------		December 31, 2002 -------------------
Cash and short-term investments	$ 118	2.9%	$ 47	1.2%
Fixed maturity securities:
Investment grade
NAIC (1) Class 1	2,492	60.6	2,442	62.1
NAIC (1) Class 2	957	23.3	881	22.4
Below investment grade:
Performing	88	2.1	95	2.4
Non-Performing	3	0.0	3	0.0
Equity securities	59	1.4	59	1.5
Joint venture mortgage loans	119	2.9	114	2.9
Third-party mortgage loans	57	1.4	58	1.5
Other real estate-related investments	6	0.1	6	0.2
Policy loans	212	5.2	224	5.7
Other	2 ------	0.1 ------	2 ------	0.1 ------
Total	$ 4,113 ======	100.0% ======	$ 3,931 ======	100.0% ======

-----------------------------------------------------

(1)

National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturity securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense. The after-tax aggregate unrealized appreciation on fixed maturity securities at March 31, 2003 was $85.8 million. The aggregate unrealized appreciation on fixed maturity securities at December 31, 2002 was $69.5 million. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At March 31, 2003, investment-grade fixed maturity securities, cash and short-term investments accounted for 86.8 percent of invested assets and cash, compared with 85.7 percent at December 31, 2002.

At March 31, 2003, approximately 14.7 percent of investment-grade fixed maturity securities were residential mortgage-backed securities, down from 16.2 percent at December 31, 2002.  Approximately 7.7 percent of investment-grade fixed maturity securities were commercial mortgage-backed securities at March 31, 2003 compared with 6.3 percent at December 31, 2002.

Approximately 7.1 percent of the investment-grade fixed maturity securities at March 31, 2003 consisted of asset-backed securities, compared with 7.3 percent at December 31, 2002. The majority of investments in asset-backed securities were backed by home equity loans, manufactured housing loans, collateralized loan and bond obligations and automobile loans.

Real estate-related investments

The $181.9 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.4 percent of cash and invested assets at March 31, 2003, compared with $177.7 million, or 4.6 percent, at December 31, 2002.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper Corporation and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $107.5 million at March 31, 2003. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. While efforts continue on obtaining numerous approvals and permits, various local permits are/may be required in addition to the state and federal permits.  This venture also contains uncertainty due to the difficulty of completing water projects in California and current fiscal difficulties being experienced by the state.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $10.6 million at both March 31, 2003 and December 31, 2002. Loans on nonaccrual status, after reserves and write-downs, amounted to $5.0 million at both March 31, 2003 and December 31, 2002.

Net investment income

Pre-tax net investment income totaled $56.4 million in the first three months of 2003, compared with $59.9 million in the first three months of 2002. Investment income was adversely impacted in 2003 and 2002 by the declining interest rate environment.

Total foregone investment income before tax on nonaccrual real estate-related investments, nonperforming fixed maturity securities, and certain other invested assets was as follows:

Three Months Ended March 31 --------------------
	2003 --------	2002 --------
Real estate-related investments	$ .2	$ .3
Fixed maturities	-	.3
Other	- ------	.4 ------
Total	$ .2 ======	$ 1.0 ======

Foregone investment income is primarily due to certain real estate-related  investments that have been placed on nonaccrual status, bonds that are in default and a leveraged lease covering two aircraft leased by United Airlines. Any increase in nonperforming securities and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results.

Interest rates

In the first three months of 2003, the Federal Open Market Committee met two times but left interest rates unchanged.  Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholders’ account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing investments or investments sold from a large, publicly traded investment portfolio.

We also continuously monitor capital resources.  Our total adjusted capital and surplus (statutory accounting basis) is compared with required capital under the National Association of Insurance Commissioners risk-based capital (“RBC”) approach.  During the first quarter of 2003 our RBC ratio declined due to losses on a statutory accounting basis, but is still safely above the level that would require regulatory action.  One source of the decline in the capital ratio has been the requirement to establish additional reserves for guarantees on the DestinationsSM product.  These reserves are driven by the decline in the stock market.  Further market declines will require establishment of additional reserves. Conversely, a rally in the stock market would generally have the impact of decreasing these reserves. We monitor capital resources very closely and mitigation strategies have been and will be put in place should further market declines continue.

Ratings

We receive a rating from Standard & Poor’s (“S&P”) that is not considered a “group” rating. At March 31, 2003, our rating is “A+” with a negative outlook.

We share our A.M. Best rating with Zurich Financial Services (“ZFS”). Our financial strength rating at March 31, 2003 is “A” (Excellent) with a positive outlook.

We have a rating from Moody’s Investors Service (“Moody’s”) that is not considered a “group” rating, so our rating is not shared with ZFS. Our Moody’s rating is A2 at March 31, 2003 and is currently on CreditWatch for possible downgrade.

PART II.

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

         Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures.  Our Chief Executive Officer, Gale K. Caruso, and our Chief Financial Officer, Frederick L. Blackmon, have reviewed and evaluated our disclosure controls and procedures as of
May 5, 2003 and have concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since May 5, 2003.

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

(a)

REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the three months ended March 31, 2003.

Kemper Investors Life Insurance Company and Subsidiaries
FORM 10-Q
For the fiscal period ended March 31, 2003
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date:	May 14, 2003	By: /s/GALE K. CARUSO ---------------------------------- Gale K. Caruso President, Chief Executive Officer and Director

Date:	May 14, 2003	By: /s/FREDERICK L. BLACKMON --------------------------------- Frederick L. Blackmon Executive Vice President, Chief Financial Officer and Director

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

Date:   May 14, 2003

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

Date:   May 14, 2003

/s/ FREDERICK L. BLACKMON

Frederick L. Blackmon

Chief Financial Officer

                                                                                                                                             Exhibit 99.1

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gale K. Caruso, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

              Dated:  May 14, 2003

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

Certification of CFO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick L. Blackmon, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

             Dated:  May 14, 2003

                                /s/FREDERICK L. BLACKMON

Frederick L. Blackmon

                                Chief Financial Officer

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.