Form 10-Q
period 2003-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2003-08-14
CIK 351754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003.

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

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Consolidated Balance Sheets -

  June 30, 2003 and December 31, 2002

3

Consolidated Statements of Operations -

  Six months and three months ended June 30, 2003 and 2002

5

Consolidated Statements of Comprehensive Income (Loss)-

  Six months and three months ended June 30, 2003 and 2002

6

Consolidated Statements of Cash Flows -

  Six months ended June 30, 2003 and 2002

7

Notes to Consolidated Financial Statements

9

Management's Discussion and Analysis

  Results of Operations

11

  Investments

22

  Liquidity and Capital Resources

24

Controls and Procedure

26

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a vote of Security Holders

27

ITEM 6. Exhibits and Reports on Form 8-K

28

Signatures

29

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30 2003 (unaudited) ------------	December 31 2002 -----------
ASSETS
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: June 30, 2003, $3,464,149; December 31, 2002, $3,313,920)	$ 3,665,489	$ 3,420,773
Equity securities, at fair value (cost: June 30, 2003 and December 31, 2002, $52,627)	62,107	58,615
Short-term investments	46,866	-
Joint venture mortgage loans	119,355	114,061
Third-party mortgage loans	56,891	57,985
Other real estate-related investments	5,495	5,645
Policy loans	214,693	223,888
Other invested assets	2,320 ----------	2,491 ----------

Total investments	4,173,216	3,883,458

Cash	23,946	47,436
Accrued investment income	151,863	148,549
Reinsurance recoverable	472,284	433,566
Deferred insurance acquisition costs	422,358	431,915
Value of business acquired	49,105	53,600
Other intangible assets	5,122	5,502
Deferred income taxes	46,083	73,228
Federal income tax receivable	-	11,232
Fixed assets Other assets and receivables	2,576 29,812	3,179 27,241
Assets held in separate accounts	14,204,713 ----------	13,547,376 -----------

Total assets	$ 19,581,078 ===========	$ 18,666,282 ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits	$ 4,304,673	$ 4,111,063
Other policyholder benefits and funds payable	220,370	203,159
Other accounts payable and liabilities	42,716	80,905
Liabilities related to separate accounts	14,204,713 -----------	13,547,376 -----------

Total liabilities	18,772,472 -----------	17,942,503 -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)

	June 30 2003 (unaudited) ------------	December 31 2002 -----------
Commitments and contingent liabilities	-	-
Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares; outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	847,432	841,633
Accumulated other comprehensive income	109,323	54,009
Retained deficit	(150,649) -----------	(174,363) -----------

Total stockholder's equity	808,606 -----------	723,779 -----------

Total liabilities and stockholder's equity	$19,581,078 ===========	$18,666,282 ===========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Six Months Ended June 30 --------------------		Three Months Ended June 30 --------------------
	2003 ------	2002 -----	2003 -----	2002 -----
REVENUE
Net investment income	$111,065	$115,901	$54,624	$56,048
Realized investment gains	4,925	10,418	1,765	11,712
Premium income	554	410	119	220
Separate account fees and charges	47,869	51,923	25,597	26,686
Broker/dealer commission revenue	13,533	14,524	6,432	7,601
Other income	8,167 --------	4,316 --------	4,274 --------	2,903 --------

Total revenue	186,113 --------	197,492 --------	92,811 --------	105,170 --------

BENEFITS AND EXPENSES
Interest credited to policyholders	79,625	76,354	40,572	38,537
Claims incurred and other policyholder benefits	8,091	22,973	(4,814)	13,283
Taxes, licenses and fees	(3,860)	5,466	(3,668)	1,840
Commissions	30,056	47,151	10,813	12,108
Broker/dealer commission expense	13,422	14,349	6,504	7,508
Operating expenses	21,672	35,299	9,690	17,485
Deferral of insurance acquisition costs	(33,479)	(54,661)	(12,527)	(16,943)
Amortization of deferred insurance acquisition costs	30,594	19,955	19,081	13,046
Amortization of value of business acquired	2,822	9,658	(627)	6,210
Amortization of other intangible assets	379 --------	379 --------	189 --------	189 --------

Total benefits and expenses	149,322 --------	176,923 --------	65,213 --------	93,263 --------

Income before income tax expense	36,791	20,569	27,598	11,907

Income tax expense (benefit)
Current	15,716	6,177	26,487	3,560
Deferred	(2,639) --------	(883) --------	(16,829) --------	340 --------

Total income tax expense	13,077 --------	5,294 --------	9,658 --------	3,900 --------
Net income before cumulative effect of accounting change	23,714	15,275	17,940	8,007
Cumulative effect of accounting change, net of tax	- --------	(21,907) --------	- --------	- -------

Net income (loss)	$ 23,714 ========	$ (6,632) ========	$ 17,940 ========	$ 8,007 ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
	2003 -----	2002 -----	2003 -----	2002 ----
Net income (loss)	$23,714	$ (6,632)	$17,940	$ 8,007
Other comprehensive income (loss), before tax: Unrealized holding gains (losses) on investments arising during period:
Unrealized holding gains on investments	95,198	18,027	70,151	51,727
Adjustment to value of business acquired	(1,677)	(184)	(1,423)	(1,840)
Adjustment to deferred insurance acquisition costs	(14,505) --------	(1,241) --------	(6,292) --------	(10,397) --------

Total unrealized holding gains on investments arising during period	79,016 --------	16,602 -------	62,436 --------	39,490 -------

Less reclassification adjustments for items included in net income (loss):
Adjustment for losses included in realized investment results	6,612	20,615	1,490	13,488
Adjustment for amortization of premium on fixed maturities securities included in net investment income	(10,630)	(2,823)	(5,402)	(1,296)
Adjustment for gains included in amortization of value of business acquired	(4)	(428)	(43)	(326)
Adjustment for (gains) losses included in amortization of deferred insurance acquisition costs	(2,061) -------	(520) -------	121 -------	(2,461) -------

Total reclassification adjustments for items included in net income (loss)	(6,083) -----	16,844 --------	(3,834) ------	9,405 --------

Other comprehensive income (loss), before related income tax expense (benefit)	85,099	(242)	66,270	30,085

Related income tax expense (benefit)	29,785 --------	(194) --------	23,195 --------	8,911 --------

Other comprehensive income (loss), net of tax	55,314 --------	(48) --------	43,075 --------	21,174 --------

Comprehensive income (loss)	$79,028 =========	$(6,680) ========	$61,015 =========	$29,181 ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30 -------------------
	2003 --------	2002 -------
Cash flows from operating activities
Net income (loss)	$ 23,714	$ (6,632)
Reconciliation of net income (loss) to net cash flow from operating activities:
Realized investment gains	(4,925)	(10,418)
Interest credited and other charges	75,307	86,257
Deferred insurance acquisition costs, net	(2,885)	(34,706)
Amortization of value of business acquired	2,822	9,658
Amortization of net discount/premium on investments	10,630	2,823
Amortization of other intangible assets	379	379
Deferred income taxes	(2,639)	(883)
Net change in current federal income taxes	12,984	7,961
Benefits and premium taxes due related to separate account business-owned life insurance	(21,789)	(6,811)
Funds withheld account transfer	-	(222,500)
Cumulative effect of accounting change, net of tax	-	21,907
Payable to affiliates	(812)	(17,619)
Other, net	791 ----------	(32,644) ----------

Net cash flow from operating activities	93,577 ----------	(203,228) ----------

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	208,749	102,680
Fixed maturity securities sold prior to maturity	763,351	1,196,411
Mortgage loans, policy loans and other invested assets	38,188	38,001
Cost of investments purchased or loans originated: Fixed maturity securities	(1,127,975)	(966,983)
Mortgage loans, policy loans and other invested assets	(27,893)	(26,935)
Short-term investments, net	(46,866)	151,308
Net change in receivable and payable for securities transactions	(10,828)	(181,904)
Net change in other assets	604 ----------	1,094 ---------

Net cash from investing activities	(202,670) ----------	313,672 ---------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30 -------------------
	2003 --------	2002 -------
Cash flows from financing activities Policyholder account balances:
Deposits	226,214	212,011
Withdrawals	(146,603)	(360,866)
Capital contribution	5,798	-
Cash overdrafts	194 ---------	179 ---------

Net cash from financing activities	85,603 ---------	(148,676) ---------

Net increase (decrease) in cash	(23,490)	(38,232)
Cash, beginning of period	47,436 ----------	57,374 ---------

Cash, end of period	$ 23,946 ==========	$ 19,142 =========

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

(in thousands)	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$ 33,724	$ 147,464	$ 181,188	$ 36,423	$ 150,651	$ 187,074

Operating income before tax expense and cumulative effect of accounting change	$ 12,244	$ 19,622	$ 31,866	$ 7,074	$ 3,076	$ 10,150
Income tax expense (benefit) on operations	4,279	7,074	11,353	2,602	(955)	1,647
Net operating income before cumulative effect of accounting change	$ 7,965	$ 12,548	$ 20,513	$ 4,472	$ 4,031	$ 8,503
Cumulative effect of accounting change, net of tax	-	-	-	-	(21,907)	(21,907)
Net operating income (loss)	$ 7,965	$ 12,548	$ 20,513	$ 4,472	$ (17,876)	$ (13,404)

Goodwill	$ -	$ -	$ -	$ 32,832	$ 123,679	$ 156,511
Total assets	$10,222,349	$9,358,729	$19,581,078	$8,821,845	$9,083,512	$17,905,357
Total reserve for policyholder benefits in the general account	$ 846,272	$3,458,401	$ 4,304,673	$ 623,011	$2,960,952	$ 3,583,963
Total separate account liabilities	9,194,118	5,010,595	14,204,713	8,052,282	5,200,513	13,252,795
Total reserve for policyholder benefits	$10,040,390	$8,468,996	$18,509,386	$8,675,293	$8,161,465	$16,836,758

The following table reconciles the Company’s net operating income (loss) to its net income (loss):

(in thousands)	Six Months Ended June 30,
	2003	2002

Total net operating income (loss), per above	$ 20,513	$ (13,404)
Realized investment gains, net of tax	3,201	6,772
Net income (loss)	$ 23,714	$ (6,632)

4.

On May 30, 2003 ZFS and Bank One Corporation announced plans for the Bank One organization to acquire a significant portion of the ZL companies. As the acquisition is structured, Bank One will acquire all of the ZL companies, except the Company and FLA, and will administer and reinsure certain lines of business currently underwritten by the Company.  Bank One will also acquire the Company’s wholly-owned subsidiaries, including Zurich Life Insurance Company of New York, and the management contract under which FKLA currently provides employee and management services to FLA, a mutual legal reserve company owned by its policyholders.  The transaction is scheduled to close in the third quarter of 2003, pending regulatory approval.  Subsequent to the close, the Company will continue to operate as an on-going life insurance company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The following discussion is for the six-month period ended June 30, 2003. Events for the three-month period ended June 30, 2003 are discussed where appropriate.

Kemper Investors Life Insurance Company and subsidiaries (collectively, "KILICO", "the Company", "we", "our" or "us") recorded net income of
$23.7 million in the first six months of 2003, compared with a net loss of $6.6 million for the first six months of 2002.

The following table reflects the components of net income (loss):

Net income (loss)

(in millions)

	Six Months Ended June 30 -------------------
	2003 -------	2002 -------
Operating earnings before goodwill impairment and amortization of definite- lived intangible assets	$ 20.9	$ 8.9
Goodwill impairment	-	(21.9)
Amortization of definite-lived intangible assets	(.4)	(.4)
Realized capital gains, net of tax	3.2 -----	6.8 -----
Net income (loss)	$ 23.7 =====	$(6.6) =====

The following table reflects the major components of net realized capital gains and losses included in net income (loss):

Net realized capital gains (losses)
(in millions)

	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
	2003 -------	2002 -------	2003 -------	2002 -------
Fixed maturity securities	$ 7.4	$ 17.9	$ 1.8	$ 14.2
Fixed maturity writedowns	(2.4)	(7.6)	-	(2.6)
Real estate-related investments and other	(.1)	.1	(.1)	.1
Realized investment gains	4.9	10.4	1.7	11.7
Income tax expense	1.7	3.6	.6	3.9
Net realized capital gains	$ 3.2	$ 6.8	$ 1.1	$ 7.8

The $2.4 million of writedowns are related to other-than-temporary declines in value of certain securities, primarily certain airline issuers.

The $21.9 million in goodwill impairment in 2002, resulted from the implementation of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, issued in July 2001.  SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 required that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested for impairment at the reporting unit level. The Company’s goodwill was tested for impairment at the life insurance and annuities operating segment level based on the guidance under SFAS 142. As a result of the testing performed, an impairment of $21.9 million was recorded in the annuities segment, retroactive to January 1, 2002, the effective date of SFAS 142.

In September 2002, the board of directors of our indirect, 100% shareholder, Zurich Financial Services Group (“the Group”), approved a plan designed to improve the profitability of the Group and its subsidiaries.  Under this plan, the Group considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan was the goodwill associated with the acquisition of the Zurich Life companies.  As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002.

Operating earnings before goodwill impairment and amortization of definite-lived intangible assets resulted in a gain of $20.9 million for the first six months of 2003, compared with $8.9 million in the first six months of 2002. This increase was primarily due to:

*

a decrease in claims incurred and other policyholder benefits, primarily due to a decrease in policyholder reserves in 2003 for variable annuity guaranteed benefits resulting from the recent improvement in the stock market,

*

an increase in other income,

*

a decrease in taxes, licenses and fees,

*

a decrease in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

*

a decrease in the amortization of business acquired,

offset by

*

a decrease in spread revenue (net investment income less interest credited to policyholders),

*

a decrease in separate account fees and charges,

*

an increase in the amortization of deferred insurance acquisition costs, and

*

an increase in income tax expense on operations.

Sales and reinsurance assumed
(in millions)

	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
	2003 -------	2002 -------	2003 -------	2002 -------
Annuities:
Variable	$ 238.5	$ 675.1	$ 123.6	$ 189.5
Fixed	136.1 -------	65.5 -------	29.8 -------	41.2 -------
Total annuities	374.6 -------	740.6 -------	153.4 -------	230.7 -------

Life insurance:
Separate account business-owned life insurance ("BOLI")	171.6	220.2	130.7	81.7
Separate account variable universal life insurance	5.5	8.8	2.8	3.9
Term life	2.6	1.5	1.5	.8
Interest-sensitive life	.5 -------	.5 -------	.3 -------	.2 -------
Total life	180.2 -------	231.0 -------	135.3 -------	86.6 -------
Total sales	$ 554.8 =======	$ 971.6 =======	$ 288.7 =======	$ 317.3 =======

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

Variable annuity deposits, including deposits under the fixed account option, decreased $436.6 million in the first half of 2003, compared with the same period in 2002. The decrease is primarily due to lower sales of our DestinationsSM product. In the fourth quarter of 2001, we discontinued offering the guaranteed retirement income benefit (“GRIB”) option with the DestinationsSM product due to the continued decline in the stock market and, in the first quarter of 2003, we discontinued all new sales of DestinationsSM. We have, however, continued to receive additional deposits in existing contracts.  We expect this to continue to some extent.

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

Fixed annuity deposits increased $70.6 million in the first half of 2003, compared with the same period in 2002, primarily due to  strong sales of our Zurich Classic II fixed annuity product in the first quarter of 2003. In the first quarter of 2003, our wholly-owned subsidiary, Zurich Life Insurance Company of New York, began sales of the Zurich Classic II product in the State of New York.

BOLI deposits decreased $48.6 million in the first half of 2003, compared with the same period in 2002. Due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales, the level of BOLI sales can fluctuate, sometimes significantly, between periods.  Continued maturation of the BOLI market and company ratings can also affect the level of BOLI sales.

Assets under management
(in millions)

	June 30 2003 ----------	December 31 2002 ----------	June 30 2002 ----------
General account	$ 4,197.2	$ 3,930.9	$ 3,298.1
Separate account – BOLI	9,110.4	8,769.6	7,959.9
Separate account - non BOLI	5,094.3 -------	4,777.8 --------	5,292.9 --------
Total	$ 18,401.9 =======	$ 17,478.3 ========	$ 16,550.9 ========

Total assets under management increased $923.6 million from December 31, 2002, to June 30, 2003, primarily reflecting the recent improvement in the stock market as well as the volume of sales in the first half of 2003. Along with equity market fluctuations, total assets under management are also affected by interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year.

Spread revenue decreased in the first six months of 2003, compared with the same period in 2002. Investment income decreased primarily due to the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment. Also contributing to the decrease is the loss of investment income earned on the BOLI funds withheld account (“FWA”).  During the first quarter of 2002, we amended our BOLI reinsurance agreement with Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25, 2002, approximately $222.5 million of invested assets were transferred to the trust account. The trust account is not reflected in our consolidated financial statements but is included in ZICBB’s financial statements.

Interest credited increased in the first six months of 2003, compared with the same period in 2002, mainly due to higher average  account balances for policies in force, somewhat offset by lower average interest crediting rates.

Separate account fees and charges
(in millions)

	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
	2003 -----	2002 -----	2003 -----	2002 -----

Separate account fees on non-BOLI variable life and annuities	$ 40.2	$ 44.8	$ 20.5	$ 22.8
BOLI cost of insurance charges and fees – direct	83.3	87.4	43.2	44.2
BOLI cost of insurance charges and fees- ceded (1)	(78.5)	(83.8)	(40.6)	(41.9)
BOLI premium tax expense loads (2)	2.9 -----	3.5 -----	2.5 -----	1.6 -----
Total	$ 47.9 =====	$ 51.9 =====	$ 25.6 =====	$ 26.7 =====

-----------------------------------------------

(1) Includes $.7 million of cost of insurance charges
    ceded, related to appreciation of the BOLI funds withheld account for the six months ended June 30, 2002.

(2) There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities decreased in the first six months of 2003, compared with the same period in 2002, primarily due to the prolonged decline in the stock market in 2002 and the first three months of 2003, as the fees are primarily asset-based. As the market continues to improve and separate account assets increase, the  separate account fees should increase over time.

Net BOLI cost of insurance charges and fees increased $1.2 million in the first six months of 2003, compared with 2002.  The increase is primarily  related to the transfer of the assets supporting the FWA to a trust.  Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA. In addition, subsequent to the transfer, we received an increase in asset management fees in conjunction with the amended reinsurance agreement in 2002, as previously discussed.

Other income increased $3.9 million in the first six months of 2003, compared with the same period in 2002. The increase was primarily due to the non-recurrence of separate account trading losses that occurred in the first half of 2002. The high volume of variable annuity sales and the subsequent investment of customer funds during periods of significant stock market volatility caused these losses in 2002.

Policyholder surrenders, withdrawals and death benefits
(in millions)

	Six Months Ended June 30 ------------------		Three Months Ended June 30 ------------------
	2003 --------	2002 --------	2003 --------	2002 --------
General account	$ 163.0	$ 192.2	$ 80.9	$ 99.8
Separate account	294.6 ------	284.2 ------	133.2 ------	173.5 ------

Total	$ 457.6 ======	$ 476.4 ======	$ 214.1 ======	$ 273.3 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $29.2 million in the first six months of 2003, compared with the first six months of 2002, as policyholders opted for the relatively safer investment options offered by the general account.

Separate account surrenders, withdrawals and death benefits increased
$10.4 million in the first six months of 2003, compared with the first six months of 2002. Excluding a partial withdrawal on a BOLI contract of approximately $27.8 million, separate account surrenders, withdrawals and death benefits decreased $17.4 million in the first half of 2003, compared with the same period in 2002. The decrease occurred primarily in the second quarter of 2003, as the stock market improved.

Claims incurred and other policyholder benefits decreased $14.9 million for the first half of 2003, compared with the same period in 2002.  The decrease is primarily due to a decrease in policyholder reserves in 2003 for guaranteed minimum death benefits (“GMDB”) on certain of our variable annuity contracts.  The decrease in GMDB policyholder reserves is primarily due to a recent improvement in the stock market, somewhat offset by increasing variable annuity business in-force. We reserve for death benefit guarantees in our variable annuities. For policies that were deemed to have elected annuitization, GRIB reserves have been established to cover the present value of future benefits in excess of account value. Declines in the stock market would have the impact of increasing these GMDB and GRIB reserves. Conversely, a rally in the stock market would generally have the impact of decreasing these reserves.

Pursuant to accounting principles generally accepted in the United States of America (“GAAP”), no additional liabilities for future policy benefits related to guaranteed living benefits have been established for policies that have not been deemed to have elected annuitization.  However, the Statement of Position (“SOP”), Accounting And Reporting By Insurance Enterprises For Certain Nontraditional Long-Duration Contracts And For Separate Accounts (finalized in July of 2003), provides guidance for establishing additional reserves for guaranteed living benefits. Upon adoption, future policy benefits for GRIB in future periods could vary significantly from amounts recorded as of June 30, 2003.  We are currently evaluating the impact that this SOP will have on our financial statements.

Taxes, licenses and fees decreased in the first half of 2003, compared with the same period in 2002. The decrease occurred primarily in the second quarter of 2003 and was mainly due to the release of an over-accrual for prior years’ premium taxes payable as well as the decrease in BOLI premiums through the first half of 2003.

Commissions and operating expenses, net of the deferral of insurance acquisition costs, decreased in the first six months of 2003, compared with the first six months of 2002. The decrease is primarily due to a decrease in operating expenses. The decrease in operating expenses was mainly attributable to exiting certain lines of business and a significant focus on operations and IT re-engineering and expense reductions.

The amortization of deferred insurance acquisition costs increased in the first half of 2003, compared with the same period in 2002.  The decrease in policyholder reserves for guaranteed minimum benefits, as previously discussed, caused current period gross profits to be higher than expected. The increase in current period gross profits accelerated the amortization of deferred insurance acquisition costs (“DAC”). This was partly offset by a decrease in the DAC amortization related to the improvement in the stock market. The improvement in the stock market led to appreciation of separate account assets, which increased asset-based separate account fees and future estimated gross profits (“EGPs”). The increase in future EGPs has the effect of deferring DAC amortization to future periods.

The improvement in the stock market and the related increase in future EGPs resulted in a decrease in the amortization of value of business acquired, as amortization is deferred into future periods.

Tax expense on operations increased in the first half of 2003, compared with the same period in 2002, primarily due to higher operating income.

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

In the following table, we use the caption “net operating income” as an operating measure of segment performance. Net operating income is calculated by deducting net realized investment gains or losses, net of related income taxes from net income. Net realized investment gains or losses are excluded from net operating income because they can, in part, be discretionary and  may not be  indicative of operational trends.

(in thousands)	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$ 33,724	$ 147,464	$ 181,188	$ 36,423	$ 150,651	$ 187,074

Operating income before tax expense and cumulative effect of accounting change	$ 12,244	$ 19,622	$ 31,866	$ 7,074	$ 3,076	$ 10,150
Income tax expense (benefit) on operations	4,279	7,074	11,353	2,602	(955)	1,647
Net operating income before cumulative effect of accounting change	$ 7,965	$ 12,548	$ 20,513	$ 4,472	$ 4,031	$ 8,503
Cumulative effect of accounting change, net of tax	-	-	-	-	(21,907)	(21,907)
Net operating income (loss)	$ 7,965	$ 12,548	$ 20,513	$ 4,472	$ (17,876)	$ (13,404)

Goodwill	$ -	$ -	$ -	$ 32,832	$ 123,679	$ 156,511
Total assets	$10,222,349	$9,358,729	$19,581,078	$8,821,845	$9,083,512	$17,905,357
Total reserve for policyholder benefits in the general account	$ 846,272	$3,458,401	$ 4,304,673	$ 623,011	$2,960,952	$ 3,583,963
Total separate account liabilities	9,194,118	5,010,595	14,204,713	8,052,282	5,200,513	13,252,795
Total reserve for policyholder benefits	$10,040,390	$8,468,996	$18,509,386	$8,675,293	$8,161,465	$16,836,758

Total operating revenues for the life insurance segment decreased $2.7 million in the first six months of 2003, compared with the same period in 2002.  Total operating revenues for the annuities segment decreased $3.2 million in the first six months of 2003, compared with the same period in 2002.  The decrease in operating revenues for both segments was primarily due to a decrease in investment income.

The decrease in investment income for both segments is mainly due to the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment, as previously discussed.

Net operating income, before the cumulative effect of an accounting change, for the life insurance segment increased $3.5 million for the first half of 2003, compared with the same period in 2002. The increase is primarily attributable to lower claim experience and lower operating expenses in the first six months of 2003, compared with the same period in 2002, as previously discussed.

Net operating income, before the cumulative effect of an accounting change, for the annuities segment increased $8.5 million for the first six months of 2003, compared to the same period in 2002. The increase is primarily due to the decrease in policyholder reserves in 2003 for GMDB on certain of our variable annuity contracts, due to the recent improvement in the stock market.  This was somewhat offset by the increase in amortization of deferred insurance acquisition cost, which was caused mostly by the decrease in policyholder reserves, as previously discussed.

Reconciliation of Non-GAAP Information

The following table reconciles our sales with premium revenue, as reported in our Consolidated Statements of Operations:

	Six Months Ended June 30 -------------------		Three Months Ended June 30 -------------------
(in millions)	2003 -----	2002 -----	2003 -----	2002 -----

Total sales as previously reported	$ 554.8	$ 971.6	$ 288.7	$ 317.3
Reclass deposit-type premiums to balance sheet	(552.4)	(970.3)	(287.3)	(316.6)
Ceded premium	(1.8) -----	(.9) -----	(1.2) -----	(.5) -----
Premium revenue, per the Consolidated Statement of Operations	$ .6 =====	$ .4 =====	$ .2 =====	$ .2 =====

As previously discussed, the significant decline in sales is primarily due to management’s decision in 2001 to discontinue offering the GRIB option on our DestinationsSM product. Also contributing to the decline in sales is the decrease in BOLI deposits received.

The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other benefits, as reported in our Consolidated Statements of Operations:

(in millions)	Six Months Ended June 30 -----------------		Three Months Ended June 30 -----------------
	2003 -----	2002 -----	2003 -----	2002 -----
Total policyholder surrenders, withdrawals and death benefits as previously reported	$ 457.6	$476.4	$ 214.1	$273.3
Reclass deposit-type surrenders, withdrawals and death benefits to balance sheet	(446.2)	(465.1)	(209.2)	(267.9)
Increase (decrease) in reserves	(4.4)	9.6	(10.3)	7.1
Add interest on benefits and other	1.1	2.1	.6	.8
Claims incurred and other benefits, per the Consolidated Statement of Operations	$8.1	$23.0	$(4.8)	$13.3

Premiums paid by and benefits paid to policyholders related to annuity and certain life insurance products are treated as investment contract deposits and payments, respectively, per GAAP. Premiums are treated as deposits (increases) to policyholders’ account balances and benefits are treated as payments (decreases) from policyholders’ account balances.

Due to combining several categories on our GAAP Consolidated Statements of Operations, two additional items are shown above in the reconciliation.

The increase (decrease) in reserves primarily represents estimated future guaranteed policyholder benefits. Interest on benefits and other is primarily interest that accrues on annuity benefits and death benefits before pending claims are settled.

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

Investments – All fixed maturity investments are reviewed at least quarterly  for impairment. We use a market value to book value test, along with a “watch list” prepared by our external asset managers. We use this information to analyze securities for possible write-downs. If an impairment is determined to be other-than-temporary, the issue is written down to its net realizable value during the current fiscal quarter. In addition, upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, the issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered temporary, would be analyzed for possible write-down. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

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

Invested assets and cash
(in millions)

	June 30, 2003 -------------------		December 31, 2002 -------------------
Cash and short-term investments	$ 71	1.7%	$ 47	1.2%
Fixed maturity securities:
Investment grade
NAIC (1) Class 1	2,566	61.1	2,442	62.1
NAIC (1) Class 2	1,019	24.3	881	22.4
Below investment grade:
Performing	78	1.9	95	2.4
Non-Performing	3	0.1	3	0.1
Equity securities	62	1.5	59	1.5
Joint venture mortgage loans	119	2.8	114	2.9
Third-party mortgage loans	57	1.4	58	1.5
Other real estate-related investments	5	0.1	6	0.2
Policy loans	215	5.1	224	5.7
Other	2 ------	0.0 ------	2 ------	0.0 ------
Total	$ 4,197 ======	100.0% ======	$ 3,931 ======	100.0% ======

-----------------------------------------------------

(1)

National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturity securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense. The after-tax aggregate unrealized appreciation on fixed maturity securities at June 30, 2003 was $130.9 million. The aggregate after tax unrealized appreciation on fixed maturity securities at December 31, 2002 was $69.5 million. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

At June 30, 2003, investment-grade fixed maturity securities, cash and short-term investments accounted for 87.1 percent of invested assets and cash, compared with 85.7 percent at December 31, 2002.

At June 30, 2003, approximately 17.8 percent of investment-grade fixed maturity securities were residential mortgage-backed securities, up from 16.2 percent at December 31, 2002.  Approximately 7.7 percent of investment-grade fixed maturity securities were commercial mortgage-backed securities at June 30, 2003 compared with 6.3 percent at December 31, 2002.

Approximately 6.3 percent of the investment-grade fixed maturity securities at June 30, 2003 consisted of asset-backed securities, compared with 7.3 percent at December 31, 2002. The majority of investments in asset-backed securities were backed by home equity loans, automobile loans, manufactured housing loans and credit card receivables.

Real estate-related investments

The $181.7 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 4.3 percent of cash and invested assets at June 30, 2003, compared with $177.7 million, or 4.6 percent, at December 31, 2002.

Real estate outlook

Loans to a master limited partnership (the "MLP") between subsidiaries of Kemper Corporation and subsidiaries of Lumbermens Mutual Casualty Company, a former affiliate, amounted to $107.6 million at June 30, 2003. The MLP's underlying investment primarily consists of a water development project located in California's Sacramento River Valley. While efforts continue on obtaining numerous approvals and permits, various local permits are/may be required in addition to the state and federal permits.  This venture also contains uncertainty due to the difficulty of completing water projects in California and current fiscal difficulties being experienced by the state.

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $10.6 million at both June 30, 2003 and December 31, 2002. Loans on nonaccrual status, after reserves and write-downs, amounted to $5.0 million at both June 30, 2003 and December 31, 2002.  The loans classified as nonaccrual consist of mortgage loans on various unzoned lots located in Hawaii.

Net investment income

Pre-tax net investment income totaled $111.1 million in the first six months of 2003, compared with $115.9 million in the first six months of 2002. Investment income was adversely impacted in 2003 and 2002 by the declining interest rate environment.

Total foregone investment income before tax on nonaccrual real estate-related investments, nonperforming fixed maturity securities, and certain other invested assets was as follows:

Six Months Ended June 30 --------------------
	2003 --------	2002 --------
Real estate-related investments	$ .2	$ .5
Fixed maturities	-	1.8
Other	- ------	.9 ------
Total	$ .2 ======	$ 3.2 ======

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

Interest rates

In the first six months of 2003, the Federal Open Market Committee met four times, reducing interest rates 25 basis points at its most recent meeting on June 25, 2003.  Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

We also continuously monitor capital resources.  Our total adjusted capital and surplus (statutory accounting basis) is compared with required capital under the National Association of Insurance Commissioners risk-based capital (“RBC”) approach.  During the first half of 2003, our RBC ratio increased due to positive earnings on a statutory accounting basis and remains above the level that would require regulatory action.  One source of the increase in the capital ratio has been the decrease in reserves for guarantees on the DestinationsSM product.  The decrease in these reserves is driven by the recent improvement in the stock market. A rally in the stock market would generally have the impact of decreasing these reserves. Conversely, market declines will require establishment of additional reserves. We monitor capital resources very closely and mitigation strategies have been and will be put in place should sustained market declines recur.

Ratings

We receive a rating from Standard & Poor’s (“S&P”) that is not considered a “group” rating, so our rating is not shared with Zurich Financial Services (“ZFS”).  At June 30, 2003, our rating is “A+” and on CreditWatch with negative implications.

We share our A.M. Best rating with ZFS. Our financial strength rating at June 30, 2003 is “A” (Excellent) and is under review with negative implications.

We have a rating from Moody’s Investors Service (“Moody’s”) that is not considered a “group” rating.  Our Moody’s rating is “A3” at June 30, 2003 and is currently on CreditWatch for possible downgrade.

Quantitative and Qualitative Disclosures about Market Risk

Our businesses are subject to market risks arising from its insurance and investment management activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality.

Changes in equity markets impact asset-based policy fees charged on variable annuity and life products. For variable annuity and life products with guaranteed minimum death or income benefits, sustained periods with declines in the value of underlying separate account investments would increase our net exposure to guaranteed benefits under those contracts (increasing claims, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels.

Changes in equity markets also may impact DAC amortization on variable annuity and life contracts. To the extent that actual market trends and reasonable expectations as to future performance lead to reductions in the investment return and/or other related estimates underlying the DAC amortization rates, DAC amortization could be accelerated. Volatile equity markets can impact the level of contractholder surrender activity, which, in turn, can also impact future profitability.

The effects of significant equity market fluctuations on our operating results can be complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, making it difficult to reliably predict effects on operating earnings over a broad range of equity markets performance alternatives. Further, these effects may not always be proportional for market increases and market decreases.

Margins on annuities and life insurance can be affected by interest rate fluctuations. In a declining interest rate environment, credited rates can generally be adjusted more quickly than the related invested asset portfolio is affected by declining reinvestment rates, tending to result in higher net interest margins in the short term. However, under scenarios in which interest rates fall and remain at significantly lower levels, minimum guarantees on annuities and life insurance (generally 3.0% to 4.5%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

For both annuities and life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and higher levels of surrenders. In this environment, there is pressure to increase credited rates to match competitors' new money rates. However, such changes in credited rates generally occur more quickly than the earned rates on invested assets reflect changes in market yields. The greater and faster the rise in interest rates, the more the earned rates will tend to lag behind market rates.

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

CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures.  Our Chief Executive Officer, Gale K. Caruso, and our Chief Financial Officer, Frederick L. Blackmon, have reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

No significant changes in our internal control over financial reporting occurred during the fiscal period ended June 30, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Sole Shareholder of KILICO held on May
         13, 2003, the following directors were elected:

      Martin D. Feinstein, Chairman

Gale K. Caruso

Frederick L. Blackmon

Debra P. Rezabek

Richard M. Sousa

George Vlaisavljevich

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  EXHIBITS.

Exhibit No.	Description
2

Stock and Asset Purchase Agreement, dated as of May 29, 2003, between Zurich Holding Company of America, Kemper Corporation, Kemper Investors Life Insurance Company, Zurich Financial Services, Banc One Insurance Holdings, Inc., and Bank One Corporation (filed herewith with Exhibit A-3 and Exhibit A-5, but otherwise without exhibits. Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Commission upon request.).

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

31.1	Rule 15d-14(a) Certification of CEO (filed herewith).
31.2	Rule 15d-14(a) Certification of CFO (filed herewith).
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

(a)

REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K, Item 5, Other Events and Regulation FD Disclosure, on June 3, 2003.

On May 30, 2003, Zurich Financial Services Group and Bank One Corporation (Bank One) announced plans for the Bank One organization to acquire all  of the Zurich Life companies, except Kemper Investors Life Insurance Company.  Kemper Investors Life Insurance Company, Federal Kemper Life Assurance Company, Zurich Life Insurance Company of America, and Fidelity Life Association currently operate under the trade name "Zurich Life". This transaction is subject to necessary regulatory approvals and is expected to close late in the third quarter of 2003.

Kemper Investors Life Insurance Company and Subsidiaries
FORM 10-Q
For the fiscal period ended June 30, 2003
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date:	August 14, 2003	By: /s/GALE K. CARUSO ---------------------------------- Gale K. Caruso President, Chief Executive Officer and Director

Date:	August 14, 2003	By: /s/FREDERICK L. BLACKMON --------------------------------- Frederick L. Blackmon Executive Vice President, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.

Description

2

Stock and Asset Purchase Agreement, dated as of May 29, 2003, between Zurich Holding Company of America, Kemper Corporation, Kemper Investors Life Insurance Company, Zurich Financial Services, Banc One Insurance Holdings, Inc., and Bank One Corporation

31.1            Rule 15d-14(a) Certification of CEO

31.2            Rule 15d-14(a) Certification of CFO

32.1            Section 1350 Certification of CEO

32.2            Section 1350 Certification of CFO

Exhibit 2

STOCK AND ASSET PURCHASE AGREEMENT

By and Among

ZURICH FINANCIAL SERVICES
(Solely for purposes of Section 5.17(e))

ZURICH HOLDING COMPANY OF AMERICA,

KEMPER CORPORATION,

KEMPER INVESTORS LIFE INSURANCE COMPANY,

BANK ONE CORPORATION
(Solely for the purposes of Section 5.5 and Section 5.23)

BANC ONE INSURANCE HOLDINGS, INC.

Dated as of May 29, 2003

(continued)

Page

Page

Section 1.1

Definitions

ARTICLE II

SALE OF SHARES OF THE SUBSIDIARIES AND TRANSFER OF THE KILICO TRANSFERRED BUSINESS

Section 2.1

Purchase and Sale of the Shares and the KILICO Sub Shares and KILICO Transferred Assets and Liabilities.

Section 2.2

Distribution of Excluded Assets, Excluded Investment Assets, Impaired Investment Liabilities and Excluded Liabilities.

Section 2.3

Closing.

Section 2.4

KILICO Post-Closing Adjustments.

Section 2.5

Post-Closing Adjustments to the Purchase Price

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF THE SELLER, THE PARENT AND KILICO

Section 3.1

The Seller, the Parent and KILICO.

Section 3.2

The Subsidiaries and FLA.

Section 3.3

Actions and Proceedings.

Section 3.4

No Conflict or Violation

Section 3.5

Governmental Consents and Approvals

Section 3.6

Financial Statements and Statutory Statements.

Section 3.7

Absence of Undisclosed Liabilities.

Section 3.8

Intellectual Property.

Section 3.9

Compliance with Laws

Section 3.10

Insurance Producers.

Section 3.11

Insurance Matters.

Section 3.12

Regulatory Filings

Section 3.13

Broker/Dealers.

Section 3.14

Permits, Licenses and Franchises.

Section 3.15

Contracts.

Section 3.16

Absence of Certain Changes

Section 3.17

Taxes.

Section 3.18

Employee Benefit Plans; ERISA.

Section 3.19

Labor Relations and Employment

Section 3.20

Real Property and Environmental.

Section 3.21

Litigation

Section 3.22

Brokers

Section 3.23

Investment Advisory Activities.

Section 3.24

Operations Insurance

Section 3.25

Affiliate Transactions

Section 3.26

Guarantees

Section 3.27

Bank Accounts

Section 3.28

Assets

Section 3.29

Risk Based Capital

Section 3.30

Solvency of KILICO

Section 3.31

Section 338(h)(10) Election

Section 3.32

Disclosure.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

Section 4.1

Organization, Standing and Authority

Section 4.2

Authorization

Section 4.3

Actions and Proceedings.

Section 4.4

No Conflict or Violation

Section 4.5

Governmental Consents and Approvals

Section 4.6

Compliance with Laws

Section 4.7

Sufficient Funds

Section 4.8

Investigation

Section 4.9

Brokers

Section 4.10

Section 338(h)(10) Election

Section 4.11

No Other Representations or Warranties

ARTICLE V

COVENANTS

Section 5.1

Conduct of the Business Pending the Closing

Section 5.2

Certain Transactions

Section 5.3

Investigations; Pre-Closing Access.

Section 5.4

Post-Closing Access

Section 5.5

HSR Act Filings; Consents; Insurance Regulatory Filings.

Section 5.6

Further Assurances.

Section 5.7

Expenses

Section 5.8

Use of Names.

Section 5.9

Certain Intercompany Matters.

Section 5.10

Certain Transactions Relating to the Excluded Items and Excluded Investment Assets and Other Assets and Contracts.

Section 5.11

Employees and Agents

Section 5.12

Employee Benefits.

Section 5.13

Windy Point Sublease; Florida Lease and New York Lease.

Section 5.14

Reinsurance and Administration Agreement

Section 5.15

Transition Services Agreement

Section 5.16

Intentionally Omitted.

Section 5.17

Non-Competition; Non-Solicitation of Employees.

Section 5.18

KILICO Cooperation

Section 5.19

KILICO Distributions

Section 5.20

Post-Closing KILICO Policies

Section 5.21

Additional Variable Authority and Product Approvals for FKLA

Section 5.22

Resources

Section 5.23

Purchase Price; Purchaser Net Worth

Section 5.24

Investment Guidelines

Section 5.25

Maintenance and Cooperation Concerning Certain Contracts.

Section 5.26

Supplements to Disclosure Schedules.

ARTICLE VI

TAX MATTERS

Section 6.1

Tax Returns.

Section 6.2

Section 338(h)(10) Election.

Section 6.3

Indemnification for Taxes.

Section 6.4

Termination of Tax Sharing Agreements

Section 6.5

Adjustment to Purchase Price

Section 6.6

Contest Rights.

Section 6.7

Access to Tax Records

Section 6.8

FIRPTA

ARTICLE VII

CONDITIONS PRECEDENT TO THE OBLIGATION OF THE PURCHASER TO CLOSE

Section 7.1

Representations and Warranties

Section 7.2

Compliance with Covenants

Section 7.3

Other Agreements

Section 7.4

Governmental and Regulatory Consents and Approvals

Section 7.5

Injunction

Section 7.6

Third Party Consents

Section 7.7

Transfer of Excluded Items

Section 7.8

Intercompany Accounts

Section 7.9

Resignations

Section 7.10

KILICO’s Capital

Section 7.11

Updated Schedules

Section 7.12

No Material Adverse Effect

ARTICLE VIII

CONDITIONS PRECEDENT TO THE OBLIGATION OF THE PARENT AND THE SELLER TO CLOSE

Section 8.1

Representations and Warranties

Section 8.2

Compliance with Covenants

Section 8.3

Other Agreements

Section 8.4

Governmental and Regulatory Consents and Approvals

Section 8.5

Purchase Price

Section 8.6

Injunction

Section 8.7

Purchaser Material Adverse Effect

Section 8.8

Investment Guidelines

ARTICLE IX

SURVIVAL OF REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION

Section 9.1

Survival of Representations and Warranties

Section 9.2

Obligation to Indemnify.

Section 9.3

Claims Notice

Section 9.4

Right to Contest Claims of Third Parties.

Section 9.5

Indemnification Payments

Section 9.6

Exclusivity

ARTICLE X

TERMINATION PRIOR TO CLOSING

Section 10.1

Termination of Agreement

Section 10.2

Survival

ARTICLE XI

MISCELLANEOUS

Section 11.1

Publicity

Section 11.2

Confidentiality.

Section 11.3

Notices

Section 11.4

Governing Law

Section 11.5

Entire Agreement.

Section 11.6

Waivers and Amendments; Non-Contractual Remedies; Preservation of Remedies

Section 11.7

Binding Effect; Assignment

Section 11.8

Interpretation.

Section 11.9

No Third Party Beneficiaries

Section 11.10

Counterparts

Section 11.11

Other Agreements, Exhibits and Schedules

Section 11.12

Headings

-#-

EXHIBITS

Exhibit A-1	Intentionally Omitted
Exhibit A-2	Intentionally Omitted
Exhibit A-3	Coinsurance Agreement
Exhibit A-4	KILICO Assignment Agreement
Exhibit A-5	Transition Services Agreement
Exhibit B	Bill of Sale
Exhibit C	Excluded Investment Assets
Exhibit D	Intentionally Omitted
Exhibit E	Kemper Subsidiaries
Exhibit F	KILICO Transferred Assets
Exhibit G	KILICO Subsidiaries
Exhibit H	KILICO Transferred Contracts
Exhibit I-1	List of Officers of the Parent, the Seller, KILICO, FLA and the Subsidiaries
Exhibit I-2	List of Officers of the Purchaser
Exhibit J	Intentionally Omitted
Exhibit K	Intentionally Omitted
Exhibit L	Target Net Worth Statement
Exhibit M	Windy Point Sublease

The Exhibits and Schedules to this agreement (other than Exhibit A-3 and Exhibit A-5) have been omitted. The Exhibits and Schedules to this agreement will be furnished to the Securities and Exchange Commission supplementally upon request.

TABLE OF SCHEDULES

Schedule 2.2	Excluded Assets and Excluded Liabilities
Schedule 3.2(a)	Authorized Capital Stock of the Subsidiaries; the Issued and Outstanding Shares of the Subsidiaries and Owners Thereof; and the Subsidiaries Not Wholly Owned by the Seller or KILICO
Schedule 3.2(b)	Subsidiary and FLA Foreign Qualifications
Schedule 3.2(c)	Persons Owned or Controlled by the Subsidiaries
Schedule 3.3(a)

Outstanding Government Orders, Decrees or Judgments Against the Parent, the Seller, KILICO (to the extent related to the KILICO Transferred Business), any Subsidiary or, to the Knowledge of the Seller, FLA

Schedule 3.3(b)	Threatened or Pending Proceedings Against Parent, the Seller, or to the Knowledge of the Seller, FLA, KILICO (to the extent related to the KILICO Transferred Business) or any Subsidiary
Schedule 3.4	Conflicts or Violations by Outstanding Government Orders, Decrees or Judgments Against the Seller, the Parent, KILICO, any Subsidiary or, to the Knowledge of the Seller, FLA
Schedule 3.5	Governmental Consents and Approvals Required of the Seller, the Parent or KILICO, any of their Affiliates, any Subsidiary or, to the Knowledge of the Seller, FLA; Insurance Regulatory Approvals
Schedule 3.6	Certain Financial Statement Disclosures
Schedule 3.7	Undisclosed Liabilities
Schedule 3.8(a)	Exceptions to Ownership of Intellectual Property
Schedule 3.8(b)	Intellectual Property Proceedings
Schedule 3.8(c)	Intellectual Property Agreements
Schedule 3.8(d)	Intellectual Property Infringement
Schedule 3.8(e)	Intellectual Property Claims
Schedule 3.9	Alleged Violations of Laws or Regulations by any Subsidiary, KILICO (with respect to the KILICO Transferred Business) nor, to the Knowledge of the Seller, FLA
Schedule 3.10(a)	Exceptions to Licensed Insurance Producers
Schedule 3.10(b)	18 USC §1033(e)(2) Exemptions
Schedule 3.10(c)	Discontinuing Producer Relationships
Schedule 3.11(a)	Insurance Matters
Schedule 3.11(b)	Insurance Contracts - Compliance with Law; Exceptions to Licensed Insurance Producers
Schedule 3.11(c)	Insurance Contract Benefits
Schedule 3.11(d)	Exceptions to Reserve Requirements
Schedule 3.11(e)	Separate Accounts
Schedule 3.12	Regulatory Filings
Schedule 3.13	Kemper Broker/Dealers
Schedule 3.14(a)	Jurisdictions in which the Insurance Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA are Licensed; Authorized Lines of Business
Schedule 3.14(b)	Required Permits
Schedule 3.15(a)	Contracts
Schedule 3.15(b)	Existing Reinsurance Agreements
Schedule 3.16	Certain Changes in Respect of KILICO (with respect to Transferred Business), to the Knowledge of the Seller, FLA, or the Subsidiaries
Schedule 3.17(a)	Third Party Tax Liability
Schedule 3.17(b)	Tax Returns
Schedule 3.17(c)	Tax Encumbrances, Deficiencies and Assessments
Schedule 3.18(a)	Employee Benefit Plans
Schedule 3.18(d)	Former Employee Life or Health Benefits
Schedule 3.18(e)	Unpaid but Accrued Amounts

TABLE OF SCHEDULES (continued)

Schedule 3.19	Labor Relations and Employment
Schedule 3.20	Real Property Leased by the Subsidiaries
Schedule 3.21	Litigation
Schedule 3.23	Investment Advisory Activities
Schedule 3.24	Operations Insurance
Schedule 3.25	Affiliate Transactions
Schedule 3.26(a)	Guarantees of the Seller and the Seller’s Affiliates
Schedule 3.26(b)	Guarantees of the Subsidiaries or FLA for the Benefit of the Seller or its Affiliates
Schedule 3.27	Bank Accounts
Schedule 3.28	Assets
Schedule 3.29	Risk Based Capital
Schedule 4.3	Actions or Proceedings Against the Purchaser
Schedule 4.4	Conflicts or Violations of the Purchaser
Schedule 4.5	Governmental Consents and Approvals Required of the Purchaser or Bank One, or any of their Affiliates; Insurance Regulatory Approvals
Schedule 4.6	Alleged Violations of Laws or Regulations by the Purchaser
Schedule 5.1	Conduct of the Subsidiaries, FLA and KILICO (related to the KILICO Transferred Business)
Schedule 5.5(b)	Required Approvals and Consents
Schedule 5.9	Certain Continuing Intercompany Matters and Accounts
Schedule 5.10(f)	Affiliate Transferred Contracts
Schedule 5.12(a)	Kemper Benefit Plans
Schedule 7.6	Third Party Consents
Schedule 9.2(d)	Special Items

Annex I	Unaudited, Unconsolidated Financial Statements of the Seller

The Exhibits and Schedules to this agreement (other than Exhibit A-3 and Exhibit A-5) have been omitted. The Exhibits and Schedules to this agreement will be furnished to the Securities and Exchange Commission supplementally upon request.

STOCK AND ASSET PURCHASE AGREEMENT

This STOCK AND ASSET PURCHASE AGREEMENT (this “Agreement”), dated as of May 29, 2003, is entered into by and among Zurich Holding Company of America, a Delaware corporation (“ZHCA”) (ZHCA is sometimes referred to herein as the “Parent”); Kemper Corporation, a Delaware corporation (the “Seller”); Kemper Investors Life Insurance Company, an Illinois insurance company (“KILICO”); as to Section 5.17(e) only, Zurich Financial Services, a Swiss joint stock company (“Zurich Financial Services”); Banc One Insurance Holdings, Inc., an Arizona corporation (the “Purchaser”); and, as to Section 5.5 and Section 5.23 only, Bank One Corporation, a Delaware corporation (“Bank One”).

WHEREAS, the Parent indirectly owns 100% of the capital stock of the Seller;

WHEREAS, the Seller owns, directly or indirectly, all of the capital stock of the Kemper Subsidiaries (as hereinafter defined);

WHEREAS, the Purchaser desires to purchase from the Seller, and the Seller desires to sell to the Purchaser, all of the outstanding Shares (as hereinafter defined) of the Kemper Subsidiaries, on the terms and subject to the conditions set forth in this Agreement;

WHEREAS, the Purchaser desires to purchase from KILICO, and KILICO desires to sell to Purchaser, all of the outstanding KILICO Sub Shares (as hereinafter defined) of the KILICO Subsidiaries (as hereinafter defined), and KILICO desires to transfer and Purchaser desires to accept the KILICO Transferred Business (as hereinafter defined); and

WHEREAS, at the Closing (as hereinafter defined) but immediately preceding the other transactions contemplated by this Agreement and pursuant to this Agreement and the Coinsurance Agreement (as hereinafter defined), KILICO desires to transfer to the Purchaser’s Designee (as hereinafter defined), and the Purchaser’s Designee agrees to accept, the KILICO Transferred Liabilities (as hereinafter defined) and the KILICO Transferred Assets (as hereinafter defined);

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

DEFINITIONS

Definitions.  The following terms shall have the respective meanings set forth below throughout this Agreement:

“Additional Consultant” shall have the meaning set forth in Section 2.4(d).

“Adjusted Closing Statement” shall have the meaning set forth in Section 2.5(d).

“Adjusted Net Worth” shall mean the adjusted net worth of FKLA and ZLICA on a consolidated basis as of the Closing Date as shown on the Final Adjusted Net Worth Statement.  Adjusted Net Worth of the Purchaser’s Designee shall be calculated without regard to any transactions that occur as a result of the Coinsurance Agreement.

“Affected Employees” shall have the meaning set forth in Section 5.11.

“Affiliate” shall mean, with respect to any Person, at the time in question, any other Person controlling, controlled by or under common control with such Person.  “Control” shall mean the possession, directly or indirectly, of the power to independently direct or cause the direction of the management policies of the Person, whether through the ownership of a voting equity interest, by contract or otherwise.  Control shall be presumed to exist if any Person owns, directly or indirectly: (i) in the case of a corporation that is not an insurance company, 50% or greater of the capital stock in that corporation or has the ability to elect 50% or greater of such corporation’s Board of Directors, or (ii) in the case of a corporation that is an insurance company, 10% or greater of the capital stock in that corporation or has the ability to elect 10% or greater of such corporation’s Board of Directors, provided that this subpart (ii) shall not apply with respect to the definition of “Affiliate” for purposes of Section 5.17 hereof.

“Agreement” shall have the meaning set forth in the preamble to this Agreement.

“Allocation Schedule” shall have the meaning set forth in Section 6.2(b) hereof.

“Antitrust Division” shall have the meaning set forth in Section 5.5(a).

“Applicable Law” shall mean any statute, law, ordinance, regulation, rule, common law, order, writ, injunction, directive, judgment or decree of or agreement with any Government Entity applicable to the parties hereto, or any of their respective Affiliates, properties, or assets, as the case may be.

“Asserted Liability” shall have the meaning set forth in Section 9.4(a).

“Audited Financial Statements” shall have the meaning set forth in Section 3.6(a).

“Bank One” shall have the meaning set forth in the preamble to this Agreement.

“Benefit Plans” shall have the meaning set forth in Section 3.18(a).

“Bill of Sale” shall mean the Bill of Sale in the form of Exhibit B hereto.

“Book Value” shall mean the carrying value of the subject asset or liability on the books of the Insurance Subsidiaries or KILICO, as the case may be, for statutory statement purposes determined in accordance with SAP consistently applied and consistent with and using the same principles, policies, practices, procedures and methodologies used by the Seller in preparing the Statutory Statements.

“Books and Records” shall mean all lists and databases identifying current, former or prospective customers and all information related to such customers, policy information, policy forms and rating plans, side letters and agreements related to policies, contracts, administrative and pricing manuals, claim records, sales records, underwriting records, financial records, reinsurance records, compliance or disclosure or other records prepared for or filed with regulators of the Subsidiaries, FLA or, with respect to the KILICO Transferred Business, KILICO, Tax Returns (including workpapers with respect to the Subsidiaries and FLA) other than consolidated, combined or unitary Tax Returns under federal, state, local or foreign law and workpapers with respect to such consolidated, combined or unitary Tax Returns, premium Tax records and all other books and records primarily related to the operation of the Subsidiaries, FLA or, with respect to the KILICO Transferred Business, KILICO, each in the possession or control of the Seller, the Subsidiaries, FLA or KILICO, whether or not stored in hardcopy form or on electronic, magnetic or optical media (to the extent not subject to licensing restrictions) but excluding (i) any such records that are prohibited from being disclosed or transferred by statutory or regulatory requirements, provided, where originals of such records may not be transferred, copies of such records, shall be deemed Books and Records, (ii) any such records that relate solely to the Excluded Items, (iii) any such records that are of a group wide nature and are not only related to the Subsidiaries, FLA or, with respect to the KILICO Transferred Business, KILICO, but to all Affiliates of Zurich Financial Services, including but not limited to the General Strategic Marketing Plans and the Zurich Financial Services Risk Policy Manual and (iv) any such records that primarily relate to any of the Excluded Items or to the business of KILICO which is not part of the KILICO Transferred Business, provided, that, in the case of clauses (iii) and (iv), to the extent such records relate to the Subsidiaries or the KILICO Transferred Business, excerpts of those portions applicable to the Subsidiaries or the KILICO Transferred Business shall be deemed Books and Records.  Notwithstanding the foregoing, the Books and Records of FLA shall only include those Books and Records which are in the possession or control of FKLA, in its capacity as manager of FLA.

“Business Day” shall mean any day other than a Saturday, Sunday, a day on which banking institutions in the State of Illinois are permitted or obligated by law to be closed or a day on which the New York Stock Exchange is closed for trading.

“Cap” shall have the meaning set forth in 9.2(e).

“Ceding Commission” shall have the meaning set forth in the Coinsurance Agreement.

“Claims Notice” shall have the meaning set forth in Section 9.3.

“Closing” shall have the meaning set forth in Section 2.3(a).

“Closing Balance Sheet” shall have the meaning set forth in Section 2.3(f).

“Closing Date” shall have the meaning set forth in Section 2.3(a).

“Closing Statement Report” shall have the meaning set forth in Section 2.5(c).

“COBRA” shall have the meaning set forth in Section 5.12(c).

“Code” shall mean the Internal Revenue Code of 1986, as amended.  Any citation to a provision of the Code includes a citation to any successor provision.

“Coinsurance Agreement” shall mean the Coinsurance Agreement, in the form of Exhibit A-3 hereto, to be entered into by KILICO and the Purchaser’s Designee effective as of the Closing Date, subject to any non-material changes required pursuant to or as a condition of any Insurance Regulatory Approvals.

“Computer Software” shall mean all computer software and databases owned by, licensed to or used by the Subsidiaries, or with respect to and to the extent used in the KILICO Transferred Business, KILICO, except computer software that is commercially available, off-the-shelf software that is subject to “shrink-wrap” or “click-wrap” license agreements.

“Confidential Information” shall have the meaning set forth in Section 11.2(c).

“Confidentiality Agreement” shall mean that certain confidentiality agreement dated January 7, 2003, by and between ZHCA and Bank One Corporation.

“Contracts” shall mean agreements, contracts and commitments (other than contracts implied in law) of the following types, to which any of the Subsidiaries or, to the Knowledge of the Seller, FLA, is a party or by which any of the Subsidiaries or, to the Knowledge of the Seller, FLA, or any of their respective properties is bound as of the date hereof or which is material to the operations of the Subsidiaries or, to the Knowledge of the Seller, FLA:

(a)

any mortgage, indenture, note, loan or credit agreement, security agreement or other agreement or instrument relating to the borrowing of money or extension of credit or any guarantee of the obligations of third parties (other than loans made to policyholders in the ordinary course of business), which in any case provides for payments in excess of $250,000 annually or total obligations in excess of $750,000;

(b)

any agreement with any Person containing any provision or covenant currently or hereafter in effect (i) limiting the ability of any of the Subsidiaries, FLA or, with respect to the KILICO Transferred Business, KILICO, to (1) sell any products or services of or to any other Person, (2) engage in any line of business (whether limited by geographic region or otherwise), (3) compete with or obtain products or services from any Person, or (4) solicit or hire any Person, or (ii) limiting the ability of any Person to compete with or to provide products or services to any of the Subsidiaries, FLA or, with respect to the KILICO Transferred Business, KILICO, other than any of the foregoing which is immaterial to a Subsidiary, FLA or the KILICO Transferred Business, as applicable, or which is terminable without penalty, contingent obligations, restrictions (other than confidentiality restrictions or other similar restrictions not of the type described in this subsection) or payment on sixty days notice or less;

(c)

all outstanding written proxies, powers of attorney, or similar delegations of authority of any of the Subsidiaries or FLA (other than those that are immaterial);

(d)

all agreements with any present or former individual officer, director, employee, agent, consultant, or other similar representative of the Subsidiaries, FLA or, with respect to the KILICO Transferred Business, KILICO, under which there exists any present or future liability with respect to such contract requiring payments to any such individual;

(e)

any contracts for employment;

(f)

any contract requiring payment of any change of control, severance or bonus payments;

(g)

stock purchase agreements, asset purchase agreements and other acquisition or divestiture agreements relating to the acquisition, lease or disposition by any Subsidiary or FLA of material assets and properties or any capital stock or other equity interest of any Subsidiary or FLA, in each case (x) which was entered into by a Subsidiary after January 1, 1999, or (y) under which any Subsidiary or FLA has any executory indemnification or other obligations;

(h)

joint venture and limited partnership agreements (other than those solely related to the investment portfolios of the Subsidiaries, FLA or KILICO);

(i)

contracts of any Subsidiary or FLA with or for the direct benefit of the Seller or any Affiliate of the Seller (other than a Subsidiary or FLA);

(j)

all outsourcing, servicing, administrative or management agreements requiring annual payments in excess of $100,000;

(k)

all leases for real property and all material personal property;

(l)

all material agreements related to Intellectual Property;

(m)

all material sales or marketing agreements, including all material agreements with agents, brokers, producers or other sales representatives; and

(n)

any other agreement, contract or commitment (other than insurance policies, annuity contracts, reinsurance agreements, insurance agency or brokerage or other agency agreements entered into in the ordinary course of business) which, in any case, requires payments or receipts by a party thereto after the date of this Agreement of more than $150,000 annually or $450,000 in the aggregate over any three-year period.

Contracts shall not include any agreements, contracts or commitments that relate solely to any of the Excluded Items with no current or contingent liability or obligation of any Subsidiary, FLA or, with respect to the KILICO Transferred Business, KILICO.

“Copyrights” shall mean United States and foreign copyrights, copyrightable works and databases, whether registered or unregistered, as well as pending applications to register the same, owned by, licensed to or used by the Subsidiaries, or with respect to and to the extent used in the KILICO Transferred Business, KILICO.

“Cure” shall have the meaning set forth in Section 6.6(b).

“Deductible” shall have the meaning set forth in Section 9.2(e).

“Encumbrance” shall mean any lien, encumbrance, security interest, charge, mortgage, option, conditional seller agreement, pledge or restriction on transfer (except, in the case of the Shares, for restrictions on transfer arising under applicable securities and insurance laws) except for (i) liens and encumbrances for Taxes, assessments or other government charges not yet due; (ii) liens and encumbrances relating solely to the Excluded Items; (iii) zoning, building or other similar government restrictions with respect to real property; (iv) easements, covenants, rights of way or other similar restrictions with respect to real property; and (v) liens or other imperfections of title which, individually or in the aggregate, do not detract materially from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the Subsidiaries or the KILICO Transferred Business.

“Environmental Laws” shall have the meaning set forth in Section 3.20(b).

“ERISA” shall mean the Employee Retirement Income Security Act of 1974, as amended.

“ERISA Affiliate” shall mean (i) any corporation which at any time on or before the Closing Date is or was a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Seller; (ii) any partnership, trade or business (whether or not incorporated) which at any time on or before the Closing Date is or was under common control (within meaning of Section 414(c) of the Code) with the Seller; and (iii) any entity which at any time on or before the Closing Date is or was a member of the same affiliated service group (within the meaning of Section 414(m) of the Code) as either the Seller, any corporation described in clause (i) or any partnership, trade or business described in clause (ii) of this paragraph.

“ERISA Benefit Plans” shall have the meaning set forth in Section 3.18(a).

“Estimated Adjusted Net Worth” shall have the meaning set forth in Section 2.3(h).

“Estimated Adjusted Net Worth Statement” shall have the meaning set forth in Section 2.3(h).

“Estimated Purchase Price” shall have the meaning set forth in Section 2.3(i).

“Exchange Act” shall have the meaning set forth in Section 3.13(a).

“Excluded Assets” shall have the meaning set forth in Section 2.2(a).

“Excluded Investment Assets” shall mean those investment assets listed on Exhibit C hereto.

“Excluded Item” (and collectively the “Excluded Items”) shall mean any one of (a) the Excluded Assets, (b) the Excluded Liabilities, (c) the Excluded Investment Assets, (d) the KILICO Retained Liabilities, (e) the transactions contemplated by Section 2.2 and Section 5.10, or (f) the transactions contemplated by Section 5.9(b) (relating to settlement of certain intercompany accounts).

“Excluded Liabilities” shall have the meaning set forth in Section 2.2(a).

“Existing Reinsurance Agreements” shall have the meaning set forth in Section 3.15(b).

“federal” shall mean of or pertaining to the government of the United States of America.

“Final and Binding” shall have the meaning set forth in Section 2.4(e).

“Final Adjusted Net Worth Statement” shall mean a statement setting forth the Adjusted Net Worth as of the Closing Date, as prepared and finally agreed to by the parties in accordance with Section 2.5.

“Final Closing Balance Sheet” shall have the meaning set forth in Section 2.4(b).

“Florida Consent Agreement” shall have the meaning set forth in Section 5.13(b).

“Florida Estoppel Certificate” shall have the meaning set forth in Section 5.13(b).

“Florida Lease” shall have the meaning set forth in Section 5.13(b).

“Florida Lease Landlord” shall have the meaning set forth in Section 5.13(b).

“FKLA” shall mean Federal Kemper Life Assurance Company, an Illinois insurance company.

“FLA” means Fidelity Life Association, a Mutual Legal Reserve Company, an Illinois insurance company.

“FTC” shall have the meaning set forth in Section 5.5(a).

“GAAP” shall mean United States generally accepted accounting principles, as consistently applied by the Seller in the preparation of the Audited Financial Statements (which in any case shall be consistent with GAAP), as in effect from time to time.

“General Account Receivables” shall have the meaning set forth in the Coinsurance Agreement.

“General Account Reserves” shall have the meaning set forth in the Coinsurance Agreement.

“Government Entity” shall mean any federal, state, local, municipal, county, foreign or other governmental, quasi-governmental, administrative or regulatory authority, body, agency, court, tribunal, commission or other similar governmental entity (including any branch, department, agency or political subdivision thereof) or any self-regulating body of similar standing.

“Hazardous Material” shall have the meaning set forth in Section 3.20(b).

“HSR Act” shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder.

“Hire Date” shall have the meaning set forth in Section 5.11.

“Impaired Investment Asset” shall have the meaning set forth in Section 2.2(c).

“Impairment” shall have the meaning set forth in Section 3.30.

“Income Tax” (or “Income Taxes” as the context may require) shall mean all federal, state, local, or foreign Taxes based upon, measured by, or calculated with respect to (i) gross or net income or gross or net receipts or profits (including, but not limited to, any capital gains, minimum taxes and any Taxes on items of tax preference, but not including sales, use, goods and services, real or personal property transfer or other similar Taxes); (ii) multiple bases (including, but not limited to, corporate franchise, doing business or occupation Taxes) if one or more of the bases upon which such Tax may be based upon, measured, or calculated with respect to, is described in clause (i); or (iii) withholding taxes, measured by, or calculated with respect to, any payments or distributions (other than wages).

“Income Tax Return” (or “Income Tax Returns” as the context may require) shall mean a Tax Return filed, or required to be filed, with respect to any Income Tax.

“Indemnified Party” shall have the meaning set forth in Section 9.3.

“Indemnifying Party” shall have the meaning set forth in Section 9.3.

“Identified Warranted Policies” shall have the meaning set forth in Section 6.6(b).

“Independent Accounting Firm” shall mean Ernst & Young LLP.

“Independent Consultants” shall have the meaning set forth in Section 2.4(c).

“Insurance Contracts” shall have the meaning set forth in Section 3.11(a).

“Insurance Regulatory Approvals” shall have the meaning set forth in Section 3.5.

“Insurance Subsidiaries” shall mean FKLA, ZLICA and ZLICONY.

“Intellectual Property” shall mean Trademarks, Patent Rights, Copyrights, Computer Software and Trade Secrets.

“Intercompany Loans” shall mean all intercompany loans payable by a Subsidiary or FLA in favor of Zurich Financial Services or any of its Affiliates (other than any Subsidiary or FLA).

“Interest Maintenance Reserve” shall have the meaning set forth in the Coinsurance Agreement.

“Interest Rate” shall mean a rate per annum equal to the three month London Interbank Offered Rate as published in the Wall Street Journal, midwest edition.

“Internal Revenue Service” or “IRS” shall mean the U.S. Internal Revenue Service or successor thereto.

“Investment Company Act” shall have the meaning set forth in Section 3.11(e).

“Investment Advisers Act” shall have the meaning set forth in Section 3.23(b).

“Kemper Benefit Plans” shall have the meaning set forth in Section 5.12(a).

“Kemper Broker/Dealers” shall have the meaning set forth in Section 3.13(a).

“Kemper Purchase Price” shall have the meaning set forth in Section 2.1(a).

“Kemper Retirees” shall have the meaning set forth in Section 5.12(a).

“Kemper Subsidiaries” (or “Kemper Subsidiary” as the context may require) shall mean those entities listed on Exhibit E hereto.

“KILICO” shall mean Kemper Investors Life Insurance Company, a wholly owned subsidiary of the Seller.

“KILICO Assignment Agreement” shall mean the assignment agreements between KILICO, certain of its Affiliates and the Purchaser’s Designee substantially in the form attached as Exhibit A-4 hereto.

“KILICO Retained Investments” shall mean those Excluded Investment Assets held by KILICO and any Impaired Investment Assets held by KILICO.

“KILICO Retained Liabilities” shall mean all liabilities or obligations of any character or nature that are not KILICO Transferred Liabilities, whether or not incurred or payable before or after the Closing Date.

“KILICO Sub Shares” shall mean all of the issued and outstanding capital stock of the KILICO Subsidiaries owned directly by KILICO.

“KILICO Subsidiaries” (or “KILICO Subsidiary” as the context may require) shall mean those entities listed on Exhibit G hereto.

“KILICO Transferred Assets” shall mean (i) all rights and privileges of KILICO and the KILICO Subsidiaries accruing from and after the Closing Date arising under the KILICO Transferred Contracts; (ii) the assets of KILICO set forth on Exhibit F hereto; (iii) the Transferred Coinsurance Assets; and (iv) any other transfers or assignments provided under the terms of the Coinsurance Agreement.  KILICO Transferred Assets shall not include: (a) the KILICO Retained Investments; (b) any Excluded Investment Asset; or (c) the Separate Account Assets.

“KILICO Transferred Business” shall mean the marketing, issuing and administering of the Policies and the other business activities reasonably related thereto, in each case as currently conducted by KILICO.  The KILICO Transferred Business shall include the KILICO Transferred Assets and KILICO Transferred Liabilities, but the KILICO Transferred Business shall not include the KILICO Retained Liabilities.

“KILICO Transferred Business Balance Sheet” shall mean a pro forma balance sheet of KILICO which reflects the Transferred Coinsurance Assets (including, with respect to each investment asset, the name of the issuer, a reasonable identification of the asset and the Market Value thereof), the General Account Reserves, the Interest Maintenance Reserve and the General Account Receivables.

“KILICO Transferred Contracts” shall mean the contracts of KILICO set forth on Exhibit H hereto.

“KILICO Transferred Liabilities” shall mean (i) all liabilities and obligations of KILICO accruing from and after the Closing Date under the KILICO Transferred Contracts and (ii) the Reinsured Liabilities.  KILICO Transferred Liabilities shall not include any Separate Account Reserves.

“Knowledge” shall be interpreted for the purposes of this Agreement as follows:  (i) a matter will be deemed to be within the “Knowledge of the Seller” if such matter is, as of the date of this Agreement or as of the Closing Date, actually known to any of the officers of the Parent, the Seller, KILICO, FLA or the Subsidiaries listed on Exhibit I-1 hereto or, in light of the positions held by such persons, if the matter would reasonably be expected to be known if any such persons had made a reasonable inquiry; (ii) a matter will be deemed to be within the “Knowledge of the Purchaser” if such matter is, as of the date of this Agreement or as of the Closing Date, actually known to any of the officers of the Purchaser listed on Exhibit I-2 hereto or, in light of the positions held by such persons, if the matter would reasonably be expected to be known if any such persons had made a reasonable inquiry.

“Leases” shall have the meaning set forth in Section 3.20(a).

“Leased Properties” shall have the meaning set forth in Section 3.20(a).

“Litigation” shall have the meaning set forth in Section 3.21.

“Loss” and “Losses” shall have the meanings set forth in Section 9.2(f).

“Management Agreement” shall have the meaning set forth in Section 3.2(e).

“Market Value” shall have the meaning set forth in the Coinsurance Agreement.

“Material Adverse Effect” shall mean a material adverse effect on (1) the ability of the Parent, the Seller or KILICO to consummate the transactions described in this Agreement  or perform their obligations hereunder or (2) the business, financial condition, assets, property or results of operations of (i) the Subsidiaries and the KILICO Transferred Business taken as a whole or (ii) either FKLA or ZLICA individually; provided, however, that the following shall be excluded from the definition of “Material Adverse Effect” and from any determination of whether a Material Adverse Effect has occurred or may occur: (a) any effect to the extent resulting from securities market changes, fluctuations or conditions; (b) any effect to the extent relating to the identity of Bank One or the Purchaser, or (c) any effect to the extent related to an Excluded Item.

“NASD” shall mean NASD, Inc.

“New York Consent Agreement” shall have the meaning set forth in Section 5.13(c).

“New York Estoppel Certificate” shall have the meaning set forth in Section 5.13(c).

“New York Lease” shall have the meaning set forth in Section 5.13(c).

“New York Lease Landlord” shall have the meaning set forth in Section 5.13(c).

“Non-ERISA Commitments” shall have the meaning set forth in Section 3.18(a).

“Non-Income Tax” (or “Non-Income Taxes” as the context may require) shall mean any Tax other than an Income Tax.

“Objections Notice” shall have the meaning set forth in Section 2.5(d).

“Other Government Consents” shall have the meaning set forth in Section 7.4.

“Other KILICO Assets” shall have the meaning set forth in the Coinsurance Agreement.

“Parent” shall have the meaning set forth in the preamble to this Agreement.

“Patent Rights” shall mean United States and foreign patents, patent applications, continuations, continuations-in-part, divisions, reissues, patent disclosures, designs, processes, research in progress, inventions and invention disclosures (whether or not patentable or reduced to practice) and improvements thereto owned by, licensed to or used by the Subsidiaries, or, with respect to and to the extent used in the KILICO Transferred Business, KILICO.

“Pension Plans” shall have the meaning set forth in Section 3.18(a).

“Permits” shall have the meaning set forth in Section 3.14(b).

“Permitted Encumbrance” shall mean (i) liens or other imperfections of title which, individually or in the aggregate, do not materially detract from the value of the specific and individual property subject thereto; (ii) liens and encumbrances for Taxes, assessments or other government charges not yet due or which are being contested in good faith and for which appropriate reserves have been established in accordance with GAAP or SAP; and (iii) liens and encumbrances on the Excluded Items.

“Person” shall mean any individual, corporation, partnership, limited liability company, limited liability partnership, firm, joint venture, association, joint-stock company, trust, unincorporated organization, governmental, judicial or regulatory body, business unit, division or other entity of any kind or nature.

“Pipeline Policies” shall have the meaning set forth in Section 5.17(e).

“PMG” shall have the meaning set forth in Section 5.13(b).

“PMG Marketing” shall have the meaning set forth in Section 5.13(c).

“Policies” shall have the meaning ascribed to such term in the Coinsurance Agreement.

“Post-Closing KILICO Policies” shall have the meaning set forth in Section 5.20.

“Post-Closing Tax Period” shall mean (i) any taxable year or period beginning after the Closing Date, and (ii) for any Straddle Period, the portion of such period beginning after the Closing Date.

“Pre-Closing Tax Period” shall mean (i) any taxable year or period ending on or before the Closing Date, and (ii) for any Straddle Period, the portion of such period ending on and including the Closing Date.

“Producers” shall have the meaning set forth in Section 3.10(a).

“Pro Forma Statements” shall have the meaning set forth in Section 3.6(f).

“Proposed Closing Statement” shall mean a statement, substantially in the same format as the Target Net Worth Statement, setting forth the proposed Adjusted Net Worth as of the Closing Date delivered by the Purchaser pursuant to Section 2.5(a), provided that the Purchaser and Seller agree that the Proposed Closing Statement shall reflect no liability for Income Taxes.  The Adjusted Net Worth reflected on the Proposed Closing Statement shall otherwise be calculated in a manner consistent with the Target Net Worth Statement.

“Purchase Price” shall have the meaning set forth in Section 2.1(c).

“Purchaser” shall have the meaning set forth in the preamble to this Agreement.

“Purchaser Benefit Plans” shall have the meaning set forth in Section 5.12(a).

“Purchaser Indemnitees” shall have the meaning set forth in Section 9.2(a).

“Purchaser Material Adverse Effect” shall mean a material adverse effect on the ability of the Purchaser to consummate the transactions contemplated hereby or to perform its obligations hereunder.

“Purchaser’s Designee” shall mean, on or after the Closing Date, FKLA.

“Purchaser’s 401(k) Plan” shall have the meaning set forth in Section 5.12(b).

“Reinsured Liabilities” shall mean the liabilities reinsured pursuant to the Coinsurance Agreement.

“Restricted Business” shall have the meaning set forth in Section 5.17(e).

“Restricted Period” shall have the meaning set forth in Section 5.17(d).

“Revised Closing Balance Sheet” shall have the meaning set forth in Section 2.4(a).

“Routine Litigation Deductible” shall have the meaning set forth in Section 9.2(d).

“SAP” shall have the meaning set forth in Section 3.6(c).

“SEC” shall mean the Securities and Exchange Commission, or any successor agency or commission.

“Section 338 Forms” shall mean all Tax Returns, documents, statements and other forms that are required to be submitted to any federal, state, county or other local or foreign Taxing Authority in connection with a Section 338(h)(10) Election, including, without limitation, any Form 8023 (together with any schedules or attachments thereto) that is required pursuant to applicable Treasury Regulations under Section 338.

“Section 338(h)(10) Election” shall mean, pursuant to Section 6.2 of this Agreement, (i) an election described in Section 338(h)(10) of the Code and the Treasury Regulations thereunder with respect to the Purchaser’s acquisition of the Shares and the KILICO Sub Shares and (ii) any similar corresponding election under state, local or foreign law pursuant to which a separate election is permissible with respect to the Purchaser’s acquisition of the Shares and the KILICO Sub Shares.

“Seller” shall have the meaning set forth in the preamble to this Agreement.

“Seller Indemnitees” shall have the meaning set forth in Section 9.2(c).

“Seller’s 401(k) Plan” shall have the meaning set forth in Section 5.12(b).

“Separate Account Assets” shall have the meaning ascribed to such term in the Coinsurance Agreement.

“Separate Account Reserves” shall have the meaning ascribed to such term in the Coinsurance Agreement.

“Separate Accounts” shall have the meaning set forth in Section 3.11(e).

“Shares” shall have the meaning set forth in Section 2.1(a).

“Special Coverage Period” shall have the meaning set forth in Section 5.12(a).

“Special Items” shall have the meaning set forth in Section 9.2(d).

“Specified Representations and Warranties” shall mean those representations and warranties contained in Section 3.8(c), the first sentence of Section 3.14(b), the first sentence of Section 3.15(a) and Section 3.18(a)(iv).

“state” shall mean any one of the fifty states of the United States of America and the District of Columbia.

“Statutory Statements” shall have the meaning set forth in Section 3.6(b).

“Straddle Period” shall mean any taxable year or period beginning on or before and ending after the Closing Date.

“Subsidiaries” shall mean the Kemper Subsidiaries and the KILICO Subsidiaries, collectively.

“Substitute Asset List” shall have the meaning set forth in Section 2.2(b).

“Substitute Assets” shall have the meaning set forth in Section 2.2(b).

“Supplemental Plan” shall have the meaning set form in Section 5.12(i).

“Target Net Worth” shall mean the adjusted net worth of FKLA and ZLICA on a consolidated basis as of December 31, 2002 as shown on the Target Net Worth Statement.

“Target Net Worth Statement” shall mean the statement attached hereto as Exhibit L showing the Target Net Worth.  The Target Net Worth Statement shall be prepared consistent with and using the same principles, policies, practices, procedures and methodologies utilized by the Seller in preparing the Statutory Statements.

“Tax” (or “Taxes” as the context may require) shall mean any federal, state, local or foreign net income, gross income, gross receipts, severance, property, production, sales, use, license, excise, franchise, employment, payroll, withholding, premium, alternative or add-on minimum, ad valorem, value-added, transfer, stamp, or environmental (including taxes under Section 59A of the Code) tax, or any other similar tax, customs duty, withholding, charge, fee, levy or other assessment, including any interest, penalty or addition imposed on such taxes by any Taxing Authority.

“Tax Allowance” shall have the meaning set forth in Section 6.3(e).

“Tax Proceeding” shall have the meaning set forth in Section 6.6.

“Tax Return” (or “Tax Returns” as the context may require) shall mean any return, report, claim for refund, information return, amended return or declaration of estimated Tax or similar statement (including any schedule attached thereto) filed, or required to be filed, with respect to any Tax or Taxes.

“Tax Sharing Arrangement” shall mean any written or unwritten agreement or arrangement for the allocation or payment of Tax liabilities or payment for Tax benefits with respect to a consolidated, combined or unitary Tax Return which Tax Return includes any Subsidiary.

“Taxing Authority” shall mean any agency or political subdivision of any foreign, federal, state, local or municipal Government Entity with the authority to impose any Tax.

“Termination Date” shall have the meaning set forth in Section 10.1(d).

“Third Party Claimant” shall have the meaning set forth in Section 9.4(a).

“Trademarks” shall mean United States, state and foreign trademarks, service marks, trade names (including all assumed or fictitious names under which the Subsidiaries are conducting business or have within the previous three years conducted business), and other product names, domain names, slogans, logos, designs and general intangibles of like nature, whether registered or unregistered, together with all applications therefor and the goodwill of the business associated therewith owned by, licensed to or used by the Subsidiaries, or, with respect to and to the extent used in the KILICO Transferred Business, KILICO.

“Trade Secret” shall mean confidential technical information, know-how, concepts, methods, processes, formulae, reports, data, current or former customer lists, lists of specifically identified, targeted prospective customers, and other information identifying current, former or specifically identified, targeted prospective customers, Producer lists, affinity group member lists, mailing lists, business plans, technology or know-how owned by, licensed to or used by the Subsidiaries, or, with respect to and to the extent used in the KILICO Transferred Business, KILICO.

“Transaction Agreements” mean the Bill of Sale, the KILICO Assignment Agreement, the Coinsurance Agreement, the Transition Services Agreement, the Windy Point Sublease and the Windy Point Sublease Consent.

“Transactions” shall have the meaning set forth in Section 11.2(e).

“Transferred Coinsurance Assets” shall have the meaning set forth in the Coinsurance Agreement.

“Transferred Investment Assets” shall have the meaning set forth in Section 2.3(f).

“Transition Services Agreement” means the Transition Services Agreement among Parent, Farmers Group, Inc., KILICO and the Purchaser attached hereto as Exhibit A-5.

“Treasury Regulation” (or “Treasury Regulations” as the context may require) shall mean a regulation promulgated by the Treasury Department under the Code, including a proposed regulation to the extent that, by reason of their actual or proposed effective date, would or could, as of the date of any determination or opinion as to the Tax consequences of any action or proposed action or transaction, be applicable.

“Valuation Methodology” shall have the meaning set forth in Section 2.2(c).

“VEBA Trust” shall have the meaning set forth in Section 5.12(j).

“Warranted Policies” shall have the meaning set forth in Section 3.17(c).

“Warranted Policy Arbitrator” shall have the meaning set forth in Section 6.6(b).

“Welfare Plans” shall have the meaning set forth in Section 3.18(a).

“Windy Point” shall mean Wells Operating Partnership, L.P., a Delaware limited partnership.

Windy Point Estoppel Certificate” shall have the meaning set forth in Section 5.13(a).

“Windy Point Lease” shall have the meaning set forth in Section 5.13(a).

“Windy Point Lease Landlord” shall have the meaning set forth in Section 5.13(a).

“Windy Point Sublease” shall have the meaning set forth in Section 5.13.(a)

“Windy Point Sublease Consent” shall have the meaning set forth in Section 5.13(a).

“ZAIC” shall mean Zurich American Insurance Company, a New York corporation.

“ZHCA” shall have the meaning set forth in the preamble hereto.

“ZHCA Group” is the affiliated group of corporations (within the meaning of Section 1504(a) of the Code) that file consolidated federal income Tax Returns with ZHCA as common parent that exists on the Closing Date and of which the Subsidiaries are members.

“ZLICA” shall mean Zurich Life Insurance Company of America, an Illinois insurance company.

“ZLICONY” shall mean Zurich Life Insurance Company of New York, a New York insurance company.

“Zurich Direct” shall mean Zurich Direct, Inc., an Illinois corporation.

“Zurich Financial Services” shall mean Zurich Financial Services, a joint stock company (as defined in Article 620 et seq., of the Swiss Code of Obligation).

“Zurich Welfare Plans” shall have the meaning set forth in Section 5.12(a).

SALE OF SHARES OF THE SUBSIDIARIES AND TRANSFER OF THE KILICO TRANSFERRED BUSINESS

Purchase and Sale of the Shares and KILICO Transferred Assets and Liabilities.

(o)

The Parent, the Seller and KILICO, jointly and severally, and the Purchaser, hereby agree that upon the terms and subject to the satisfaction or waiver, if permissible, of the conditions hereof, the Seller shall sell, transfer and deliver to the Purchaser, or cause to be transferred and delivered to Purchaser, and the Purchaser shall purchase from the Seller, all of the issued and outstanding capital stock of FKLA, ZLICA and Zurich Direct (the “Shares”) for an aggregate cash purchase price equal to $376,000,000 (the “Kemper Purchase Price”).

(p)

The Parent, the Seller and KILICO, jointly and severally, and the Purchaser hereby agree that upon the terms and subject to the satisfaction or waiver, if permissible, of the conditions hereof, (i) the Purchaser’s Designee and KILICO shall enter into the Coinsurance Agreement; and (ii) KILICO shall sell, transfer and deliver to the Purchaser’s Designee, and the Purchaser’s Designee shall purchase and assume from KILICO, the KILICO Transferred Assets and the KILICO Transferred Liabilities.

(q)

The “Purchase Price” shall be equal to:

(i)

the Kemper Purchase Price;

(ii)

plus the amount, if any, by which the Adjusted Net Worth as shown on the Final Adjusted Net Worth Statement exceeds the Target Net Worth; and

(iii)

less the amount, if any, by which the Adjusted Net Worth as shown on the Final Adjusted Net Worth Statement is less than the Target Net Worth.

Distribution of Excluded Assets, Excluded Investment Assets, Impaired Investment Liabilities and Excluded Liabilities.

(r)

Prior to the Closing, and on terms and conditions which have been disclosed in writing to the Purchaser, the Seller and KILICO shall cause the Subsidiaries to distribute, convey, withdraw, sell, or otherwise transfer to the Seller or such Affiliates of the Seller as the Seller shall designate, all of the right, title and interest in, to or under any of the rights, properties, subsidiaries or assets listed or described on Schedule 2.2 (collectively, the “Excluded Assets”) or that are Excluded Investment Assets (provided, that Excluded Investment Assets shall be replaced in accordance with Section 2.2(b)), and the Seller or an Affiliate of the Seller, which has been disclosed in writing to the Purchaser, shall assume all of the right, title and interest in, to or under any of the liabilities and obligations listed or described on Schedule 2.2 (the “Excluded Liabilities”).

(s)

Not later than the third Business Day prior to the Closing Date, the Seller shall submit a list of (i) KILICO investment assets which are not Transferred Investment Assets, Excluded Investment Assets or Impaired Investment Assets, indicating with respect to each investment asset its Market Value and Book Value (the “Substitute Asset List”), and (ii) the assets it has selected from those included on the Substitute Asset List that Seller proposes to substitute for the Excluded Investment Assets (other than the KILICO Retained Investments) (the “Substitute Assets”).  Purchaser shall have no right to object to any Substitute Asset provided that the ratio of Market Value to Book Value of the Substitute Assets is at least as favorable as the ratio of Market Value to Book Value of all assets included on the Substitute Asset List.  If the ratio of Market Value to Book Value of the Substitute Assets is less than the ratio of Market Value to Book Value of all assets on the Substitute Asset List, then Purchaser shall have the right to replace any of Seller’s proposed Substitute Assets with an asset or assets from the Substitute Asset List in order to equalize the ratios.  On or prior to the Closing, the Seller shall replace the Excluded Investment Assets (other than the KILICO Retained Investments) with Substitute Assets having a Book Value equal to the Book Value of the Excluded Investment Assets (other than the KILICO Retained Investments as of the Closing Date).

(t)

No later than thirty (30) days after the Closing Date, the Purchaser and Seller shall agree on a list of Impaired Investment Assets.  The Seller shall transfer to the Purchaser cash, cash equivalents or investment grade bonds (valued in accordance with the Valuation Methodology) equal to the Book Value of the Impaired Investment Assets as of the Closing Date no later than ten (10) days after the date the Seller and the Purchaser finally agree on the list of Impaired Investment Assets, and Purchaser shall simultaneously transfer or cause to be transferred to Seller the Impaired Investment Assets.  If the Seller fails to make the transfer contemplated by this Section 2.2(c) within such ten (10) day period, the Seller shall pay to the Purchaser interest on the aggregate amount due to the Purchaser under this Section 2.2(c), from and including the date that such transfer was due to the Purchaser, to but excluding, the date of such transfer, which interest shall be computed at the Interest Rate.  All cash will be transferred by wire transfer of immediately available funds in U.S. Dollars to the bank account or accounts designated to the Seller in writing by the Purchaser along with the list of Impaired Investment Assets.

(i)

For purposes of this Section 2.2(c), the following terms shall have the respective meanings set forth below:

“Impaired Investment Assets” shall mean any investment asset of the Subsidiaries or any KILICO Transferred Asset that:

(ii)

With respect to any public corporate bond, corporate private placement bond, collateralized debt obligation or structured private placement security having a credit rating from Standard & Poor’s or Moody’s, any such security whose credit rating falls four or more rating notches, and falls below a Standard & Poor’s rating of A or a Moody’s rating of A2, after the date hereof and prior to the Closing Date; or

(iii)

With respect to any public corporate bond, any such bond with a yield that has increased, after the date hereof and prior to the Closing Date, to 12% or higher, calculated in accordance with the applicable Valuation Methodology, as of the Closing Date; or

(iv)

With respect to any standard corporate private placement bond, any such security with a yield that has increased, after the date hereof and prior to the Closing Date, to 13% or higher, calculated in accordance with the applicable Valuation Methodology, as of the Closing Date.

Impaired Investment Assets shall not include any (i) Excluded Investment Assets, (ii) KILICO Retained Investments, (iii) investment assets of FKLA or ZLICA or their respective subsidiaries which have been written-down to or otherwise adjusted for their price according to the Valuation Methodology on the Estimated Adjusted Net Worth Statement or the Final Adjusted Net Worth Statement, or (iv) investment assets of KILICO or its subsidiaries which have been written down or otherwise adjusted for their price according to the Valuation Methodology on the Closing Balance Sheet or the Final Closing Balance Sheet.

“Valuation Methodology” shall mean:

(v)

for all public corporate bonds, the price quote obtained from five dealers selected in good faith by the Seller, using the mid-point between the bid and the ask price (after eliminating the high and low dealer quotes) as of the Closing Date;

(vi)

for all corporate private placement bonds, (A) the price quote obtained by five dealers selected in good faith by the Seller, using the mid-point between the bid and the ask price (after eliminating the high and low dealer quotes) as of the Closing Date, (B) if less than five dealer quotes are available, the price quote obtained by dealers selected in good faith by the Seller, using the mid-point between the bid and the ask price as of the Closing Date or (C) if no dealer quotes are available, the methodology described in clause (iii) below; or

(vii)

for all collateralized debt obligations and structured private placements, the price and yield shall be determined by the good faith agreement of the Purchaser and the Seller; provided, however, that, in the event that the Purchaser and the Seller cannot in good faith agree as to the value of such investment, the price and yield of the security shall be the average of the values submitted in good faith by the Purchaser and the Seller.

Closing.

(u)

The closing of the purchase and sale of the Shares, the KILICO Sub Shares and the transfer of the KILICO Transferred Business and the other transactions contemplated hereby (the “Closing”) shall be held at the offices of Lord, Bissell & Brook at 10:00 a.m. central daylight time on the date mutually agreed to by the parties that is not later than ten (10) Business Days following satisfaction or waiver of all of the conditions set forth in Article VII and Article VIII of this Agreement but no earlier than July 1, 2003; provided, that the Closing may occur on such other date or at such other time and place as the parties may mutually agree in writing.  The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

(v)

Notwithstanding anything else stated herein, at the Closing the Coinsurance Agreement shall become effective and the transfer of the KILICO Transferred Assets and KILICO Transferred Liabilities shall be completed before all other Closing transactions contemplated by this Agreement.

(w)

At the Closing, the Seller and KILICO, as applicable, shall deliver the following to the Purchaser:

(i)

stock certificate(s) with appropriate transfer stamps, if any, affixed thereto, representing the Shares and the KILICO Sub Shares, with appropriate stock powers duly endorsed in blank or accompanied by other duly executed instruments of transfer;

(ii)

the stock books, stock ledgers, minute books and corporate seals of the Subsidiaries and FLA (to the extent in the possession of the Seller or the Subsidiaries) and originals (if available) of the Books and Records relating to the Subsidiaries, FLA (to the extent in the possession of the Seller or the Subsidiaries) and, with respect to the KILICO Transferred Business, KILICO (together with copies of all other Books and Records); provided, that any of the foregoing items shall be deemed to have been delivered pursuant to this Section 2.3(c) if such item has been delivered to or is otherwise located at the principal executive office of the Subsidiaries;

(iii)

all other documents required to be delivered by the Seller on or prior to the Closing Date pursuant to this Agreement.

(x)

In addition to the transfers described in Section 2.4 with respect to the KILICO Transferred Business, at the Closing, KILICO and Seller, as applicable, shall execute and/or deliver the following to the Purchaser:

(i)

the Transition Services Agreement;

(ii)

the KILICO Assignment Agreement;

(iii)

the Bill of Sale; and

(iv)

all other documents required to be delivered by KILICO on or prior to the Closing Date pursuant to this Agreement.

(y)

At the Closing, the Purchaser or the Purchaser’s Designee, as the case may be, shall execute and/or deliver to the Seller and KILICO:

(i)

the Estimated Purchase Price;

(ii)

the Transition Services Agreement;

(iii)

the KILICO Assignment Agreement;

(iv)

the Bill of Sale; and

(v)

all other documents required to be delivered by the Purchaser on or prior to the Closing Date pursuant to this Agreement.

(z)

Not later than the third day prior to the Closing Date, KILICO will deliver to the Purchaser a KILICO Transferred Business Balance Sheet as of the last day of the second month immediately preceding the Closing Date (the “Closing Balance Sheet”), together with a certification that the items appearing on the Closing Balance Sheet were:  (i) estimated in good faith by KILICO as of such date; (ii) based upon the Books and Records of KILICO; and (iii) in the case of the General Account Reserves, the Interest Maintenance Reserve and the General Account Receivables, calculated in accordance with SAP and using the same principles, policies, practices, procedures and methodologies utilized by the Seller in preparing the Statutory Statements of KILICO.  For purposes of determining the investment assets to be transferred at Closing (the “Transferred Investment Assets”), Seller shall select the smallest number of investment assets of  KILICO (other than Excluded Investment Assets or Impaired Investment Assets) which have an aggregate Market Value equal to the amount of (i) the General Account Reserves, plus (ii) the Interest Maintenance Reserve, less (iii) the General Account Receivables, less (iv) the Market Value of the Other KILICO Assets, less (v) the Ceding Commission.

(aa)

On the Closing Date, KILICO will transfer Transferred Coinsurance Assets, less the Ceding Commission (taking into account an estimated Market Value Adjustment) to the Purchaser’s Designee.  All cash will be transferred by KILICO on the Closing Date by wire transfer of immediately available funds in U.S. Dollars to the bank account or accounts designated to KILICO in writing by the Purchaser at least three (3) Business Days prior to the Closing Date.

(bb)

Not later than the third day prior to the Closing Date, the Seller shall deliver to the Purchaser its estimate of the adjusted net worth of FKLA and ZLICA on a consolidated basis as of the last day of the second month immediately preceding the Closing Date (the “Estimated Adjusted Net Worth”) in substantially the same format as the Target Net Worth Statement hereto (the “Estimated Adjusted Net Worth Statement”), together with a certification that the Estimated Adjusted Net Worth was: (i) based upon the Books and Records of FKLA and ZLICA; and (ii) calculated in a manner consistent with the Target Net Worth Statement, provided that the Purchaser and the Seller agree that the Estimated Adjusted Net Worth Statement shall reflect no liability for Income Taxes.

(cc)

The “Estimated Purchase Price” shall be equal to:

(i)

the Kemper Purchase Price;

(ii)

plus the amount, if any, by which the Estimated Adjusted Net Worth as shown on the Estimated Adjusted Net Worth Statement exceeds the Target Net Worth; and

(iii)

less the amount, if any, by which the Estimated Adjusted Net Worth as shown on the Estimated Adjusted Net Worth Statement is less than the Target Net Worth.

(dd)

All payments to be made by the Purchaser pursuant to this Section 2.3 shall be made on the Closing Date by wire transfer of immediately available funds to such bank account or bank accounts as designated by the Seller at least two (2) Business Days prior to the Closing Date.

KILICO Post-Closing Adjustments.

(ee)

The Purchaser shall, on or before the date that is thirty (30) calendar days after the Closing Date, deliver to KILICO and the Seller (i) a KILICO Transferred Business Balance Sheet as of the Closing Date (the “Revised Closing Balance Sheet”), substantially in the same format as the Closing Balance Sheet; and (ii) a certification to the same effect with respect to the Revised Closing Balance Sheet as the certification delivered with respect to the Closing Balance Sheet.  After delivery of the Revised Closing Balance Sheet and prior to delivery of the Final Closing Balance Sheet, and during the period of any dispute with respect to the application of this Section 2.4, the Purchaser shall provide the Seller and KILICO and their representatives full access to the books, records, facilities and any former employees of the Seller and the Subsidiaries, and shall cooperate with the Seller and KILICO to the extent reasonably requested by it to investigate the basis for such dispute.

(ff)

The Seller shall have the right to review the Revised Closing Balance Sheet and comment thereon for a period thirty (30) calendar days after receipt thereof.  Any changes in the Revised Closing Balance Sheet that are agreed to by the Purchaser and the Seller within such 30-day period shall be incorporated into a final KILICO Transferred Business Balance Sheet as of the Closing Date (such balance sheet, as finally agreed upon by the Purchaser and the Seller pursuant to this Section 2.4, the “Final Closing Balance Sheet”).  Following the resolution of all disputed items (or, if there is no dispute, promptly after the parties reach agreement on the Final Closing Balance Sheet), the Purchaser shall prepare the Final Closing Balance Sheet and shall deliver copies thereof to the Seller and KILICO.

(gg)

In the event that the Purchaser and the Seller are unable to agree on the manner in which any item or items should be treated in the Final Closing Balance Sheet within such thirty (30) day period, then (i) the Market Value of any Transferred Coinsurance Asset with respect to which the Purchaser and the Seller are unable to agree shall be determined in accordance with the Valuation Methodology, and (ii) with respect to all other items, the Seller and the Purchaser shall prepare separate written reports of such item or items and refer such reports to two (2) third party accountants or actuaries, as appropriate (the “Independent Consultants”) within ten (10) Business Days after the expiration of the initial thirty (30) day period.  One of the Independent Consultants shall be selected by the Seller, and one of the Independent Consultants shall be selected by the Purchaser.  The Independent Consultants shall be an audit partner with either Ernst &Young or Deloitte & Touche specializing in the U.S. life insurance industry, or a member of the American Academy of Actuaries specializing in the U.S. life insurance industry, but shall not be a partner, officer or employee of any of the parties to this Agreement, their auditors or Tillinghast-Towers Perrin.  The Independent Consultants shall together determine within ten (10) Business Days the manner in which such disputed item or items shall be treated in the Final Closing Balance Sheet; provided, however, that the dollar amount of each item in dispute shall be determined within the range of dollar amounts proposed by the Seller and the Purchaser.

(hh)

In the event that the Independent Consultants cannot agree as to the manner in which the disputed item or items should be treated in the Final Closing Balance Sheet within such ten (10) Business Day period, then the Independent Consultants shall select an additional, qualified third party accountant or actuary, as appropriate, mutually acceptable to both Independent Consultants (the “Additional Consultant”) within ten (10) Business Days after expiration of the prior ten (10) Business Day period.  The Additional Consultant shall be a member of the American Academy of Actuaries specializing in the U.S. life insurance industry, but shall not be a partner, officer or employee of any of the parties to this Agreement, their auditors, the Independent Consultants or Tillinghast-Towers Perrin.  The Additional Consultant then shall determine within ten (10) Business Days the manner in which such disputed item or items shall be treated in the Final Closing Balance Sheet; provided, however, that the dollar amount of each item in dispute shall be determined within the range of dollar amounts proposed by the Seller and the Purchaser.

(ii)

The determination by the Independent Consultants, or Additional Consultant, as to the items in dispute shall be in writing and shall be Final and Binding on the parties and shall be so reflected in the Final Closing Balance Sheet.  For purposes of this Agreement, “Final and Binding” shall mean that the aforesaid determinations shall have the same preclusive effect for all purposes as if such determinations had been embodied in a final judgment, no longer subject to appeal, entered by a court of competent jurisdiction, and either party may petition a court having jurisdiction over the parties and subject matter to reduce the arbitrator’s decision to judgment.  The fees, costs and expenses of each Independent Consultant shall be paid by the party retaining the Independent Consultant, and the fees, costs and expenses of retaining the Additional Consultant shall be shared 50% by the Purchaser and 50% by the Seller.

(jj)

During the time in which the Revised Closing Balance Sheet is being reviewed by the Independent Consultants and the Additional Consultant, the Seller, KILICO and the Purchaser will each make available to the Independent Consultants and the Additional Consultant interviews with such individuals and such information, books and records as may be reasonably required by the Independent Consultants or the Additional Consultant to finalize the Final Closing Balance Sheet.

(kk)

In the event that the amount of the Transferred Coinsurance Assets, less the Ceding Commission (having taken into account the estimated Market Value Adjustment as provided in Section 2.3(g)), transferred by KILICO to the Purchaser’s Designee on the Closing Date is less than the Transferred Coinsurance Assets, as reflected by the Final Closing Balance Sheet, minus the Ceding Commission as finally determined to reflect the Market Value Adjustment, KILICO or the Seller, as the case may be, shall transfer to the Purchaser cash or cash equivalents equal to the amount of such difference, together with interest thereon from and including the Closing Date to, but not including the date of, such transfer, which interest shall be computed at the Interest Rate.  In no event shall KILICO or the Seller transfer to the Purchaser any Separate Account Assets, Excluded Investment Assets or Impaired Investment Assets.  All cash will be transferred by wire transfer of immediately available funds in U.S. Dollars to the bank account or accounts designated to KILICO in writing by the Purchaser at least three (3) Business Days prior to the Closing Date.

(ll)

In the event that the amount of the Transferred Coinsurance Assets, less the Ceding Commission (having taken into account the estimated Market Value Adjustment as provided in Section 2.3(g)), transferred to the Purchaser’s Designee on the Closing Date is greater than the Transferred Coinsurance Assets, as reflected by the Final Closing Balance Sheet, minus the Ceding Commission as finally determined to reflect the Market Value Adjustment, the Purchaser’s Designee shall transfer to KILICO cash or cash equivalents equal to the amount of such difference, together with interest thereon from and including the Closing Date to, but not including the date of, such transfer, computed at the Interest Rate.  All cash will be transferred by wire transfer of immediately available funds in U.S. Dollars to the bank account or accounts designated to the Purchaser in writing by KILICO at least three (3) Business Days prior to the Closing Date.

Post-Closing Adjustments to the Purchase Price.  The Purchase Price shall be subject to adjustment as follows:

(mm)

The Purchaser shall, on or before the date that is thirty (30) calendar days after the Closing Date, deliver to the Seller the Proposed Closing Statement, substantially in the same format as the Target Net Worth Statement, together with a certification to the same effect with respect to the Proposed Closing Statement as the certification delivered with respect to the Estimated Adjusted Net Worth Statement.  For purposes of this Section 2.5, the Proposed Closing Statement shall be prepared in accordance with SAP and consistent with and using the same principles, policies, practices, procedures and methodologies utilized by the Seller in preparing the Statutory Statements.

(nn)

After delivery of the Proposed Closing Statement to the Seller and prior to delivery of the Closing Statement Report to the Purchaser, and during the period of any dispute with respect to the application of this Section 2.5, the Purchaser shall provide the Seller and its representatives full access to the books, records, facilities and employees of the Subsidiaries, and shall cooperate with the Seller to the extent reasonably requested by it to investigate the basis for such dispute.

(oo)

Not later than thirty (30) calendar days after receipt of the Proposed Closing Statement, the Seller shall provide the Purchaser with a list of those items, if any, disputed by it, the reasons set forth in reasonable detail for such dispute and the Seller’s proposed adjustment (the “Closing Statement Report”).  Any items not so disputed by the Seller shall be deemed agreed to by it.  If the Seller fails to deliver to the Purchaser the Closing Statement Report within thirty (30) calendar days following receipt of the Proposed Closing Statement, the Seller shall be deemed to have accepted the Proposed Closing Statement for the purposes of any Purchase Price adjustment under this Section 2.5, and the Proposed Closing Statement shall become the Final Adjusted Net Worth Statement for purposes of this Section 2.5.

(pp)

If the Purchaser does not give the Seller notice of objections (an “Objections Notice”) within fifteen (15) calendar days following receipt of the Closing Statement Report, the Purchaser shall be deemed to have accepted the Closing Statement Report for the purposes of any Purchase Price adjustment under this Section 2.5.  Any items not so disputed by the Purchaser shall be deemed agreed to by the Purchaser.  Within ten (10) calendar days after the date on which the Purchaser provides the Seller with the Objections Notice or, in the event there is no Objections Notice, within fifteen (15) calendar days following receipt of the Closing Statement Report, the Proposed Closing Statement, together with any changes to the Proposed Closing Statement agreed to by the Purchaser and the Seller but excluding any items that remain in dispute between the Purchaser and the Seller, shall be incorporated by the Purchaser into an adjusted Proposed Closing Statement (the “Adjusted Closing Statement”) and delivered by the Purchaser to the Seller.

(qq)

If the Purchaser gives the Seller an Objections Notice, and if the Purchaser and the Seller are able, within fifteen (15) calendar days after receipt by the Seller of the Adjusted Closing Statement, to resolve the disputed exceptions, the Adjusted Closing Statement, as modified by such items as to which the Purchaser and the Seller shall agree, shall become the Final Adjusted Net Worth Statement for purposes of this Section 2.5.  If the Purchaser gives the Seller an Objections Notice, and if the Purchaser and the Seller are unable, within fifteen (15) calendar days after receipt by the Seller of the Adjusted Closing Statement, to resolve the disputed exceptions, such disputed exceptions will be referred to the Independent Consultants, who shall be selected in accordance with the procedures set forth in Section 2.4.  The Purchaser and the Seller shall be foreclosed from presenting to the Independent Consultants for consideration any item not disputed in accordance with the terms of this Section 2.5.  The Independent Consultants shall determine as promptly as practicable the manner in which such item or items should be treated on the Final Adjusted Net Worth Statement; provided, however, that the dollar amount of each item in dispute shall be determined within the range of dollar amounts proposed by the Seller, on the one hand, and the Purchaser, on the other hand.  The Independent Consultants shall together determine within ten (10) Business Days any disputed exception in accordance with the provisions of this Section 2.5, including Section 2.5(a), and such determination shall be Final and Binding. In the event that the Independent Consultants cannot agree as to the manner in which the disputed exceptions should be treated on the Final Adjusted Net Worth Statement within such ten (10) Business Day period, then the Independent Consultants shall select an Additional Consultant in accordance with the procedures set forth in Section 2.4 within ten (10) Business Days after expiration of the prior ten (10) Business Day period.  The Additional Consultant shall prepare and deliver, within ten (10) Business Days of receiving the disputed exceptions, to the Purchaser and the Seller a written report setting forth the net change to the Proposed Closing Statement as shown in the Adjusted Closing Statement that results from its determinations regarding the resolution of such disputed items.  The Additional Consultant shall determine any disputed items in accordance with the provisions of this Section 2.5, including Section 2.5(a).  The Adjusted Closing Statement, as modified by such determinations, shall become the Final Adjusted Net Worth Statement for purposes of this Section 2.5.  Such determinations by the Additional Consultant shall be Final and Binding.

(rr)

During such 10-Business Day periods, the Seller and the Purchaser will each make available to the Independent Consultants and the Additional Consultant interviews with such individuals and such information, books and records as may be reasonably required by the Independent Consultants or the Additional Consultant to issue their reports. The fees, costs and expenses of each Independent Consultant shall be paid by the party retaining the Independent Consultant, and the fees, costs and expenses of retaining the Additional Consultant shall be shared 50% by the Purchaser and 50% by the Seller.

(ss)

If the Adjusted Net Worth as reflected on the Final Adjusted Net Worth Statement is less than the Estimated Adjusted Net Worth, then Seller shall pay to the Purchaser in cash the amount of the difference between the Estimated Adjusted Net Worth and the Adjusted Net Worth as reflected on the Final Adjusted Net Worth Statement.  If the Adjusted Net Worth as reflected on the Final Adjusted Net Worth Statement exceeds the Estimated Adjusted Net Worth, then Purchaser shall pay to the Seller in cash the amount of such excess.  Any such payments shall be made within five (5) Business Days of the date on which the Final Adjusted Net Worth Statement is finally determined in accordance with this Section 2.5 by wire transfer of immediately available funds to such account as the parties may specify in writing, together with interest thereon from the Closing Date to, but not including, the date of payment, at the Interest Rate.

(tt)

The Purchaser agrees that following the Closing Date through the date on which payment, if any, is made by either party pursuant to Section 2.5(g), or if the parties agree that no such payment is required, on the date of such determination, the Purchaser will not take any actions with respect to the accounting records, books, policies or procedures that would make it impossible or impracticable to calculate the Adjusted Net Worth as finally determined in accordance with this Section 2.5 in the manner contemplated hereby.

REPRESENTATIONS AND WARRANTIES OF THE SELLER, THE PARENT AND KILICO

The Seller and the Parent, jointly and severally, make all of the representations and warranties contained in this Article III to the Purchaser; KILICO makes those representations and warranties contained in this Article III to the Purchaser only with respect to KILICO or a KILICO Subsidiary (for purposes of the representations and warranties, the terms “Subsidiary” and “Subsidiaries” shall be deemed to include all direct and indirect subsidiaries of each Subsidiary):

The Seller, the Parent and KILICO.

(uu)

The Seller and the Parent are duly incorporated and validly existing and in good standing under the laws of the State of Delaware, respectively, and each has the corporate and legal power and authority to conduct its respective business and to own or lease and operate its respective assets and properties as and in the places where such business is now conducted and such properties are now owned or leased and operated, with such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.

(vv)

KILICO is duly incorporated and validly existing as a stock life insurance company, and is in good standing, under the laws of the State of Illinois, with the corporate and legal power and authority to conduct the KILICO Transferred Business and to own or lease and operate its properties as and in the places where such business is now conducted and such properties are now owned or leased and operated, with such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.

(ww)

Each of the Seller, the Parent and KILICO have the corporate and legal right, power and authority, and have taken all corporate action necessary, to execute and deliver this Agreement and the Transaction Agreements to which it is, respectively, a party, to perform its respective obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby.  This Agreement has been, and the Transaction Agreements to which it is a party when executed and delivered will be, duly authorized, executed and delivered by the Seller, the Parent and KILICO and, subject to due authorization, execution and delivery by the other parties, this Agreement is, and the Transaction Agreements to which it is a party when executed and delivered will be, the legal, valid and binding obligation of the Seller, the Parent and KILICO, respectively, enforceable against the Seller, the Parent and KILICO, respectively, in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors’ rights and to general equity principles (whether considered in proceedings at law or in equity).  Assuming receipt of the approvals and consents indicated in Sections 3.5, 4.5 and 5.5 and Schedule 3.4, Schedule 3.5, Schedule 4.4 and Schedule 4.5, there are no restrictions (whether contractual or by a Government Entity) on the ability of the Seller to transfer the Shares to Purchaser at the Closing, KILICO to transfer the KILICO Sub Shares to the Purchaser at the Closing, or KILICO to transfer the KILICO Transferred Business to the Purchaser’s Designee at the Closing.

The Subsidiaries and FLA.

(xx)

Schedule 3.2(a) lists the authorized capital stock of each of the  Subsidiaries, the issued and outstanding shares of capital stock of each class, the par value and the owner of record of such shares.  All issued and outstanding shares of capital stock of each of the Subsidiaries are duly authorized and validly issued and are fully paid and non-assessable, and are owned, directly or indirectly, by the Seller or KILICO, respectively (except as otherwise set forth on Schedule 3.2(a)), and are free and clear of all Encumbrances, except for restrictions on transfer arising under applicable securities and insurance laws.  The Seller has good and marketable title to the Shares and KILICO has good and marketable title to the KILICO Sub Shares, and the delivery at the Closing representing the Shares and the KILICO Sub Shares in the manner provided in Section 2.1 will transfer to the Purchaser good and marketable title to the Shares and the KILICO Sub Shares, free and clear of any Encumbrances.  Except for rights created pursuant to this Agreement, and, to the Knowledge of the Seller, with respect to FLA, rights created pursuant to Insurance Contracts issued by FLA, there are no outstanding options, warrants, securities, rights (preemptive or other), subscriptions, exchange, conversion, calls, repurchase, redemption or other similar rights, agreements or commitments of any kind that give any Person the right to purchase or otherwise receive or be issued any shares of capital stock of any of the Subsidiaries or, to the Knowledge of the Seller, any membership interests or rights of the members of FLA, or any security convertible into or exchangeable for any shares of capital stock of any of the Subsidiaries, or, to the Knowledge of the Seller, any membership interests or rights of the members of FLA, and no authorization therefor has been given.  There are no capital appreciation rights, phantom stock plans, securities with participation rights or features, or similar obligations and commitments of any of the Subsidiaries with respect to the capital stock of any of the Subsidiaries.  There are no voting arrangements with respect to the shares of the capital stock of any of the Subsidiaries or, to the Knowledge of the Seller, any membership interests or rights of the members of FLA.  There are no effective contractual restrictions or, as of the date hereof, limitations or orders or decrees of Government Entities, that restrict or limit the payment of dividends by any of the Subsidiaries, except for statutory or regulatory provisions applicable to insurance companies generally.

(yy)

Each Subsidiary and FLA is duly organized and validly existing and in good standing under the laws of its state of organization, with full power and authority to conduct its business and to own or lease and operate its properties as and in the places where such business is now conducted and such properties are now owned or leased and operated, with such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.  Each Subsidiary and FLA is qualified or otherwise authorized to do business as a foreign entity and is in good standing in each jurisdiction in which the character of the properties owned or held by it under lease or license or its business requires such qualification or authorization (each of which is listed in Schedule 3.2(b)), except where the failure so to qualify or be authorized would not, individually or in the aggregate, have a Material Adverse Effect.  Schedule 3.2(b) lists each jurisdiction in which each Subsidiary and FLA is qualified or authorized as a foreign entity.

(zz)

Except as set forth on Schedule 3.2(c), the Subsidiaries do not directly or indirectly, own, of record or beneficially, any outstanding voting securities or other equity interests in or control any corporation, limited liability company, partnership, trust, joint venture or other entity (excluding securities in the investment portfolios of the Subsidiaries held in the ordinary course of business and cash management activities in the ordinary course of business).

(aaa)

True and complete copies of the certificate or articles of incorporation and all amendments thereto, the by-laws, or other equivalent organizational documents, as amended to date, for the Subsidiaries and FLA have been delivered to the Purchaser.

(bbb)

A true and complete copy of the Second Amended and Restated Administrative Management Services Agreement dated January 1, 2000 between FLA and FKLA (the “Management Agreement”) has been delivered to the Purchaser.  Such Management Agreement is in full force and effect and constitutes a legal, valid, and binding obligation of FKLA and, to the knowledge of the Seller, FLA (subject, in each case, to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors’ rights and to general equity principles (whether considered in proceedings at law or in equity).  There has been no modification to the terms thereof or waiver of any rights or duties under the Management Agreement since January 1, 2000.  There are no current and material breaches or defaults under the Management Agreement by FKLA or, to the Knowledge of the Seller, FLA.  Neither FLA nor FKLA has received any written notice of termination or intention to terminate the Management Agreement from the other party.  As of the date hereof, to the Knowledge of the Seller, no policyholder of FLA, or any other Person on such policyholder’s behalf, has instituted or threatened to institute any Litigation challenging or objecting to, in any way, the transactions contemplated by this Agreement or the Transaction Agreements.

Actions and Proceedings.

(ccc)

Except as set forth on Schedule 3.3(a) hereto, as of the date hereof, there are no outstanding orders, decrees or judgments by or with any Government Entity to which the Parent, the Seller, KILICO (to the extent related to the KILICO Transferred Business), any Subsidiary or, to the Knowledge of the Seller, FLA, or any of their respective assets or properties is subject, that would, individually or in the aggregate, have a Material Adverse Effect.

(ddd)

Except as disclosed on Schedule 3.3(b) hereto, as of the date hereof, there are no actions, suits, claims, arbitrations or legal, administrative or other proceedings, or investigations pending or, to the Knowledge of the Seller, threatened against the Parent, the Seller, FLA, KILICO (to the extent related to the KILICO Transferred Business) or any Subsidiary or their respective properties or assets, at law or in equity, by or before any Government Entity, which, if adversely determined, would, individually or in the aggregate, have a Material Adverse Effect.

No Conflict or Violation.  Except as set forth on Schedule 3.4 hereto, in Section 3.5 hereof, or on Schedule 3.5 hereto, the execution, delivery and performance by the Parent, the Seller and KILICO of this Agreement or any of the Transaction Agreements and the consummation of the transactions contemplated hereby or thereby by the Seller, the Parent and KILICO, respectively, in accordance with the terms hereof or thereof do not violate, conflict with or result in a breach of any of the terms of, or constitute a default, event of default or an event creating rights of acceleration, termination or cancellation or causing a loss of the rights under, or result in the creation or imposition of any Encumbrance (except Permitted Encumbrances) upon any of the assets of any Subsidiary or any KILICO Transferred Asset under, (a) any provision of the charter, bylaws or other organizational documents of the Seller, the Parent, KILICO, any Subsidiary or, to the Knowledge of the Seller, FLA, (b) any agreement, license, lease or contract to which the Seller, the Parent, KILICO (to the extent such agreement, license, lease or contract relates to the KILICO Transferred Business), any Subsidiary or, to the Knowledge of the Seller, FLA, is a party or by or to which the Seller, the Parent, KILICO, any Subsidiary or, to the Knowledge of the Seller, FLA, or any of their respective assets or properties may be bound or subject, (c) any order, judgment, injunction, award or decree of any court, arbitrator or Government Entity against, or binding upon, the Seller, the Parent, KILICO, any Subsidiary or, to the Knowledge of the Seller, FLA, (d) to the Knowledge of the Seller, any Applicable Law, or (e) any Permit, except in the case of each of the foregoing clauses (b) and (e) for such violations, conflicts, breaches, defaults, rights, loss of rights or Encumbrances that would not, individually or in the aggregate, have a Material Adverse Effect, and assuming that all notices, filings, authorizations, consents and approvals contemplated by Section 3.5 or otherwise set forth on Schedule 3.5 have been obtained prior to the Closing.

Governmental Consents and Approvals.  The execution, delivery and performance by the Seller, the Parent and KILICO of this Agreement or any of the Transaction Agreements to which it is a party and the consummation of the transactions contemplated hereby or thereby in accordance with the terms hereof or thereof do not require the Seller, the Parent or KILICO, any of their Affiliates, any Subsidiary or, to the Knowledge of the Seller, FLA, to obtain any consent or approval of, make any filing with, or give any notice to, any Government Entity, except (i) as required under the HSR Act, (ii) for Permits, filings and approvals required by the applicable insurance regulatory authorities as set forth on Schedule 3.5 hereto (“Insurance Regulatory Approvals”), (iii) approvals from the NASD and any relevant state regulator in connection with a change of control of the Kemper Broker/Dealers, (iv) as otherwise disclosed on Schedule 3.5 hereto, or (v) any consent, approval, filing or notice required subsequent to the Closing Date.

Financial Statements and Statutory Statements.

(eee)

The Seller has delivered true and correct copies of the (i) audited, consolidated balance sheet of the Seller as of December 31, 2002 and (ii) audited, consolidated statements of operations and cash flows of the Seller for the year ended December 31, 2002, together, in each case, with the notes thereon and the related report of PricewaterhouseCoopers LLP (collectively, the “Audited Financial Statements”).

(fff)

The Seller and KILICO have delivered to the Purchaser the annual statements of each of FLA, KILICO and the Insurance Subsidiaries as at December 31, 2002, as filed with the insurance regulatory authority of its jurisdiction of domicile, including the statutory basis financial statements of FLA, KILICO, each Insurance Subsidiary and the Separate Accounts, as audited by PricewaterhouseCoopers LLP, as at December 31, 2002, together with the exhibits, schedules and notes thereto and any affirmations and certifications filed therewith (collectively, the “Statutory Statements”).

(ggg)

Except as set forth on Schedule 3.6, the Audited Financial Statements and the Statutory Statements, respectively, are consistent with the Books and Records of the Seller, KILICO, the Subsidiaries, and, to the knowledge of the Seller, FLA, as the case may be, and present fairly, in all material respects, the GAAP (with respect to the Audited Financial Statements) and statutory (with respect to the Statutory Statements) financial condition and results of operations of the Seller, KILICO, the Insurance Subsidiaries or, to the Knowledge of the Seller, FLA, as the case may be, for the periods therein specified, and were prepared, in all material respects, in conformity with GAAP as in effect as of the date thereof (with respect to the Financial Statements) and statutory accounting principles prescribed or permitted by the applicable insurance regulatory authority as in effect as of the date thereof (“SAP”) (with respect to the Statutory Statements), in each case applied on a consistent basis during the periods presented and with prior periods, except as expressly set forth within the subject financial statements; provided that for purposes of this Section 3.6 (c) the term “Books and Records” includes consolidated, combined and unitary Tax Returns under federal, state, local or foreign law that include KILICO or any of the Subsidiaries.

(hhh)

Each of the Insurance Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA, has filed or submitted all Statutory Statements required to be filed with or submitted to the insurance regulatory authorities in its respective state of domicile and of any state where it is licensed or from which it has received a Permit, and no material deficiency has been asserted with respect to such Statutory Statements by the applicable insurance regulatory authority which has not been cured, waived or otherwise resolved to the material satisfaction of such insurance regulatory authority.

(iii)

Attached to Schedule 3.6 is a true and correct copy of (i) the unaudited, unconsolidated balance sheet of the Seller as of December 31, 2002 and (ii) the unaudited unconsolidated statements of operations of the Seller for the year ended December 31, 2002.  Except as set forth on Schedule 3.6, such financial statements are consistent with the Books and Records of the Seller, present fairly, in all material respects, the GAAP financial condition and results of operations of the Seller for the periods therein specified, and were prepared, in all material respects, in conformity with GAAP as in effect as of the date thereof, in each case applied on a consistent basis during the periods presented.

(jjj)

KILICO has previously delivered to the Purchaser certain consolidated balance sheets of the KILICO Transferred Business as of December 31, 2002 (the “Pro Forma Statement”).  Except as set forth on Schedule 3.6 hereto, the Pro Forma Statement presents fairly, in all material respects, the financial position of the KILICO Transferred Business as of and for the year ended December 31, 2002 in accordance with SAP in a manner consistent with the methodologies utilized in preparing the Statutory Statements, except for items that were treated differently for presentation purposes.

(kkk)

The data furnished to Tillinghast-Towers Perrin in the preparation of its actuarial analysis reports (a copy of which was delivered to Purchaser with the confidential memorandum of Morgan Stanley & Co. Incorporated dated December 2002) (i) was obtained from the Books and Records of KILICO, the Insurance Subsidiaries and, to the Knowledge of the Seller, FLA, (ii) was generated from the same underlying sources and systems that were utilized by the KILICO and the Insurance Subsidiaries to prepare the Statutory Statements, and (iii) to Seller’s Knowledge, to the extent the data relates to liabilities under Insurance Contracts, was based on the statutory liabilities relating to the Insurance Contracts in effect at the time the data was furnished.

Absence of Undisclosed Liabilities.

Except for (i) liabilities and obligations reflected on or reserved against in the Audited Financial Statements and the Statutory Statements, including the notes thereto, and the Pro Forma Statements and (ii) liabilities and obligations not required by GAAP or SAP to be reflected in the Audited Financial Statements, Statutory Statements, and the Pro Forma Statements, as of December 31, 2002, the Subsidiaries and KILICO had no liabilities required by GAAP or SAP, as applicable and as in effect on the date thereof, to be reflected on a balance sheet or in the notes thereto.  Except for liabilities reflected on Schedule 3.7 hereto, since December 31, 2002, none of the Subsidiaries or KILICO has incurred any liabilities (absolute, accrued, contingent or otherwise) required by GAAP or SAP, as applicable and as in effect on the date hereof, to be reflected on a balance sheet, including the notes thereto, except liabilities and obligations reflected on or reserved against in the Audited Financial Statements, the Statutory Statements, and the Pro Forma Statements, liabilities and obligations that will be reflected on the Closing Balance Sheet, the Final Closing Balance Sheet, the Estimated Adjusted Net Worth Statement or the Final Adjusted Net Worth Statement, or other liabilities or obligations, other than those under Insurance Contracts, not in excess of $100,000 individually or $300,000 in the aggregate that were incurred in the ordinary course of business after December 31, 2002 and which would not, individually or in the aggregate, have or be reasonably expected to have a Material Adverse Effect.

Intellectual Property.

(lll)

Except as set forth on Schedule 3.8(a), the Subsidiaries and, with respect to the KILICO Transferred Business, KILICO, as applicable, own or have valid licenses to use all Intellectual Property, except where the failure to have such ownership or license would not, individually or in the aggregate, have a Material Adverse Effect.

(mmm)

Except as set forth on Schedule 3.8(b), as of the date hereof, the validity of the Intellectual Property and the title or rights of the Subsidiaries and, with respect to the KILICO Transferred Business, KILICO, to use the Intellectual Property are not being questioned in any litigation or proceeding to which the Seller, KILICO or the Subsidiaries is a party, nor to the Knowledge of the Seller or KILICO, respectively, are any such rights or title being questioned or litigation or proceeding threatened, except for such litigation which would not, individually or in the aggregate, have a Material Adverse Effect.

(nnn)

Schedule 3.8(c) contains (i) a complete and accurate list of registered and applied for Intellectual Property, and all material unregistered Copyrights and Trademarks, owned or used by the Subsidiaries or, with respect to the KILICO Transferred Business, KILICO, in each case specifying whether such Intellectual Property is owned or licensed, the jurisdiction in which such owned patent, registration or pending application has been filed, whether the Subsidiaries or KILICO, as applicable, has exclusive or non-exclusive use of the licensed Intellectual Property, and, where applicable, the patent, registration or application number therefor, and (ii) a list and description of all material agreements, contracts, licenses, sublicenses and assignments to which any Subsidiary or, with respect to the KILICO Transferred Business, KILICO is a party and which relate to the Intellectual Property.  KILICO does not own any of the Trademarks, Copyrights or Patents indicated on Schedule 3.8(c).

(ooo)

To the Knowledge of the Seller, except as set forth on Schedule 3.8(d), the conduct of the business of the Subsidiaries or, with respect to the KILICO Transferred Business, KILICO, does not infringe, misappropriate or violate the proprietary rights of any third party and, to the Knowledge of the Seller, there are no infringements, misappropriations or violations of the Intellectual Property by any third party, except, in either case, for such infringements, misappropriations or violations which would not, individually or in the aggregate, have a Material Adverse Effect.

(ppp)

Except as set forth on Schedule 3.8(e), as of the date hereof, there are no claims pending or, to the Knowledge of the Seller, threatened (i) alleging that the business of any Subsidiary or the KILICO Transferred Business, in each case as currently conducted infringes, misappropriates or violates, or constitutes an unauthorized use or violation of, the proprietary rights of any third party, (ii) alleging that the Intellectual Property is being infringed, misappropriated or violated by any third party, or (iii) challenging the ownership, validity or enforceability of the Intellectual Property, except, in each case, for such claims which would not, individually or in the aggregate, have a Material Adverse Effect.

Compliance with Laws.  The business and operations of the Subsidiaries, KILICO (with respect to the KILICO Transferred Business) and, to the Knowledge of the Seller, FLA, have been conducted in compliance with all Applicable Laws except for those violations, if any, which would not, individually or in the aggregate, have a Material Adverse Effect.  Except as set forth on Schedule 3.9 hereto, neither any Subsidiary, KILICO (with respect to the KILICO Transferred Business) nor, to the Knowledge of the Seller, FLA, has received any written notice since January 1, 2001 from any Government Entity alleging any violation of any such Applicable Law or directing any Subsidiary, KILICO (with respect to the KILICO Transferred Business,) or, to the Knowledge of the Seller, FLA, to take any remedial action with respect to such Applicable Law which, individually or in the aggregate with all other alleged violations or remedial actions would be reasonably expected to have a Material Adverse Effect.  Since January 1, 1999, each Subsidiary, KILICO and, to the Knowledge of the Seller, FLA, has filed all reports, statements, documents, registrations, filings or submissions required to be filed by such entities with any Governmental Entity, except where the failure to make such filings, individually or in the aggregate, would not have a Material Adverse Effect.  All such reports, registrations, filings and submissions were in compliance with Applicable Law when filed or as of that date such reports were amended or supplemented, except for any such noncompliance as would not, individually or in the aggregate, have a Material Adverse Effect.  No deficiencies have been asserted in writing by any such Government Entity with respect to such reports, registrations, filings or submissions that have not been remedied to the satisfaction of the applicable Government Entity, except for any such deficiencies as would not, individually or in the aggregate, have a Material Adverse Effect.

Insurance Producers.

(qqq)

Except as set forth on Schedule 3.10(a), each Person, including salaried employees of the Insurance Subsidiaries or, to the Knowledge of the Seller, FLA, performing the duties of insurance producer, agency, agent, managing general agent, wholesaler, broker, solicitor, adjuster or customer representative for any Insurance Subsidiary or, to the Knowledge of the Seller, FLA, (collectively, “Producers”), at the time such Producer wrote, sold, or produced business, or performed such other act for or on behalf of the Insurance Subsidiaries or, to the Knowledge of the Seller, FLA, that may require a producer’s, solicitor’s, broker’s or other insurance license, was duly licensed and appointed, where required, as an insurance producer, managing general agent, broker, solicitor or adjuster, as applicable (for the type of business written, sold, or produced by such insurance producer, agency, managing general agent, broker, solicitor, adjuster or customer representative), in the particular jurisdiction in which such Producer wrote, sold, produced, solicited, or serviced such business, as may be required by any Applicable Laws, in each case, with such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.

(rrr)

Except as set forth in Schedule 3.10(b), since January 1, 1999, neither any Subsidiary nor, to the Knowledge of the Seller, FLA, has made a filing with any Government Entity seeking an exemption under 18 USC §1033(e)(2) with respect to any Producer.

(sss)

Except as set forth in Schedule 3.10(c), as of the date hereof, to the Knowledge of the Seller, no Producer has indicated to the Seller, FLA, KILICO or any Subsidiary that any Producer will be unable or unwilling to continue its relationship as a Producer with FLA, KILICO or any of the Insurance Subsidiaries after the Closing, except as would not, individually or in the aggregate, have a Material Adverse Effect.

(ttt)

The Seller has made available to the Purchaser copies of the Subsidiaries’ written procedures designed to provide assurance that Producers comply with all Applicable Law.

Insurance Matters.

(uuu)

Except as set forth on Schedule 3.11(a), all insurance policy forms and annuity contracts issued by the Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business) or, to the Knowledge of the Seller, FLA (“Insurance Contracts”), are, to the extent required by Applicable Law, on forms approved by all applicable Government Entities or filed with and not objected to by such Government Entities within the period provided by Applicable Law for objection, subject to such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.  Except as indicated in Schedule 3.11(a), all such forms comply in all material respects with Applicable Law, and have been administered in all material respects in accordance with Applicable Law and the terms of the applicable Insurance Contracts.  Except as set forth on Schedule 3.11(a), any Insurance Contract which is required to be filed with or approved by any Government Entity has been so filed or approved, subject to such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.  Except as set forth on Schedule 3.11(a), there are no in-force Insurance Contracts of any Insurance Subsidiary under which the holders or owners of such Insurance Contracts have any rights with respect to dividends (other than with respect to separate account assets allocated to such owner or holder), surplus, profit participation or voting.

(vvv)

Except as set forth on Schedule 3.11(b) or except where the failure to do so would not, individually or in the aggregate, have a Material Adverse Effect, each Insurance Subsidiary, to the Knowledge of the Seller, FLA, and KILICO (with respect to the KILICO Transferred Business) and, to the Knowledge of the Seller, each of their respective Producers has marketed, sold and issued the Insurance Contracts in compliance with all Applicable Laws, including, without limitation, in compliance with (i) all applicable requirements and prohibitions relating to suitability of sales and replacement of policies, (ii) all applicable requirements relating to the disclosure of the nature of insurance products as policies of insurance, (iii) all applicable requirements relating to insurance product projections and illustrations, (iv) all applicable prohibitions on the use of unfair methods of competition and deceptive acts or practices relating to the advertising, sales and marketing of insurance, annuities or guaranteed investment contracts, and (v) all applicable disclosure, filing and other requirements with respect to any variation in premiums or other charges resulting from the time at which such premiums or charges are paid.  The Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business) and, to the Knowledge of the Seller, FLA, are not subject to any market conduct claim or complaint with respect to the Insurance Contracts, except for such claims or complaints as would not, individually or in the aggregate, have a Material Adverse Effect.  Neither the Parent, the Seller, nor KILICO has received written notice or, to the Knowledge of the Seller, is aware of any action by FLA, the Insurance Subsidiaries or, with respect to the KILICO Transferred Business, KILICO, or any of the Producers acting on behalf of any Insurance Subsidiary, FLA or, with respect to the KILICO Transferred Business, KILICO, that could reasonably be expected to give rise to a market conduct claim relating to the Insurance Contracts, except for such claims as would not, individually or in the aggregate, have a Material Adverse Effect.  KILICO and the Insurance Subsidiaries have (i) timely paid all guaranty fund assessments that are due, or claimed or asserted by any state guaranty fund or association or by any insurance regulatory authority to be due and (ii) provided for all such assessments in the Statutory Financial Statements and the Pro Forma Statements, to the extent necessary to be in conformity with SAP in all material respects as then in effect.

(www)

Except as set forth on Schedule 3.11(c), all Insurance Contract benefits payable by or on behalf of KILICO (with respect to the KILICO Transferred Business), any Insurance Subsidiary or, to the Knowledge of the Seller, FLA, have in all respects been paid in accordance with the terms of the Insurance Contracts under which they arose, except for such exceptions (i) as would not, individually or in the aggregate, have a Material Adverse Effect or (ii) for which KILICO or the Insurance Subsidiary or, to the Knowledge of the Seller, FLA has a reasonable basis to believe that there is a reasonable basis to contest payment.

(xxx)

Except as set forth on Schedule 3.11(d), the reserves, and other liability amounts required by SAP to be determined using actuarial methods, of each of the Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business), and, to the Knowledge of the Seller, FLA, reflected in the Statutory Statements were determined in accordance with commonly accepted actuarial methods and standards, consistently applied (except as set forth therein).  The reserves of each of the Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business), and, to the Knowledge of the Seller, FLA, reflected in the Statutory Statements:  (i) were computed in accordance with commonly accepted actuarial standards consistently applied and were fairly stated in accordance with sound actuarial principles; and (ii) were based on actuarial  assumptions which produce reserves at least as great as those called for in any contract provision as to reserve basis and method and are in accordance with all other contract provisions; (iii) met the requirements of the insurance laws and regulations of its state of domicile and were at least as great as the minimum aggregate amount required by Applicable Law; (iv) were computed on the basis of assumptions consistent with those used in computing the corresponding items in the annual statement of the preceding year-end; and (v) included provision for all actuarial reserves and related statement items which ought to be established, as required to be certified by KILICO’s actuary pursuant to Illinois Insurance Regulation 1408, Illustration A.

(yyy)

Schedule 3.11(e) sets forth a true and complete list of all separate accounts maintained by the Insurance Subsidiaries and KILICO (collectively, the “Separate Accounts”).  Except as set forth on Schedule 3.11(e): (i) each Separate Account (A) is duly and validly established and maintained under the laws of its state of domicile, (B) is and since January 1, 1999 has been operated in compliance in all material respects with all Applicable Laws and (C) is either excluded from the definition of an investment company pursuant to Sections 3(c)(1), 3(c)(7) or 3(c)(11) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), or is a unit investment trust duly registered as an investment company under the Investment Company Act; (ii) the assets of each Separate Account are not chargeable with liabilities arising out of any other business that KILICO or the Insurance Subsidiaries or their Affiliates may conduct or may have conducted; and (iii) each such Separate Account, if registered, has filed all reports and amendments of its registration statement required to be filed under Applicable Law and has been granted all exemptive relief necessary for its operations as presently conducted.  The Insurance Contracts under which the assets of the Separate Accounts are held are duly and validly issued and where required by Applicable Law, were sold pursuant to an effective registration statement under the Securities Act of 1933 and any applicable state securities laws, and each such registration statement is currently in effect to the extent necessary to allow KILICO and the Insurance Subsidiaries, as applicable, to receive contributions under such Insurance Contracts.  Since January 1, 1999, KILICO has filed each prospectus and statement of additional information, as amended or supplemented, under which the assets of the Separate Accounts are held that are required by Applicable Law to be filed, and each such prospectus and statement of additional information, as of its respective mailing date or date of use, complied in all material respects with all Applicable Laws when filed.

Regulatory Filings.  The Seller and KILICO have heretofore made available for inspection by the Purchaser (i) with respect to KILICO, the Subsidiaries and, to the Knowledge of the Seller, FLA, each material registration, filing or submission of each of the Subsidiaries with any Government Entity and (ii) with respect to KILICO, the Insurance Subsidiaries, the Kemper Broker/Dealers and, to the Knowledge of the Seller, FLA, any reports of examination (including, without limitation, financial, market conduct and similar examinations) issued by any Government Entity, in each case since January 1, 1999.  To the Knowledge of the Seller and KILICO, respectively, all material deficiencies or violations noted in the examination reports described in clause (ii) above have been resolved to the satisfaction of the Government Entity that noted such deficiencies or violations.  Except as set forth on Schedule 3.12, to the Knowledge of the Seller, since January 1, 1999, no material deficiencies have been asserted in writing by any such Government Entity with respect to any registrations, filings or submissions filed by the Subsidiaries, KILICO (with respect to the KILICO Transferred Business) and FLA, that have not been satisfied.  None of the Insurance Subsidiaries, KILICO, or, to the Knowledge of the Seller, FLA, is a “commercially domiciled insurer” under the laws of any jurisdiction or is otherwise treated as domiciled in a jurisdiction other than its jurisdiction of organization.

Broker/Dealers.

(zzz)

Among the Subsidiaries, the only entities conducting securities broker/dealer business are PMG Securities Corporation and Investors Brokerage Services, Inc. (collectively, the “Kemper Broker/Dealers”).  The Kemper Broker/Dealers are registered as a broker-dealer in all fifty states and in the District of Columbia.  Each such registration is, and has been since the later of the date any such registration was initially required or January 1, 1999, in full force and effect.  Except as set forth in Schedule 3.13, none of the Subsidiaries, KILICO or, to the Knowledge of the Seller, FLA, including the Kemper Broker/Dealers, is required to be registered as a broker-dealer in any jurisdiction in order to conduct the business presently conducted by the Subsidiaries, KILICO or FLA.  Except as would not, individually or in the aggregate, have a Material Adverse Effect, each “associated person” of a Kemper Broker/Dealer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that is required, in order to conduct its securities broker-dealer business as it is now conducted, to be registered as a registered principal or registered representative with any Government Entity or under Applicable Law is so registered and is and has been since the later of the date any such registration was initially required or January 1, 1999 while an associated person of the Kemper Broker/Dealers.  Each of the Kemper Broker/Dealers is a member in good standing of the NASD and such other organizations in which its membership is required in order to conduct its securities broker dealer business as now conducted, except where such failure would not have a Material Advise Effect.

(aaaa)

Except as would not, individually or in the aggregate, have a Material Adverse Effect and except as set forth on Schedule 3.13, no Kemper Broker/Dealer or any “associated person” of it is subject to a “statutory disqualification” (as such terms are defined in the Exchange Act) or subject to a disqualification which would be a basis for censure, limitations on the activities, functions or operations of, or suspension or revocation of the registration of any broker-dealer affiliate of the Subsidiaries as a broker-dealer, municipal securities dealer, government securities broker or government securities dealer under Sections 15, 15B or 15C of the Exchange Act.

(bbbb)

Except as set forth in Schedule 3.13, each Kemper Broker/Dealer has net capital (as defined in Rule 15c3-1 under the Exchange Act) that satisfies the minimum net capital requirements of the Exchange Act and the laws of any jurisdiction in which such company conducts business.

(cccc)

Except as set forth in Schedule 3.13, none of the Subsidiaries nor any of their respective directors (other than, in the case of ZLICONY, directors who are not also officers of ZLICONY), officers or employees is subject to any cease and desist, censure or other disciplinary or similar order issued by, or is a party to any written agreement, consent agreement, memorandum of understanding or disciplinary agreement with, or is a party to any commitment letter or similar undertaking to, or subject to any order or directive by, or a recipient of any supervisory letter from, any Government Entity with respect to the business of such Person.

(dddd)

Except where the failure to do so would not, individually or in the aggregate, have a Material Adverse Effect, each Kemper Broker/Dealer and, to the Knowledge of the Seller, each “associated person” of a Kemper Broker/Dealer has appropriately supervised, marketed and sold all securities products in compliance with all Applicable Laws, including, without limitation, in compliance with all applicable requirements and prohibitions relating to market conduct and suitability.

Permits, Licenses and Franchises.

(eeee)

Schedule 3.14(a) hereto lists (i) all jurisdictions in which the Insurance Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA, are licensed to write insurance business and (ii) the lines of business which the Insurance Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA, are authorized to transact in each such jurisdiction.

(ffff)

All permits, licenses, approvals, franchises, authorizations, exemptions, classifications, registrations, and similar documents or instruments issued by any Government Entity to any Subsidiary, KILICO or, to the Knowledge of the Seller, FLA, the loss, revocation, termination or expiration of which would have, individually or in the aggregate, a Material Adverse Effect (collectively, the “Permits”), are listed in Schedule 3.14(b).  Except as indicated in Schedule 3.14(b), all Permits are valid and in full force and effect, with such exceptions as would not, individually or in the aggregate, have a Material Adverse Effect.  The Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA, are in compliance in all material respects with all terms required for the continued effectiveness of each such Permit.  Except as set forth in Schedule 3.14(b), as of the date hereof, neither KILICO, any Subsidiary nor, to the Knowledge of the Seller, FLA, is the subject of any suit or pending proceeding seeking the revocation, suspension, non-renewal or material impairment of any Permit, nor to the Knowledge of Seller, is any such suit or proceeding threatened.

Contracts.

(gggg)

Schedule 3.15(a) lists all written Contracts and written descriptions of all oral Contracts.  There are no breaches or defaults under any Contract or KILICO Transferred Contract, or under any contract listed on Schedule 5.10(f), or under any contract pursuant to which KILICO receives revenue that would be “Separate Account Revenues” or “BOLI Revenues” as those terms are defined in the Coinsurance Agreement, by any of the Subsidiaries, KILICO or, to the Knowledge of the Seller, FLA or any other party thereto, the effect of which would, individually or in the aggregate, have a Material Adverse Effect.  Except as would not, individually or in the aggregate, have a Material Adverse Effect, each such Contract, each KILICO Transferred Contract, each contract listed on Schedule 5.10(f), and each such contract pursuant to which KILICO receives revenue that would be “Separate Account Revenues” or “BOLI Revenues” as those terms are defined in the Coinsurance Agreement, is in full force and effect and constitutes a legal, valid, and binding obligation of KILICO, the relevant Subsidiary or, to the Knowledge of the Seller, FLA and each other party thereto, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors’ rights and to general equity principles.  Except as would not, individually or in the aggregate, have a Material Adverse Effect, neither the Seller, KILICO, any Subsidiary nor, to the knowledge of the Seller, FLA, has received any notice of termination or intention to terminate from any other party to any such Contract or KILICO Transferred Contract.  Except as set forth on Schedule 3.15(a), no consent is required from any party to any Contract or KILICO Transferred Contract in connection with the transactions contemplated by this Agreement or the Transaction Agreements and none of the Contracts or KILICO Transferred Contracts contain any provision providing that the other party may modify, amend, cancel or terminate such Contract or KILICO Transferred Contract as a result of the consummation of the transactions contemplated by this Agreement or the Transaction Agreements.

(hhhh)

Schedule 3.15(b) lists all ceded or assumed reinsurance or retrocessional contractual treaties and agreements to which any of the Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business) or, to the Knowledge of the Seller, FLA, is a party and under which there is a current liability by either party to such agreement (collectively, including all amendments thereto, the “Existing Reinsurance Agreements”).  Each of the Existing Reinsurance Agreements constitutes a valid and binding in all material respects obligation of the Insurance Subsidiaries or KILICO, as applicable, in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors’ rights and to general equity principles (whether considered in proceedings at law or in equity).  Except as described on Schedule 3.15(b) or as disclosed in the Statutory Statements, there are no amounts recoverable by the Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business) or, to the Knowledge of the Seller, FLA, under any of the Existing Reinsurance Agreements that would be required to be disclosed in a Statutory Statement of the Insurance Subsidiaries and which are more than ninety (90) days past due or greater than $500,000 as of December 31, 2002.  Except as described on Schedule 3.15(b), neither the Seller, the Parent, KILICO, the Subsidiaries or, to the Knowledge of the Seller, FLA, has received any written notice from any of the reinsurers party to the Existing Reinsurance Agreements that any amount in excess of $500,000 recoverable by KILICO, FLA or the Insurance Subsidiaries pursuant to an Existing Reinsurance Agreement is not fully collectible in due course.  The Insurance Subsidiaries, KILICO, and to the Knowledge of the Seller, FLA and the other parties to the Existing Reinsurance Agreements, are not in material default as to any Existing Reinsurance Agreement.  Except as disclosed on Schedule 3.15(b), no consent is required from any party to any Existing Reinsurance Agreement in connection with the transactions contemplated by this Agreement or the Transaction Agreements, and none of the Existing Reinsurance Agreements contain any provision providing that the other party thereto may modify, amend, cancel or terminate such Existing Reinsurance Agreement as a result of the consummation of the transactions contemplated by this Agreement or the Transaction Agreements.  Except as disclosed on Schedule 3.15(b), the Insurance Subsidiaries, KILICO, and to the Knowledge of the Seller, FLA, are entitled to take full credit on their statutory financial statements filed with state insurance regulatory authorities with respect to any Existing Reinsurance Agreement pursuant to which the Insurance Subsidiaries or KILICO have ceded reinsurance.

Absence of Certain Changes.  Except (i) as expressly contemplated by this Agreement or the Transaction Agreements, (ii)  as set forth in Schedule 3.16 hereto, (iii) with respect to the Excluded Items or (iv) any actions that would be required in order for the Board of Directors of FLA to fulfill their fiduciary obligations under Applicable Law, since December 31, 2002 through the date hereof, (a) the business of the Insurance Subsidiaries and, with respect to the KILICO Transferred Business, KILICO, taken as a whole, has been conducted in the ordinary course of business consistent with past practice, (b) there has been no Material Adverse Effect and (c) neither any Subsidiary, KILICO (with respect to the KILICO Transferred Business) nor, to the Knowledge of the Seller, FLA, has:

(i)

individually incurred any liabilities or obligations, other than those under Insurance Contracts, except liabilities and obligations not in excess of $100,000 annually and $300,000 in the aggregate in the ordinary course of business;

(ii)

mortgaged, pledged or subjected to any Encumbrance any of its material properties or assets;

(iii)

suffered any material damage, destruction or loss to any of its material property (whether or not covered by insurance);

(iv)

failed to maintain all material assets in good repair and condition, except to the extent of wear and tear or use in the ordinary course of business or damaged by fire or other unavoidable casualty;

(v)

changed its accounting practices or policies, except as required by GAAP or SAP, or changed its actuarial, pricing, underwriting, reinsurance, reserving, sales, marketing or claims management principles, practices, methods or policies;

(vi)

disposed or agreed to dispose of any material properties or assets;

(vii)

canceled or forgiven without fair consideration any material debts or claims of any Subsidiary or, with respect to the KILICO Transferred Business, KILICO;

(viii)

declared or paid any dividend or other distribution to its shareholders with respect to its capital stock, or redeemed or repurchased any of its capital stock from, any Person other than any of the Subsidiaries;

(ix)

entered into or terminated any reinsurance or retrocessional agreement, either as ceding company or as reinsurer;

(x)

entered into any other material transaction, or materially changed any business practice, including without limitation, any material change in its agent distribution system;

(xi)

entered into any new line of business or materially changed the operations or business plan for any existing line of business;

(xii)

made or granted any bonus or any wage, salary or compensation increase to any director, officer or employee, or made or granted any material increase in any employee benefit plan or arrangement, or amended, suspended or terminated any existing employee benefit plan or arrangement or adopted any new employee benefit plan or arrangement (including split dollar insurance arrangements), or paid or agreed to pay any pension, retirement allowance or other employee benefit not required by any existing Benefit Plan or other agreement or arrangement to any director, officer or employee, whether past or present, except for normal annual increases in the ordinary course of business, consistent with past practices;

(xiii)

made any other material change in employment terms or benefits for any of its directors, officers or employees;

(xiv)

made any capital expenditures or commitments for capital expenditures that aggregate in excess of $300,000;

(xv)

made any loans, capital contributions or advances to, or guarantees for the benefit of, any Persons (except for loans to policyholders made in the ordinary course of business) in excess of $300,000 at any one time;

(xvi)

made any change (or authorized any change) in its certificate of incorporation or by-laws or other organizational documents;

(xvii)

made any additional investment in any Excluded Investment Asset;

(xviii)

issued, sold or pledged, or authorized or proposed the issuance, sale or pledge of additional shares of capital stock of any class, or securities convertible into or exchangeable for shares of capital stock, or any rights, warrants or options to acquire any such shares, or other convertible securities of any Subsidiary;

(xix)

entered into an agreement with respect to any merger, consolidation, liquidation, dissolution or business combination involving the Parent, the Seller, the KILICO Transferred Business, FLA or any Subsidiary, or any acquisition or disposition of all or substantially all of the assets or securities of the Parent, the Seller, FLA, any Subsidiary or the KILICO Transferred Business;

(xx)

(A) acquired (by merger, consolidation or acquisition of stock or assets or bulk reinsurance or otherwise) any corporation, partnership or other business organization or material segment, line of business or division thereof or (B) made any material investment either by purchase of stock or securities, contributions to capital (other than to another Subsidiary), property transfer or purchase of any property or assets of any Person, except for investments in the ordinary course of business;

(xxi)

(A) incurred any indebtedness for borrowed money or issued any Debt securities or (B) assumed or guaranteed the obligations of any other Person, or (C) incurred any Intercompany Loans, except (i) for those obligations for which a liability was accrued by the Subsidiary, KILICO or, to the Knowledge of the Seller, FLA, as applicable, (ii) obligations satisfied in full prior to the date hereof, and (iii) in the cases of clauses (A) or (C), for the accrual of interest in the ordinary course of business.

(xxii)

abandoned, modified, waived, terminated or otherwise changed any Permit of the Insurance Subsidiaries, the KILICO Transferred Business or, to the Knowledge of the Seller, FLA, except (a) as may be required in order to comply with Applicable Law or (b) such modifications or waivers of insurance licenses as would not, individually or in the aggregate, restrict the business or operations of the KILICO Transferred Business, FLA or such Insurance Subsidiary in any material respect;

(xxiii)

entered into or materially modified any management or material administrative services agreement binding on the Subsidiaries or FLA; or

(xxiv)

agreed or committed to take any of the foregoing actions.

Taxes.

(iiii)

ZHCA is the common parent of an affiliated group of corporations (within the meaning of Section 1504(a) of the Code) that file consolidated federal income Tax Returns; KILICO and the Subsidiaries are members of such group.  Except as set forth on Schedule 3.17(a) hereto neither KILICO, any Subsidiary, nor to the Knowledge of the Seller, FLA has any liability for the Taxes of any Person other than itself.

(jjjj)

Except as set forth on Schedule 3.17(b) hereto: (i) each of the ZHCA Group, KILICO, the Subsidiaries, and to the Knowledge of the Seller, FLA has filed, or has joined in the filing of, when due (taking into account all applicable extensions), all material Tax Returns required to be filed by or with respect to KILICO, the Subsidiaries, or FLA, respectively, with the appropriate Taxing Authorities; (ii) (A) to the Knowledge of the Seller, such Tax Returns filed by or with respect to FLA, and (B) all other such Tax Returns, are true, correct, and complete in all material respects as of the date of such filing; (iii) (A) to the Knowledge of the Seller, all Taxes shown as due on such Tax Returns filed by or with respect to FLA and (B) all Taxes shown as due on all other such Tax Returns, have been paid; and (iv) any material liability of KILICO, the Subsidiaries, or to the Knowledge of the Seller, FLA for Taxes that have accrued but are not yet due and payable as of the date of each of the Audited Financial Statements and Statutory Statements, as applicable, have been provided for in such financial statements.

(kkkk)

Except as set forth on Schedule 3.17(c) hereto, (i) there are no Encumbrances for Taxes, except Permitted Encumbrances, upon any of the assets of KILICO, the Subsidiaries, or to the Knowledge of the Seller, FLA that would, individually or in the aggregate, have a Material Adverse Effect; (ii) to the Knowledge of the Seller, neither KILICO, any Subsidiary, nor FLA has received any written notice of deficiency or assessment or written notice of proposed adjustment from any Taxing Authority with respect to liabilities for Taxes of KILICO, the Subsidiaries, or FLA which, if not satisfied, would have a Material Adverse Effect and which has not been fully paid or finally settled, and any such deficiency or assessment disclosed on Schedule 3.17(c) is being contested in good faith through appropriate proceedings; (iii) none of the assets of any of KILICO, the Subsidiaries, or to the Knowledge of the Seller, FLA is “tax-exempt use property” within the meaning of Section 168(h) of the Code; (iv) each of the Insurance Subsidiaries, KILICO, and to the Knowledge of the Seller, FLA is taxable as a domestic “life insurance company” within the meaning of Section 816 of the Code; (v) all annuity contracts and life insurance policies issued or reinsured by the Insurance Subsidiaries, KILICO (with respect to the KILICO Transferred Business), or to the Knowledge of the Seller, FLA (collectively, the “Warranted Policies”), are and at all times have been in material compliance with the applicable provisions of Sections 72, 101(f), 817, 817A, 7702 and 7702A of the Code; (vi) the tax treatment under the Code or other applicable Tax law of the Warranted Policies is and at all times has been in all material respects no less favorable to the purchaser, policyholder, annuitant, or intended beneficiaries thereof than the tax treatment under the Code or other applicable Tax law for which such Warranted Policies qualified or purported to qualify at the time of their issuance or purchase, except for changes to the Code or other applicable Tax law, or binding interpretations thereof, effective after the date of such issuance or purchase; (vii) all reinsurance contracts entered into by the Insurance Subsidiaries and, to the Knowledge of the Seller, FLA are insurance contracts for federal income tax purposes; (viii) each of the Subsidiaries and, to the Knowledge of the Seller, FLA is and has at all times been in material compliance with the provisions of Sections 6011, 6111 and 6112 of the Code relating to tax shelter disclosure, registration, and list maintenance, and with the Treasury Regulations thereunder; and (ix) with respect to reinsurance contracts to which any of the Subsidiaries, FLA, or KILICO (with respect to the KILICO Transferred Business) is a party, to the Knowledge of the Seller, no facts, circumstances or basis exists under which the IRS could make any material reallocation, recharacterization or other adjustment under Section 845(a) of the Code, or make any material adjustment arising from a determination that any reinsurance contract had or has a significant tax avoidance effect under Section 845(b) of the Code.

Employee Benefit Plans; ERISA.

(llll)

Schedule 3.18(a) hereto contains a list of (i) all “employee pension benefit plans,” as defined in Section 3(2) of ERISA, established, maintained, or contributed to by the Subsidiaries for the benefit of any present or former employees or agents of the Subsidiaries (the “Pension Plans”); (ii) all “employee welfare benefit plans,” as defined in Section 3(1) of ERISA, established, maintained, or contributed to by the Subsidiaries for the benefit of any present or former employees or agents of the Subsidiaries (the “Welfare Plans”) (the Pension Plan and the Welfare Plans being the “ERISA Benefit Plans”); (iii) to the Knowledge of the Seller, all other incentive, employment, equity based (including stock option), welfare benefit, supplemental retirement, severance, deferred compensation and other employee benefit plans, policies, programs, agreements and arrangements, established, maintained, or contributed to by the Subsidiaries for the benefit of any present or former employees, directors, consultants or agents of the Subsidiaries, without regard to the coverage of any such plan, policy, program, agreement or arrangement by ERISA or any provision of the Code (the “Non-ERISA Commitments”) (the Pension Plans, the Welfare Plans and the Non-ERISA Commitments being the “Benefit Plans”); and (iv) all material oral Non-ERISA Commitments.  Except as disclosed on Schedule 3.18(a), none of the ERISA Benefit Plans or the Non-ERISA Commitments is subject to the law of any jurisdiction outside of the United States of America.

(mmmm)

Each of the Benefit Plans has been administered in accordance with its terms and Applicable Law (including, where applicable, ERISA and the Code), except where the failure to so administer such Benefit Plan would not, individually or in the aggregate, have a Material Adverse Effect.  There is no pending or, to the Knowledge of Seller, threatened claim in respect of any of the ERISA Benefit Plans other than claims for benefits in the ordinary course of business which would not, individually or in the aggregate, have a Material Adverse Effect.

(nnnn)

Each of the Benefit Plans intended to be “qualified” within the meaning of Section 401(a) of the Code has been determined by the United States Internal Revenue Service to be so qualified and, to the Knowledge of the Seller, nothing has occurred with respect to the operation of any such Benefit Plans that would cause the loss of such qualification.

(oooo)

Except as set forth on Schedule 3.18(d), none of the Benefit Plans provide retiree life or retiree health benefits to any former employees or any other person except as may be required under Section 4980B of the Code or Section 601 of ERISA, any other Applicable Law or at the expense of the participant or the participant’s beneficiary.

(pppp)

Except to the extent the following would not, individually or in the aggregate, have a Material Adverse Effect:  (i) there is no “accumulated funding deficiency” (whether or not waived) with respect to any pension plan maintained by the Subsidiaries or the ERISA Affiliates that is subject to Code Section 412 or ERISA Section 302; (ii) all payments and/or contributions required to have been made (under the provisions of any agreements or other governing documents or Applicable Law) with respect to all ERISA Benefit Plans for all periods prior to the Closing Date either have been timely made or have been accrued (and all such unpaid but accrued amounts are described on Schedule 3.18(e) and all such payments and/or contributions have been or shall be made before the applicable due date); (iii) neither the Subsidiaries nor, to the Knowledge of the Seller, any other “disqualified person” (within the meaning of Section 4975 of the Code) or “party in interest” (within the meaning of Section 3(14) of ERISA) has taken any action with respect to any ERISA Benefit Plan which could subject any such plan (or its related trust) or the Subsidiaries or any officer, director or employee of any of the foregoing to the penalty or Tax under Section 502(i) or Section 502(l) of ERISA or Section 4975 of the Code; and (iv) none of the Subsidiaries has any potential liability, whether direct or indirect, contingent or otherwise, under Sections 4063, 4064, 4069, 4204 or 4212(c) of ERISA.

(qqqq)

FLA does not sponsor, nor does it have any liabilities to or under, any Benefit Plans.

Labor Relations and Employment.  Except as set forth on Schedule 3.19 hereto, and except as would not, individually or in the aggregate, have a Material Adverse Effect, since January 1, 2002:  (i) to the Knowledge of the Seller, there is no labor strike, slowdown, stoppage or lockout, or any other dispute or controversy with a labor organization or with respect to unionization or collective bargaining, pending or threatened against or affecting the Subsidiaries or FLA; (ii) no Subsidiary or, to the Knowledge of the Seller, FLA, is a party to or bound by any collective bargaining or other agreement with any labor organization applicable to any employees or other agents of the Subsidiaries or FLA; (iii) no charges are pending or threatened in writing against the Subsidiaries or, to the Knowledge of the Seller, FLA, before the National Labor Relations Board, the Equal Employment Opportunity Council, the Department of Labor or any other comparable authority; and (iv) there are not and have not been any labor union organizing or election activities with respect to any of the employees or other agents of the Subsidiaries or, to the Knowledge of the Seller, FLA, including without limitation, any request or demand for negotiations, recognition or representation.

Real Property and Environmental.

(rrrr)

The Seller and the Parent are not selling to the Purchaser and the Purchaser is not purchasing from Seller or Parent any interest in real property (fee or leasehold) owned by either the Seller or the Parent.  Except as set forth on Schedule 3.20, the Subsidiaries do not own any fee interest in any real property.  Notwithstanding the foregoing, the Subsidiaries do own certain leasehold interests in real property (the “Leased Properties”).  Schedule 3.20 sets forth the Leased Properties, other than leases primarily related to the Excluded Items, and identifies the lease agreement, and any and all amendments, modifications or other side agreements relating thereto (the “Leases”).  True, authentic, correct, full and complete copies of the Leases have been delivered or made available to the Purchaser.  Each Subsidiary has good and valid leasehold estates in the Leased Properties and except as set forth on Schedule 3.20:  (i) no Subsidiary has received any written notice of, nor to the actual Knowledge of Seller are there, any violations of any zoning ordinance, health code or any Environmental Law affecting the Leased Properties or the use, occupancy or enjoyment thereof and (ii) neither the Subsidiaries nor, to the Knowledge of the Seller, their respective landlords is in material default under any of the Leases.

(ssss)

No Subsidiary has brought any Hazardous Material onto the Leased Properties in violation of any Environmental Laws, nor to the actual Knowledge of Seller are there any Hazardous Materials on the Leased Properties.  For purposes hereof, “Hazardous Material” means asbestos, asbestos-containing materials, PCBs, petroleum products, urea formaldehyde foam insulation and any other hazardous, toxic or special substance, material or waste that is defined, determined or identified as such in any federal, state or local statute, law, regulation, ordinance, order or code, in each case as amended and whether now existing or hereafter enacted or promulgated (collectively, the “Environmental Laws”), including, without limitation, the Water Pollution Control Act, 33 U.S.C. ‘1251 et seq.; the Resource Conservation and Recovery Act, 42 U.S.C. ‘6901 et seq.; the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ‘9601 et seq.; the Safe Drinking Water Act, 42 U.S.C. ‘3000(f) et seq.; the Toxic Substances Control Act, 15 U.S.C. ‘2601 et seq.; and the Clean Air Act, 42 U.S.C. ‘7401 et seq.

Litigation.  Except as set forth on Schedule 3.21, as of the date hereof, there is no Litigation (as defined below), pending or, to the Knowledge of Parent, the Seller or KILICO, threatened, against the Parent, the Seller, KILICO or any Subsidiary or any of its or their respective assets or properties.  As used in this Agreement, “Litigation” shall mean any and all judicial, regulatory and administrative actions, suits, claims, arbitrations, proceedings or investigations (including, without limitation, any actual or certified class actions, any putative or threatened class actions or any actions, proceedings or investigations under environmental, occupational safety and health and employment discrimination laws and regulations).

Brokers.  No broker, investment bank, finder, financial advisor or other person has acted as such for, or is entitled to any compensation from, the Seller or its Affiliates in connection with this Agreement or the transactions contemplated hereby, except Morgan Stanley & Co. Incorporated, the fees of which will be paid by the Seller.

Investment Advisory Activities.

(tttt)

Except for PMG Asset Management, Inc., none of the Subsidiaries is required to be registered as an investment adviser or transfer agent in any jurisdiction in order to conduct the business presently conducted by the Subsidiaries.  Except as set forth in Schedule 3.23, none of the Subsidiaries is a investment adviser, distributor, underwriter, administrator or transfer agent to any investment company required to be registered under the Investment Company Act.  None of the Subsidiaries is a commodity trading adviser or commodity pool operator or engaged in any activity subject to the Commodity Exchange Act, as amended, or subject to the jurisdiction of the Commodity Futures Trading Commission.

(uuuu)

Except as would not, individually or in the aggregate, have a Material Adverse Effect, neither the Subsidiaries, nor, to the Knowledge of the Seller, any other “person associated with” (as defined under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”)) the Subsidiaries is subject to:  (i) a disqualification to serve as an investment adviser or a “person associated with” an investment adviser or subject to any censure, material limitation on activities, functions or operations, or suspension or revocation pursuant to an order issued by the SEC under Section 203 of the Investment Advisers Act; (ii) a disqualification to serve as a solicitor for any investment adviser registered under the Investment Advisers Act pursuant to Rule 206(4)-3 under the Investment Advisers Act; (iii) a disqualification to serve as a broker-dealer pursuant to Section 15(b)(4) of the Exchange Act, unless in each such case the Subsidiaries, as applicable, have received exemptive relief from the SEC with respect to such disqualification; or (iv) the subject of a rebuttable presumption pursuant to Rule 206(4)-4(b) under the Investment Advisers Act.  The Seller has provided the Purchaser with a true, complete and current copy of each Subsidiary’s Form ADV.

(vvvv)

Each of the Subsidiaries has administered all accounts for which such Person acts as fiduciary, administrator or agent, including but not limited to accounts for which it serves as a trustee, agent, custodian, personal representative, guardian or conservator, in substantial compliance with the terms of the governing documents and all Applicable Laws.

Operations Insurance.  Schedule 3.24 sets forth a complete and correct list of the policies of insurance maintained by any Subsidiary or, to the Knowledge of the Seller, FLA, or by the Seller or an Affiliate of the Seller for the benefit of the business or properties of any of the Subsidiaries or FLA.  As of the date hereof, neither the Seller nor any of its Affiliates has received any written notice of termination or cancellation of such policy.  All premiums due and payable on such policies prior to the Closing have been or will be (on or prior to the Closing Date) paid up to and through the Closing.  The Seller and the Subsidiaries are not in breach or default (including with respect to the payment of premiums or the giving of notices) under any such policies, which default would entitle the insurer under such policies to cancel or terminate the policy or rescind coverage under the policy.

Affiliate Transactions.  Except as set forth on Schedule 3.25, none of the Subsidiaries, KILICO (with respect to the KILICO Transferred Business) or, to the Knowledge of the Seller, FLA, is a party to any agreement or arrangement with, or for the benefit of, any of its directors or officers, the Seller or the Seller’s Affiliates (other than any of the Subsidiaries) or FLA.  Each of the agreements or arrangements, if any, listed on Schedule 3.25 has been reported to and not disapproved by the applicable Government Entity if required by Applicable Law.

Guarantees.  Except as set forth on Schedule 3.26(a), there are no guarantees of the Seller or any of the Seller’s Affiliates (other than any of the Subsidiaries) for the benefit of any of the Subsidiaries or FLA.  Except as set forth on Schedule 3.26(b), there are no guarantees, keep-well agreements or other similar obligations of any of the Subsidiaries or FLA for the benefit of the Seller or any of its Affiliates (other than any of the Subsidiaries).

Bank Accounts.  Schedule 3.27 sets forth a list of (a) the name and address of each bank, mutual fund or stock brokerage firm or similar financial institution with which any of the Subsidiaries has an account or safe deposit box and the numbers of such accounts or safe deposit boxes maintained by that member, and (b) the names of all Persons authorized to draw on each such account or to have access to each such safe deposit box.

Assets.  Except as set forth on Schedule 3.28, KILICO has good and marketable title to all assets included within the KILICO Transferred Assets (other than cash or cash equivalents), free of any Encumbrance.

Risk Based Capital.  The Total Adjusted Capital and Company Action Level Risk Based Capital (as those terms are defined by the Applicable Laws in the respective state of domicile of each of the Insurance Subsidiaries, FLA and KILICO) for each of the Insurance Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA, as of December 31, 2002 are set forth on Schedule 3.29.  For each of the Insurance Subsidiaries, KILICO and, to the Knowledge of the Seller, FLA, the Total Adjusted Capital exceeds the Company Action Level Risk Based Capital.

Solvency of KILICO.  KILICO does not have an Impairment and will not have an Impairment as a result of the transactions contemplated by this Agreement or the Transaction Agreements.  “Impairment” shall have the meaning ascribed to such term in Chapter 215, Act. 5, Article II, Section 34 of the Illinois Compiled Statutes Annotated.

Section 338(h)(10) Election.  The Parent is and will be on the Closing Date eligible to, and has or will on the Closing Date have the authority to, consent to the Section 338(h)(10) Election and similar applicable state, local or foreign elections with respect to this transaction.  The Parent and its Affiliates have no plan or intention to take any action that would have the effect of causing any Section 338(h)(10) Election to be ineffective with respect to any of the Subsidiaries.

Disclosure.

(wwww)

Except for the representations and warranties contained in this Article III, or any schedules or exhibits thereto, or set forth in any Transaction Agreement or closing certificates delivered hereunder or thereunder, neither the Parent, the Seller, the Subsidiaries, KILICO, any advisor to any Person referred to in this paragraph (a) nor any other Person makes any express or implied representation or warranty on behalf of the Parent, the Seller, the Subsidiaries, KILICO or FLA, and the Parent, the Seller and KILICO hereby disclaim any such representation or warranty whether by the Parent, the Seller, the Subsidiaries, KILICO any of the respective Affiliates, officers, directors, employees, agents or representatives of any Person referred to in this paragraph (a) or by any other Person.

(xxxx)

In particular, without limiting the foregoing disclaimer, none of the following shall be deemed to constitute a representation or warranty of any Person referred to in paragraph (a) of this Section 3.32:  (i) any information set forth in the Confidential Offering Memorandum dated December 2002, (ii) any financial projection or forecast relating to the business of the Parent, the Seller, the Subsidiaries, KILICO or FLA, or (iii) any oral or written information presented to the Purchaser during any management presentation, including any question and answer session thereto.  With respect to any projection or forecast delivered by or on behalf of the Parent, the Seller, KILICO, any of the Subsidiaries or FLA to the Purchaser, the Purchaser acknowledges that (A) there are uncertainties inherent in attempting to make such projections and forecasts, (B) it is familiar with such uncertainties, (C) it is taking full responsibility for making its own evaluation of the adequacy and accuracy of all such projections and forecasts so furnished to it, and (D) it shall have no claim against any Person with respect thereto other than a claim for fraud or bad faith.

REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

The Purchaser hereby represents and warrants to the Parent and the Seller as follows:

Organization, Standing and Authority.  The Purchaser is duly incorporated and validly existing and in good standing under the laws of its state of incorporation, with full power and authority to conduct its business and to own or lease and operate its properties as and in the places where such business is now conducted and such properties are owned or leased and operated, with such exceptions as would not, individually or in the aggregate, have a Purchaser Material Adverse Effect.

Authorization.  The Purchaser has full corporate and legal right, power and authority, and has taken all corporate action necessary, to execute and deliver this Agreement and the other Transaction Agreements to which it is a party, to perform its obligations hereunder and thereunder and to consummate the transactions hereby and thereby.  This Agreement has been, and the other Transaction Agreements to which it is a party when executed and delivered will be, duly executed and delivered by the Purchaser, and, subject to due authorization, execution and delivery by the other parties, this Agreement is, and the other Transaction Agreements to which it is a party, when executed and delivered will be, the legal, valid and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting Creditors’ rights and to general equity principles (whether considered in proceedings at law or in equity).

Actions and Proceedings.

(yyyy)

Except as set forth on Schedule 4.3 hereto, as of the date hereof, there are no outstanding orders, decrees or judgments by or with any Government Entity to which the Purchaser is a party or any of its assets or properties is subject, that would, individually or in the aggregate, have a Purchaser Material Adverse Effect.

(zzzz)

Except as disclosed on Schedule 4.3 hereto, as of the date hereof, there are no actions, suits, arbitrations or legal, administrative or other proceedings pending or, to the Knowledge of the Purchaser, threatened against the Purchaser or any of its assets or properties, at law or in equity, by or before any Government Entity, which would, if adversely determined, individually or in the aggregate, have a Purchaser Material Adverse Effect.

No Conflict or Violation.  Except as set forth on Schedule 4.4 hereto, in Section 4.5 hereof, or on Schedule 4.5 hereto, the execution, delivery and performance by the Purchaser of this Agreement or any of the Transaction Documents and the consummation of the transactions contemplated hereby or thereby by the Purchaser in accordance with the terms hereof and thereof do not violate, conflict with or result in a breach of any of the terms of, or constitute a default, event of default or an event creating rights of acceleration, termination or cancellation or a loss of rights under, or result in the creation or imposition of any Encumbrance (except Permitted Encumbrances) upon any of the assets of the Purchaser under, (a) any provision of the charter, bylaws or other organizational documents of the Purchaser, (b) any agreement, license or contract to which the Purchaser is a party or by or to which it or any of its assets or properties may be bound or subject, (c) any order, judgment, injunction, award or decree of any court, arbitrator or Government Entity against, or binding upon the Purchaser, (d) to the Knowledge of the Purchaser, any Applicable Law, or (e) any permit necessary to conduct the Purchaser’s business as presently conducted, except in the case of each of the foregoing clauses (b), (d) and (e), for such violations, conflicts, breaches, defaults, impairments or revocations that would not, individually or in the aggregate, have a Purchaser Material Adverse Effect.

Governmental Consents and Approvals.  The execution, delivery and performance by the Purchaser of this Agreement or any of the Transaction Agreements, and the consummation of the transactions contemplated hereby and thereby by the Purchaser in accordance with the terms hereof and thereof, do not require the Purchaser or any of its Affiliates to obtain any consent or approval of, make any filing with, or give any notice to, any Government Entity, except (i) as required under the HSR Act, (ii) for Permits and Insurance Regulatory Approvals set forth on Schedule 4.5, (iii) as otherwise disclosed on Schedule 4.5 hereto, or (iv) any consent, approval, filing or notice required subsequent to the Closing Date.

Compliance with Laws.  The business and operations of the Purchaser have been conducted in compliance with all Applicable Laws except for those violations, if any, which would not, individually or in the aggregate, have a Purchaser Material Adverse Effect.  Except as set forth on Schedule 4.6 hereto, the Purchaser has not received any written notice since January 1, 2001 from any Government Entity alleging any violation of any such Applicable Law or directing the Purchaser to take any remedial action with respect to such Applicable Law, in either case which would have a Purchaser Material Adverse Effect.

Sufficient Funds.  The Purchaser has on hand or access to sufficient funds available to pay the Purchase Price hereunder and all fees and expenses required to be paid by the Purchaser related to the transactions contemplated hereunder and under the Transaction Agreements.

Investigation.  The Purchaser has conducted its own independent review and analysis of the business, operations, accounting and actuarial methodology, technology, assets, liabilities, results of operations, financial condition and prospects of the Seller, KILICO, FLA and the Subsidiaries and acknowledges that the Seller has provided the Purchaser with access to certain personnel, properties, premises and records of the Seller, KILICO, FLA and the Subsidiaries for this purpose.

Brokers.  No broker, investment bank, finder, financial adviser or other person has acted as such for, or is entitled to any compensation from, the Purchaser or its Affiliates in connection with this Agreement or the transactions contemplated hereby.

Section 338(h)(10) Election.  The Purchaser is and will be on the Closing Date eligible to, and has or will on the Closing Date have the authority to, consent to the Section 338(h)(10) Election and similar applicable state, local or foreign elections with respect to this transaction.  The Purchaser and its Affiliates have no plan or intention to take any action that would have the effect of causing any Section 338(h)(10) Election to be ineffective with respect to any of the Subsidiaries, including transferring the shares of any of the Subsidiaries to any entity that is not treated as a corporation for federal Income Tax purposes or is otherwise not eligible to make the Section 338(h)(10) Election.

No Other Representations or Warranties.  Except for the representations and warranties contained in this Article IV, neither the Purchaser nor any other Person makes any express or implied representation or warranty on behalf of the Purchaser, and the Purchaser hereby disclaims any such representation or warranty whether by the Purchaser or any of its Affiliates, officers, directors, employees, agents or representatives or any other Person.

COVENANTS

Conduct of the Business Pending the Closing.  Except (a) as contemplated by this Agreement or any of the Transaction Agreements, (b) as set forth in Schedule 5.1, (c) as required by Applicable Law, (d) with respect to the Excluded Items, (e) for any actions that would be required in order for the Board of Directors of FLA to fulfill their fiduciary obligations under Applicable Law, or (f) with the prior written consent of the Purchaser, during the period from the date of this Agreement to the Closing, KILICO will, and the Parent, the Seller and KILICO will cause the Subsidiaries and FLA (x) to conduct their respective businesses according to their ordinary course of business and will use commercially reasonable efforts consistent therewith (y) to preserve intact the material properties, assets and business organizations of KILICO (to the extent related to the KILICO Transferred Business), the Subsidiaries and FLA and (z) to maintain satisfactory relationships with material customers, suppliers, distributors, regulators, creditors, employees, agents, brokers and others having business relationships with KILICO (to the extent related to the KILICO Transferred Business), the Subsidiaries and FLA, in each case in the ordinary course of business; provided, that neither the Parent, the Seller, KILICO, FLA, nor the Subsidiaries shall be required to incur any costs or expenses or otherwise expend any monies out of the ordinary course of business in connection with such efforts.  The Parent, the Seller and KILICO will not, and will not permit the Subsidiaries to, or cause FLA to, take any action with the purpose of causing any of the conditions to the Purchaser’s obligations set forth in Article VII hereof to not be satisfied.  Nothing in this Section 5.1 shall require FLA to take or omit to take any action that would create a reasonable possibility of a breach of its fiduciary duties.  Without limiting the generality of the foregoing and except as set forth in Schedule 5.1, or as otherwise provided in this Agreement or in any of the Transaction Agreements or with respect to the Excluded Items, KILICO will not (to the extent related to the KILICO Transferred Business), and the Parent, the Seller and KILICO will not permit the Subsidiaries, or cause FLA (subject to the exercise of its fiduciary obligations) prior to the Closing, without the prior written consent of the Purchaser, to take the following actions:

(i)

issue, sell or pledge, or authorize or propose the issuance, sale or pledge of additional shares of capital stock of any class, or securities convertible into or exchangeable for shares of capital stock, or any rights, warrants or options to acquire any such shares, or other convertible securities of any Subsidiary;

(ii)

split, combine, reclassify, amend any terms of, purchase, redeem or retire any shares of the capital stock of any Subsidiary or declare, set aside for payment or pay any dividend or distribution, payable in cash, stock, property or otherwise, with respect to any of the capital stock of any Subsidiary, other than with respect to dividends or distributions, cash dividends and distributions by a Subsidiary to another Subsidiary;

(iii)

enter into an agreement with respect to any merger, consolidation, liquidation, dissolution or business combination involving the Parent, the Seller, the KILICO Transferred Business, FLA or any Subsidiary, or any acquisition or disposition of all or substantially all of the assets or securities of the Parent, the Seller, FLA or any Subsidiary;

(iv)

propose or adopt any amendment to the certificate of incorporation or by-laws or other organizational documents of KILICO, FLA or any Subsidiary;

(v)

(A) acquire (by merger, consolidation or acquisition of stock or assets or bulk reinsurance or otherwise) any corporation, partnership or other business organization or material segment, line of business or division thereof or (B) make any material investment either by purchase of stock or securities, contributions to capital (other than to another Subsidiary), property transfer or purchase of any property or assets of any Person, except for investments in the ordinary course of business;

(vi)

(A) incur or pay any indebtedness for borrowed money or issue any debt securities or (B) assume or guarantee the obligations of any other Person or (C) incur any Intercompany Loans not in existence as of the date hereof, except, in the cases of clauses (A) or (C), for the accrual of interest and any payments of interest in the ordinary course of business;

(vii)

except in the ordinary course of business (A) increase in any manner the rate or terms of compensation or benefits of any of its directors, officers, employees, consultants or agents except as may be required or permitted under existing employment, consulting or agency agreements, or (B) pay or agree to pay any pension, retirement allowance or other employee benefit not required by any existing Benefit Plan or other agreement or arrangement to any director, officer or employee, whether past or present, or (C) enter into, amend, suspend or terminate any employment, bonus, severance or retirement contract or other Benefit Plan or adopt any employee benefit plan (including split dollar insurance arrangements);

(viii)

except in the ordinary course of business (A) sell, lease, transfer or otherwise dispose of any of its material property or assets or (B) create Encumbrances, except for Permitted Encumbrances, on any of its material property or assets;

(ix)

make any loans, advances or capital contributions to (except for advances for travel and other related business expenses to officers, agents and employees), or guarantees for the benefit of any Persons in an aggregate amount outstanding at any one time exceeding $300,000;

(x)

fail to maintain all material assets in good repair and condition, except to the extent of wear and tear or use in the ordinary course of business or damage by fire or other unavoidable casualty;

(xi)

except as may be required as a result of a change in law, regulation, in generally accepted accounting principles or in any applicable state statutory accounting practices, change in any material respect any accounting principles or practices used by the Subsidiaries or FLA;

(xii)

institute, settle or dismiss any action, claim, demand, lawsuit, proceeding, arbitration or grievance by or before any court, arbitrator or governmental or regulatory body threatened against, relating to or involving any business, asset or property of FLA, the Subsidiaries or, with respect to the KILICO Transferred Business, KILICO, other than in the ordinary course of business but not, in any individual case, in excess of $500,000;

(xiii)

other than as may be required as a result of a change in law, regulation, in generally accepted accounting principles or in any applicable state statutory accounting practices, change the reserving methods of KILICO, FLA or any of the Insurance Subsidiaries’ reserving methods (it being understood that the foregoing shall not apply to changes in the amount of reserves);

(xiv)

abandon, modify, waive, terminate or otherwise change any Permit of the Insurance Subsidiaries, FLA or the KILICO Transferred Business, except (a) as may be required in order to comply with Applicable Law or (b) such modifications or waivers of insurance licenses as would not, individually or in the aggregate, restrict the business or operations of the KILICO Transferred Business, FLA or such Insurance Subsidiary in any material respect;

(xv)

take any action that is not contemplated by this Agreement that would reasonably be expected to result in a reduction of the insurer financial strength ratings of the Insurance Subsidiaries, FLA or KILICO;

(xvi)

make any material change in its actuarial, sales, marketing, underwriting, claims management, pricing, reserving or reinsurance practices;

(xvii)

make any material change in existing product offerings or make any new product offerings;

(xviii)

(y) enter into or modify any Contract (other than an Insurance Contract) that would involve KILICO (with respect to the KILICO Transferred Business), FLA or the Subsidiaries incurring an obligation of more than $100,000 annually or $200,000 in the aggregate or (z) modify any KILICO Transferred Contract;

(xix)

enter into or materially modify any management or material administrative services agreement binding on the Subsidiaries, FLA or with respect to the KILICO Transferred Business, KILICO, including but not limited to any investment management agreement and any contract pursuant to which KILICO receives revenue that would be “Separate Account Revenues” as defined in the Coinsurance Agreement;

(xx)

make any additional investments in an Excluded Investment Asset or in any asset which, at the time the investment was made, was other than in NAIC Class I or NAIC Class II debt obligations, the kind and quality of which are: (A) publicly available; (B) readily marketable, and (C) the issuer is not, at the time of purchase, rated BBB or Baa2 or lower by a Nationally Recognized Statistical Rating Organization and under review with negative implications, if such review is publicly available information;

(xxi)

make any capital expenditures or commitments for capital expenditures that aggregate in excess of $300,000;

(xxii)

cancel or forgive without fair consideration any material debts or material claims of any Subsidiary or, with respect to the KILICO Transferred Business, KILICO; or

(xxiii)

agree or commit to take any of the foregoing actions.

Certain Transactions.  From the date of this Agreement through the Closing, neither the Parent, the Seller, KILICO (primarily with respect to the KILICO Transferred Business), nor any of the Subsidiaries, or any of their respective Affiliates, officers, employees, representatives or agents, will, directly or indirectly, solicit, encourage or initiate any negotiations or discussions with, or provide any information to, or otherwise cooperate in any other manner with, any Person or group (other than the Purchaser and its Affiliates and representatives) concerning any direct or indirect sale or other disposition of all or a substantial part of the capital stock or assets (in one transaction or a series of related transactions) of the Seller, KILICO or any of the Subsidiaries (other than with respect to the Excluded Items).

Investigations; Pre-Closing Access.

(aaaaa)

Prior to the Closing Date, the Purchaser shall be entitled, through its employees and representatives, to make such further investigation of the assets, liabilities, business and operations of KILICO (to the extent related to the KILICO Transferred Business), FLA or the Subsidiaries, and such further examination of the Books and Records, as the Purchaser may reasonably request.  Any investigation, examination or interview by the Purchaser of employees of KILICO or the Subsidiaries or access pursuant to this Section 5.3(a) shall be conducted or occur at reasonable times during regular business hours upon reasonable advance notice.  The Parent, the Seller and KILICO shall cause KILICO and the Subsidiaries and their respective employees and representatives to cooperate with the Purchaser’s employees and its representatives in connection with such review and examination; and any such investigation, examination or interview shall be subject to the terms and conditions of the Confidentiality Agreement.  Any access, examination or review by the Purchaser, its employees and representatives shall not unreasonably interfere with the business operations of KILICO, FLA or any of the Subsidiaries.  Prior to obtaining access to Confidential Material (as defined in the Management Agreement) of FLA, the Purchaser shall enter into a confidentiality agreement with FLA with respect to such information and all such information shall remain subject to the confidentiality provisions of the Management Agreement.

(bbbbb)

The foregoing and Section 5.4 shall not require the Parent, the Seller, KILICO or any of the Subsidiaries to permit any inspection, or to disclose any information, that in the reasonable judgment of the Seller could reasonably be expected to result in (i) the disclosure of any trade secrets of third parties or the violation of any obligations of the Parent, the Seller, KILICO, FLA or any of the Subsidiaries with respect to the confidential information of any third party if the Seller shall have used commercially reasonable efforts to obtain the consent of such third party to such inspection or disclosure but was unable to obtain such consent, (ii) the waiver of any applicable attorney-client privilege or (iii) the violation of any Applicable Law.

Post-Closing Access.  Following the Closing Date, the Purchaser shall (i) allow the Parent and the Seller, upon reasonable prior notice and during regular business hours, through their respective employees and representatives, the right, at the expense of the Parent and the Seller, to examine and make copies of the Books and Records transferred to the Purchaser at the Closing for any reasonable business purpose, including, without limitation, the preparation or examination of Tax Returns, regulatory filings and financial statements and the conduct of any litigation or the conduct of any regulatory, contract holder, participant or other dispute resolution whether pending or threatened, and (ii) maintain such Books and Records for examination and copying by the Parent and the Seller for a period of not less than six years following the Closing Date or any longer period as mandated by Applicable Law.  Access to such Books and Records may not unreasonably interfere with the Purchaser’s or any successor company’s business operations.

HSR Act Filings; Consents; Insurance Regulatory Filings.

(ccccc)

The Seller, Bank One and the Purchaser shall, as promptly as practicable and in any event within fifteen (15) Business Days of the date hereof, file, or cause to be filed, Notification and Report Forms under the HSR Act with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the United States Department of Justice (the “Antitrust Division”) in connection with the transactions contemplated by this Agreement and the Transaction Agreements, and will use their respective reasonable best efforts to respond as promptly as practicable to all inquiries received from the FTC or the Antitrust Division for additional information or documentation and to cause the waiting periods under the HSR Act to terminate or expire at the earliest possible date.

(ddddd)

The Parent, the Seller, Bank One and the Purchaser shall cooperate and use reasonable best efforts to obtain all consents, approvals and agreements of, and to give and make all notices and filings with, any Government Entities necessary to authorize, approve or permit the consummation of the transactions contemplated by this Agreement and the Transaction Agreements, including without limitation, the Insurance Regulatory Approvals and the Permits set forth on Schedule 5.5(b) hereto.  The Parent, the Seller, Bank One and the Purchaser shall cooperate and use reasonable best efforts to obtain all other approvals and consents to the transactions contemplated by this Agreement and the Transaction Agreements, including (i) the matters set forth on Schedule 3.5, Schedule 4.5 or Schedule 5.5(b) hereto, (ii) any Person from whom approvals and consents are required under any of the KILICO Transferred Contracts or Contract to which any of the Subsidiaries is a party and (iii) the consents of any other third parties required by the transactions contemplated hereunder.

(eeeee)

The Purchaser shall, as promptly as practicable and in any event within thirty (30) days of the date hereof, make (and cause its Affiliates to make) all necessary filings of preacquisition statements required by applicable state insurance holding company systems and acquisition of control filings in all jurisdictions indicated in Schedule 4.5.

(fffff)

Each party shall provide all necessary information, documentation and communications to any insurance regulatory authorities and such other Government Entities and other Persons required to consummate the transactions contemplated hereby.  Each party shall cooperate with the other in obtaining, as promptly as practicable, all approvals, authorizations and clearances of Government Entities and other Persons required to consummate the transactions contemplated hereby.  Each party hereto shall have the right to review in advance, and to the extent practicable each will consult the other on, in each case subject to Applicable Law relating to the exchange of information or other applicable confidentiality requirements, all the information relating to the Seller, KILICO, FLA (to the extent such information is known by or in the Seller’s possession) or the Subsidiaries, the Purchaser or any of their respective Affiliates, as the case may be, that appears in any filings or other submissions with, or other written materials submitted to, any third party or Government Entity in connection with the transactions contemplated by this Agreement and the Transaction Agreements.  The Seller and the Purchaser agree that they will keep the other apprised of the status of matters relating to completion of the transactions contemplated by this Agreement and the Transaction Agreements, including promptly furnishing the other with copies of any notice or other communications received by the Seller, KILICO or the Subsidiaries, the Purchaser or any of their respective Affiliates, as the case may be, from any third party or Government Entity with respect to the transactions contemplated hereby, including, without limitation, all inquiries from insurance regulators and all notices of claims, suits and actions for which either party receives service of process.

(ggggg)

The Seller shall use reasonable and diligent efforts to obtain, on behalf of PMG Asset Management, Inc., all required consents to the assignment (within the meaning of Section 202(a)(1) of the Investment Advisers Act) of the investment management contracts of PMG Asset Management, Inc. that will result from the consummation of the transactions contemplated by this Agreement in accordance with Section 205(a)(2) of the Investment Advisers Act and the terms and conditions of each of the Investment Management Contracts.  Without limitation of the foregoing, the Seller shall:

(i)

to the extent permissible under the Investment Advisers Act and the terms of any particular Investment Management Contract, inform each client by written notice at least 10 days prior to the Closing Date, that (A) PMG Asset Management, Inc. will continue to provide the client with investment advisory services following the Closing Date, subject to the client’s right to terminate the Investment Management Contract following the Closing Date, and (B) the client shall be deemed to have consented to the assignment of the Investment Management Contract and to PMG Asset Management, Inc.’s continued provision of services thereunder if the client fails to terminate the Investment Management Contract either before or within 60 days following the Closing Date; or

(ii)

to the extent that the consent procedure set forth in (i) above is not permissible under the Investment Advisers Act and the terms of any particular Investment Management Contract, Seller shall seek to obtain, before the Closing Date, from each client to which PMG Asset Management, Inc. provides investment advisory services, the written consent of such client to the assignment of such client’s Investment Management Contract that will result from the consummation of the transactions contemplated by this Agreement.  The Seller shall provide the Purchaser, on a regular basis prior to the Closing, with copies of any consents or notices of termination received by the Seller or PMG Asset Management, Inc.

Further Assurances.

(hhhhh)

Upon the terms and subject to the conditions herein provided, on and prior to the Closing Date, each of the Parent, the Seller and the Purchaser shall use commercially reasonable efforts to take, or cause to be taken, all actions or do, or cause to be done, all things or execute any documents necessary, proper or advisable under Applicable Laws to consummate and make effective the transactions contemplated by this Agreement and the Transaction Agreements.

(iiiii)

On and after the Closing Date, the Seller (as reasonably requested from time to time by the Purchaser) and the Purchaser (as reasonably requested from time to time by the Seller) shall take all reasonably appropriate action and execute any additional documents, instruments or conveyances of any kind (not containing additional representations and warranties) which may be reasonably necessary to carry out any of the provisions hereof.

(jjjjj)

Without limiting the generality of the foregoing, on or immediately after the Closing Date, the Purchaser agrees to furnish the Seller and KILICO with true and accurate information concerning itself and its Affiliates (including Bank One and, from and after the Closing, the Purchaser’s Designee and the other Subsidiaries) and such other matters as may be necessary or advisable in connection with any filing required or necessary with the SEC in connection with this Agreement, the Coinsurance Agreement, or the transactions contemplated hereunder or thereunder, including, without limitation, timely furnishing true and accurate information necessary for the filing of amended registration statements with respect to the Separate Accounts maintained by KILICO.

Expenses.  Except as otherwise specifically provided in this Agreement, the parties to this Agreement shall bear their respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the Transaction Agreements and the transactions contemplated hereby and thereby, including, without limitation, all fees and expenses of agents, representatives, counsel, investment bankers, actuaries and accountants; provided, however, that (a) the Seller and the Purchaser shall split equally the cost of the filing fees in connection with all filings by any of the parties hereto with the FTC and the Antitrust Division under the HSR Act with respect to the transactions contemplated hereby; (b) the Purchaser and Seller shall split equally all fees and sales, use, transfer or similar taxes in connection with the transactions hereunder or the Transaction Agreements; (c) the Seller shall bear the cost of obtaining Insurance Regulatory Approval pursuant to Section 1011(c) of the California Insurance Code; (d) the Seller shall bear the cost of making all filings with and obtaining any approvals from any Government Entity as required by Applicable Law in connection with the Subsidiaries’ transfer of the Excluded Items; and (e) the Purchaser shall bear the cost of obtaining Insurance Regulatory Approvals required by the change of control of the Insurance Subsidiaries.

Use of Names.

(kkkkk)

Commencing as promptly as practicable after the Closing, but in no event later than one (1) year after Closing, the Parent, KILICO and the Seller shall, and shall cause their respective Affiliates to, refrain from using the name “Kemper” or those that are suggestive or derivative thereof (except for the purposes of historical identification in materials not designed as advertising or solicitation), except in connection with the KILICO Retained Investments, the KILICO Retained Liabilities, any Excluded Item, the business of KILICO that is not part of the KILICO Transferred Business, or as contemplated hereunder or the Transaction Agreements or as required by Applicable Law; provided that all such use in connection with the KILICO Retained Liabilities, the Excluded Items, and the business of KILICO that is not part of the KILICO Transferred Business shall be limited to that which is reasonably necessary to the maintenance or management thereof.  Seller, Parent and KILICO may not sell, license, sublicense, pledge, assign, or transfer to any Person any of their respective rights to use the “Kemper” name or any name that is suggestive or derivative thereof.

(lllll)

Commencing as promptly as practicable after the Closing, but in no event later than ninety (90) days after the Closing, the Purchaser shall make all filings with Government Entities (including without limitation, filing amendments to the charters and by-laws of the applicable Subsidiaries and filing appropriate amendments to policy form filings) to cause the applicable Subsidiaries to change any of their names that contain the word “Kemper” or “Zurich” to a new corporate name, provided that the new corporate name does not include the words “Kemper” or “Zurich” or those that are suggestive or derivative thereof.  As soon as practicable, but in no event longer than twelve (12) months after the Closing Date, the Purchaser shall cause the applicable Subsidiaries to cease to use in any form whatsoever any marks, designs, logos, slogans, names, words, letters, trade dress or other indications of origin which include the words “Kemper” or “Zurich” or those that are suggestive or derivative thereof, except for the purposes of historical identification in materials not designed as advertising or solicitation.  Notwithstanding paragraphs (d) and (e) of this Section 5.8, the applicable Subsidiaries shall have the right to use the marks, designs, logos, slogans or names that include the words “Kemper” or “Zurich,” but solely in connection with the current uses by the Subsidiaries and during and for the purposes of the transition period provided for in the immediately preceding sentence.

(mmmmm)

Commencing as promptly as practicable after the Closing, and except as permitted by the preceding paragraph or as required by Applicable Law, the Purchaser shall cause the Subsidiaries and FLA to refrain from using any printed materials or other means of communication which state, suggest or imply any affiliation with Zurich Financial Services or any of its Affiliates or the group of companies as a whole.

(nnnnn)

The Purchaser, effective as of the Closing and except as expressly set forth in this Section 5.8, acting on behalf of itself and its Affiliates (including the Subsidiaries) hereby assigns and relinquishes to the Seller any right, including, without limitation, all Intellectual Property rights, any Subsidiary may heretofore have had to use the marks, designs, logos, slogans or names of the Seller or its Affiliates including, without limitation, “Kemper” and “Zurich”, or any marks, designs, logos, slogans, words, names or letters suggestive or derivative thereof identified on Schedule 3.8(c), in any trade or business or otherwise, other than as permitted by this Section 5.8.

(ooooo)

Notwithstanding anything to the contrary contained in this Agreement, the Purchaser acknowledges and agrees that those trademarks and service marks identified with an asterisk (*) on Schedule 3.8(c), and any associated registrations and applications, as well as all goodwill associated therewith and represented thereby, shall be conveyed at or prior to the Closing from the Subsidiaries to the Seller.

Certain Intercompany Matters.

(ppppp)

Except as set forth on Schedule 5.9 hereto, and except as contemplated by the Transaction Agreements, on or prior to the Closing Date, all data processing, accounting, insurance, banking, personnel, legal, communications and other products or services provided by the Seller or its Affiliates (other than the Subsidiaries) to the Subsidiaries or FLA, or provided by the Subsidiaries or FLA to the Seller or its Affiliates (other than the Subsidiaries), including any agreements or understandings (written or oral) with respect thereto, will terminate, including, without limitation, any stop loss agreements and capital maintenance agreements.

(qqqqq)

Except as set forth on Schedule 5.9 hereto, on or prior to the Closing Date, all intercompany accounts (including the Intercompany Loans) between the Subsidiaries or FLA, on the one hand, and the Seller or any of its Affiliates (other than the Subsidiaries), on the other hand, shall be paid and satisfied in full without any remaining liability of the Subsidiaries or FLA.

(rrrrr)

Prior to the Closing Date, Seller shall cause FKLA and ZLICA to pay to Taxing Authorities as Income Tax or to the appropriate Person under all Tax Sharing Arrangements relating to Income Taxes, an aggregate amount equal to the accrued liability for Income Taxes shown on the Target Net Worth Statement.

Certain Transactions Relating to the Excluded Items and Excluded Investment Assets and Other Assets and Contracts.

(sssss)

On or prior to the Closing Date, the Seller shall (at its sole cost) cause the Subsidiaries to distribute, convey, withdraw or otherwise transfer to the Seller or such Affiliates of the Seller as the Seller shall designate, all of the right, title and interest in, to or under the assets designated as Excluded Items (provided that Excluded Items that are Excluded Investment Assets shall be replaced in accordance with Section 2.2) and will transfer to an Affiliate of the Seller (other than a Subsidiary or FLA) all liabilities designated as Excluded Items.  From time to time, the Purchaser shall, upon the Seller’s request and at the sole cost of the Seller, (i) deliver the Books and Records relating solely to any of the Excluded Items (and copies of Books and Records related to the Excluded Items and other items) in the possession of the Purchaser or the Subsidiaries and (ii) do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, all deeds, assignments, transfers and conveyances as may be reasonably required for the better assigning, transferring, granting, conveying and confirming to the Seller or its Affiliates, or for aiding and assisting in collecting and reducing to possession of the Seller or its Affiliates, any of the Excluded Items.

(ttttt)

Effective as of the Closing Date, the Subsidiaries shall distribute, convey, withdraw or otherwise transfer to the Seller or a designee of the Seller all of the right, title and interest of the Purchaser and the Subsidiaries in and to the Excluded Items; provided, that no distribution, conveyance, withdrawal or transfer shall be made of any Excluded Item or portion thereof if an attempted sale, assignment, transfer or delivery, without the consent of a third party, would constitute a breach or other contravention thereof.  With respect to any Excluded Item or portion thereof not distributed, conveyed, withdrawn or otherwise transferred at the Closing because of failure to obtain third party consent as contemplated by the immediately preceding sentence, the Purchaser and the Subsidiaries shall enter into any arrangements and take any actions reasonably requested by the Seller designed to provide the Seller with the full and exclusive benefits of such Excluded Items; provided, that the Seller shall have assumed the duty to perform all obligations relating to such Excluded Items accruing on and after the Closing Date.  From and after the Closing Date, the Purchaser shall, and shall cause the Subsidiaries to, take any and all lawful actions requested by the Seller with respect to any Excluded Items or portion thereof not distributed, conveyed, withdrawn or transferred as contemplated hereunder including, without limitation, the giving or withholding of any waiver, consent or approval with respect thereto, and shall keep the Seller informed of all notices and other communications received by any of them with respect to such Excluded Items.

(uuuuu)

Subject to Section 7.6, KILICO, with the Purchaser’s cooperation and assistance, shall use commercially reasonable efforts to obtain all approvals, consents or waivers necessary to assign to the Purchaser’s Designee the KILICO Transferred Contracts.

(vvvvv)

Subject to Section 7.6, with respect to the KILICO Transferred Contracts for which consent is not obtained on or prior to the Closing Date, KILICO, instead of obtaining any approval, consent or waiver necessary to sell, assign, transfer, or otherwise convey to the Purchaser’s Designee such KILICO Transferred Contracts, shall enter into any arrangements and take any actions reasonably requested by the Purchaser’s Designee designed to provide the Purchaser’s Designee with the full and exclusive benefits of such KILICO Transferred Contracts; provided, that the Purchaser’s Designee shall have agreed with KILICO to perform all obligations relating to such KILICO Transferred Contract accruing on and after the Closing Date.  From and after the Closing Date, KILICO shall take any and all lawful actions requested by the Purchaser’s Designee with respect to any KILICO Transferred Contract or portion thereof not assigned, transferred or otherwise conveyed to the Purchaser’s Designee as contemplated hereunder including, without limitation, the giving or withholding of any waiver, consent or approval with respect thereto, and shall keep the Purchaser’s Designee informed of all notices and other communications received by it with respect to such KILICO Transferred Contracts.

(wwwww)

Subject to Section 5.8(d) and Section 5.8(e) hereof, Seller shall, and Parent and Seller shall cause Zurich Insurance Company and Zurich American Insurance Company to, prior to the Closing, assign to FKLA, or grant to FKLA a license to use, their respective rights, title and interest in the Trademarks used by the Subsidiaries or by KILICO (in connection with the KILICO Transferred Business) identified in Schedule 3.8(a) hereto.

(xxxxx)

Subject to Section 7.6, Seller shall, and Parent and Seller shall cause their respective Affiliates to, assign to FKLA prior to the Closing, the contracts specified on Schedule 5.10(f) hereto, to the extent such contracts are assignable, and to use commercially reasonable efforts to obtain all approvals, consents or waivers necessary to assign such contracts to FKLA.  With respect to any such contract for which consent is not obtained on or prior to the Closing Date, Parent and Seller, instead of obtaining any approval, consent or waiver necessary to sell, assign, transfer, or otherwise convey to FKLA such contracts, shall enter into any arrangements and take any actions reasonably requested by FKLA designed to provide FKLA with the full and exclusive benefits of such contracts; provided, that FKLA shall have agreed with KILICO to perform all obligations relating to such contract accruing on and after the Closing Date.  From and after the Closing Date, KILICO shall take any and all lawful actions requested by FKLA with respect to any contract or portion thereof not assigned, transferred or otherwise conveyed to FKLA as contemplated hereunder including, without limitation, the giving or withholding of any waiver, consent or approval with respect thereto, and shall keep FKLA informed of all notices and other communications received by it with respect to such contracts.

(yyyyy)

Without limiting the generality of the foregoing, the Purchaser shall, and from and after the Closing the Purchaser shall cause the Subsidiaries to, reasonably cooperate in the defense or prosecution of any claim, litigation, action, proceeding or investigation which is an Excluded Item, which cooperation shall include the retention and provision of copies of or access to relevant portions of Books and Records and other information which is reasonably relevant to any defense or prosecution of any such claims, and making employees and officers reasonably available to provide additional information, explanation and testimony regarding any such defense or prosecution.

Employees and Agents.  The Purchaser shall employ as of the Closing Date (the “Hire Date”) each employee of the Seller or any of the Subsidiaries who is actively employed (excluding employees who are absent on long- or short-term disability leaves) on the Closing Date (collectively, the “Affected Employees”), on terms that are comparable in the aggregate (including with respect to position, duties, responsibilities, compensation, incentives and location) to those provided on the date hereof to similarly-situated employees of the Purchaser.  Affected Employees shall be considered “at will” employees of the Purchaser, and the Purchaser shall have no obligation to retain Affected Employees for any specific period of time following the Hire Date.  If an employee of the Seller is not actively employed on the Closing Date because he/she is receiving short term disability benefits from the Seller, such employee, while receiving short-term disability benefits, shall be considered an employee of Seller or one of its Affiliates for purposes of continued participation in the Benefit Plans (including Kemper Benefit Plans assumed by Purchaser), and Seller will reimburse Purchaser for the premium cost of such employee’s participation in Kemper Benefit Plans during such period.   The Purchaser shall thereafter employ any such employee on the terms described above effective on the date within 180 days following the Closing Date that the individual (i) is released by his or her physician to return to work; (ii) promptly submits a request to return to work for the Purchaser; and (iii) is considered fit to return to work under the short-term disability policies and practices maintained by the Purchaser for similarly-situated employees.  Immediately following the signing of this Agreement, the Seller shall provide the Purchaser with such information as the Purchaser reasonably requires to begin the process of transferring the Affected Employees to the Purchaser, including but not limited to, service-related information and payroll data.  The Seller shall facilitate the transfer of employment, benefit and payroll-related information to the Purchaser from any service providers that currently hold such information, maintain contract relationships with such service providers through the Closing Date and assist the Purchaser in contacting the service providers, as needed.  The parties mutually acknowledge that the purpose of such information transfer is to ensure a smooth transition of employment for the Affected Employees, that such information transfer needs to be expedited as quickly as possible and that both parties shall use good faith in dealing with each other for such purpose.

Employee Benefits.

(zzzzz)

As of the Closing Date, Purchaser or one or more subsidiaries shall assume all Benefit Plans that are maintained by the Seller or one or more Subsidiaries set forth on Schedule 5.12(a) (the “Kemper Benefit Plans”) provided that, prior to the Closing Date, the Seller shall cause the Subsidiaries to make all contributions and pay all premiums which are accrued and due prior to the Closing Date under the terms of the Kemper Benefit Plans.  During the “Special Coverage Period” (as defined below), Seller shall continue to provide benefits under the Benefit Plans that provide welfare benefits in which Affected Employees are participating on the Closing Date and which are not Kemper Benefit Plans (the “Zurich Welfare Plans”).  With respect to the Zurich Welfare Plans that are fully insured by third-party insurers, Purchaser shall reimburse the Seller for any employer-paid premiums towards the cost of coverage for Affected Employees during the Special Coverage Period.  With respect to Zurich Welfare Plans that are self-insured, Purchaser shall reimburse Seller for a pro-rata portion (based on the number of Affected Employees participating) of administrative fees paid by Seller or its Affiliates with respect to such plans, and for all amounts actually paid by Seller or its Affiliates with respect to claims arising with respect to Affected Employees during the Special Coverage Period.  Affected Employees shall be required to continue to make employee contributions towards the cost of coverage under the Zurich Welfare Plans as in effect on the Closing Date.  Purchaser shall remit to Seller amounts owed as a result of Affected Employees’ participation in the Zurich Welfare Plans promptly upon receipt of an invoice therefor from Seller or any of its Affiliates.  Purchaser and Seller shall cooperate in good faith to resolve any disputes over amounts required to be remitted to Seller or its Affiliates under this paragraph.  Participation by Affected Employees in the Zurich Welfare Plans shall terminate as of the end of the Special Coverage Period.  Former employees of Seller and its Affiliates who are receiving post-retirement medical and/or life insurance benefits under Zurich Welfare Plans on the Closing Date, and Affected Employees who retire on or after the Closing Date and who, upon such retirement, satisfy the eligibility requirements to receive post-retirement medical and life insurance benefits under the terms of the Zurich Welfare Plans (collectively, “Kemper Retirees”), shall continue to participate in such Zurich Welfare Plans until December 31, 2003, and Purchaser shall reimburse Seller for the cost of such participation and benefits in the same manner as that described above with respect to Affected Employees.  “Special Coverage Period” shall mean the period beginning on the date Affected Employees become employed by the Purchaser and ending on the earlier of:  (i) December 31, 2003; and (ii) the end of the last coverage period for which the Affected Employee makes the required employee contribution.

As of January 1, 2004, Purchaser shall provide Affected Employees who are actively employed by the Purchaser with benefit programs and arrangements which are made available to similarly situated employees of the Purchaser (the “Purchaser Benefit Plans”).  With respect to the Purchaser Benefit Plans, the Purchaser shall (i) provide that each Affected Employee shall receive full credit for all service with the Seller or any of the Subsidiaries to the extent that such service is counted under the Seller Benefit Plans, including, without limitation, recognition of service for eligibility, vesting and, to the extent not duplicative of benefits received under any Purchaser Benefit Plan, the amount and accrual of benefits, except that no credit shall be given for benefit accruals that would require any contribution to or benefits under any or all of the Purchaser’s defined benefits pension plans for periods prior to the Closing Date, and (ii) waive, or cause its insurance carriers to waive, all limitations as to pre-existing and at-work conditions, if any, with respect to participation and coverage requirements applicable to the Affected Employees (to the extent such pre-existing or at-work conditions did not apply to the Affected Employees under the Benefit Plans in which such Affected Employees participated immediately prior to the Closing Date) under any Purchaser Benefit Plan providing medical, dental, pharmaceutical and/or vision benefits to Affected Employees.  Further as of January 1, 2004, Purchaser shall allow Kemper Retirees to enroll in Purchaser-sponsored plans providing post-retirement welfare benefits to its former employees.  Purchaser reserves the right to amend the terms and conditions of Kemper Retirees’ participation in its post-retirement welfare benefit plans, including the right to terminate the plans, at any time.

(aaaaaa)

Effective as of the Closing Date, the Affected Employees shall be considered terminated participants in accordance with the terms of the Zurich Savings Plan (the “Seller’s 401(k) Plan”).  The Affected Employees shall be 100% vested in their individual account balances under the Seller’s 401(k) Plan as of the Closing Date.  As soon as administratively practicable following the Closing Date, the Seller shall advise the Affected Employees who participate in the Seller’s 401(k) Plan of their right to elect to receive a distribution of their individual account balances from the Seller’s 401(k) Plan.  To the extent permitted by Applicable Law, the Seller and the Purchaser agree that such amounts so distributed may be transferred by the Affected Employees to a 401(k) plan maintained by the Purchaser in a direct rollover; provided, however, that the Seller’s 401(k) Plan shall not be required to permit distributions or transfers by such Affected Employees to the extent such distributions would adversely affect the tax-qualified status of the Seller’s 401(k) Plan.  Seller shall use its best efforts to coordinate the distribution of Affected Employees’ balances from the Seller’s 401(k) Plan with the administrator of the Bank One Corporation Savings and Investment Plan (“Purchaser’s 401(k) Plan”) so as to assist in the rollover process.

(bbbbbb)

The Purchaser agrees to provide the Affected Employees with any notice required under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) in connection with any “qualifying event” occurring with respect to the Welfare Plans listed on Schedule 5.12(a) after the Special Coverage Period.  The Seller shall retain liability and administrative responsibility for providing any COBRA coverage (including the provision of COBRA notices) in connection with any qualifying event occurring with respect to Affected Employees and their “qualified beneficiaries” participating  in the Zurich Welfare Plans prior to end of the Special Coverage Period, provided that:  (i) Seller receives timely notice of the occurrence of any such qualifying event; (ii) such COBRA coverage shall be made available by Seller until December 31, 2003, and Purchaser shall be responsible for providing such COBRA coverage to Affected Employee and/or their qualified beneficiaries beginning on and after January 1, 2004; and (iii) Purchaser shall reimburse Seller for costs associated with providing such COBRA coverage on the same reimbursement basis set forth in paragraph 5.12(a) to the extent that such amounts owed to the Seller or its Affiliates exceed the COBRA premiums paid to Seller or its Affiliates by Affected Employees and/or their qualified beneficiaries.  The Seller shall retain liability and administrative responsibility for providing continued coverage to those individuals already participating in the Benefit Plans under COBRA immediately prior to the Closing Date.

(cccccc)

Except as otherwise provided in subsection (e) below, the Purchaser shall discharge all liabilities and claims with respect to the Affected Employees arising on or after the Closing Date, including, but not limited to, any claims arising under any of the Kemper Benefit Plans, and/or Purchaser Benefit Plans, severance and any workers’ compensation claims.  The Seller shall discharge all liabilities and claims with respect to the Affected Employees arising prior to the Closing Date, including, but not limited to, any claims arising under any of the Benefit Plans (excluding the Kemper Benefit Plans), severance and any workers’ compensation claims; and the Purchaser shall not assume nor shall the Subsidiaries be responsible for any liability with respect to such liabilities and claims.  For purposes of this Section 5.12(d) and Section 5.12(a), claims shall be deemed to have arisen (i) with respect to all death or dismemberment claims, on the actual date of death or dismemberment; (ii) with respect to all hospital, medical, drug or dental claims, on the date the service or supply was purchased or received by the claimant; (iii) with respect to workers’ compensation claims, (A) which are single accident specific on the date of the occurrence, and (B) which are not single accident specific on the date a claim for benefits is made; and (iv) with respect to disability claims, the date as of which the individual ceased active employment as a result of an illness or injury.

(dddddd)

Any amounts payable as a “change in control” bonus (solely as a result of the transactions contemplated hereunder) and any retention bonus or success fees payable under the Key Executive Retention Plan or the Success Incentive Plan shall remain a liability of the Seller.  The Seller shall also retain any liabilities and obligations to Affected Employees under the Key Executive Retention Plan with respect to the Zurich Financial Services Group Long-Term Performance Share Plan for Zurich Life (also referred to as the Zurich Life Long-Term Performance Share Plan) and the Zurich Life Short-Term Incentive Plan.  The Purchaser shall not assume the sponsorship of or any liabilities under these plans.

(eeeeee)

The Purchaser shall honor all severance pay liabilities under the Key Executive Retention Plan.

(ffffff)

With respect to any Affected Employee (other than an Affected Employee who is eligible to receive severance pay under the Key Executive Retention Plan) whose position is eliminated by the Purchaser on or after the Closing Date and before January 1, 2004, the Purchaser will provide severance pay and outplacement services equal to the amount of severance pay and outplacement services that Affected Employees would have received in accordance with the Seller’s severance practices, as described in Schedule 3.18(a).  In addition, to the extent that an Affected Employee whose job is eliminated on or prior to December 31, 2003 is participating in Zurich Welfare Plans, the Purchaser shall continue to reimburse the Seller for the cost of such coverage, in a manner consistent with that set forth in paragraph 5.12(a), for the period beginning on the Affected Employee’s job elimination date and ending on the earlier of:  (i) the end of the last coverage period for which the Affected Employee pays his/her portion of the required premiums; and (ii) December 31, 2003.  Affected Employees shall not be eligible to participate in the Bank One Corporation Pay Continuation Plan for job elimination dates occurring during the period beginning on the Closing Date and ending on December 31, 2003.

(gggggg)

Beginning January 1, 2004, Affected Employees whose positions are eliminated by the Purchaser shall be eligible to receive benefits under the Bank One Corporation Pay Continuation Plan to the extent they satisfy the eligibility requirements for such plan (being given full credit for service with the Seller and any of the Subsidiaries as provided in Section 5.12(a) to the extent such service would be credited under Seller’s benefit plans and policies), which shall be applied to Affected Employees on the same basis as they are applied to Purchaser’s similarly situated employees.

(hhhhhh)

The Purchaser shall honor and pay when due all supplemental benefits accrued for but not yet paid to Affected Employees as of the Closing under the Federal Kemper Life Assurance Company Supplemental Profit Sharing Plan (the “Supplemental Plan”).  Subject to the preceding sentence and the terms of the Supplemental Plan, the Purchaser shall have no obligation to allow for continued accrual of benefits under the Supplemental Plan for any specific period of time after the Closing Date.

(iiiiii)

Effective as of the Closing Date, the Seller shall assign and transfer all of its rights in and to, and all of its obligations and duties under, the Kemper Corporation Employees’ 501(c)(9) Benefit Trust, dated as of January 1, 1990 and as thereafter amended (the “VEBA Trust”), to the Purchaser, and Purchaser agrees to and shall accept such assignment and assumption of all of the Seller’s rights in and to, and all of the Seller’s obligations and duties under, the VEBA Trust.  As soon as reasonably practicable after the date hereof, the Seller and the Purchaser shall use all reasonable efforts to obtain any necessary consents of third parties, including the trustee of the VEBA Trust, required to effect the assignment and transfer of the VEBA Trust provided for herein.

(jjjjjj)

The Purchaser shall comply with all applicable requirements of the equal opportunity and affirmative action clauses set forth in Executive Order 11246 (applicable to subcontractors), as amended, in the regulations of the Department of Labor implementing the Vietnam Era Veterans Readjustment Act of 1974, and in the Rehabilitation Act of 1973, as amended, which, together with the implementing rules and regulations prescribed by the Secretary of Labor, are incorporated by reference.  Affected Employees shall be treated in accordance with Purchaser’s policy of maintaining a business environment free of all forms of discrimination, including sexual harassment, and Purchaser shall not discriminate against any Affected Employees because of age, race, color, religion, sex, gender identity, national origin, ancestry, disability, handicap or veteran  status or any other basis prohibited by applicable federal, state or local law.

Windy Point Sublease; Florida Lease and New York Lease.

(kkkkkk)

ZAIC is currently the tenant under that certain Office Lease dated May 6, 2000 (as amended by that certain First Amendment to Office Lease, dated as of July 14, 2000, that certain Second Amendment to Office Lease, dated as of August 4, 2000, that certain Third Amendment to Office Lease, dated as of January 25, 2001, and that certain Fourth Amendment dated as of July 10, 2001, collectively, the “Windy Point Lease”) with Windy Point as the landlord (the “Windy Point Lease Landlord”).  Subject to receipt of a satisfactory consent to the Windy Point Sublease, on the Closing Date, ZAIC shall sublease a portion of the Premises (as defined in the Windy Point Lease) to the Purchaser’s Designee and the Purchaser’s Designee shall sublease such Premises from ZAIC pursuant to the terms of a sublease agreement substantially in the form of Exhibit M hereto (the “Windy Point Sublease”).  On or prior to the Closing, the Seller shall obtain a consent agreement, in the form agreed to by Seller and Purchaser as of the date hereof, from the Windy Point Lease Landlord which contains approval of the Windy Point Sublease and an acknowledgement that Purchaser’s Designee will be acquired as of the Closing Date by the Purchaser (the “Windy Point Sublease Consent”).  On or prior to the Closing, the Seller shall use commercially reasonable efforts to obtain from the Windy Point Lease Landlord an estoppel certificate stating:  (a) that the Windy Point Lease is in full force and effect; (b) that neither ZAIC nor the Windy Lease Landlord is in default under the Windy Point Lease; (c) that the Windy Point Lease is unmodified (or if there have been modifications, identifying the modifications); and (d) the annual and monthly rental rates and the date to which rent has been paid (the “Windy Point Estoppel Certificate”).  The Seller and the Purchaser shall cooperate in connection with obtaining the Windy Point Sublease Consent to consummate the Windy Point Sublease and upon reasonable advance notice, the Purchaser agrees to provide the Windy Point Landlord with all information and documentation reasonably required to obtain the Windy Point Sublease Consent and to effectuate the Windy Point Sublease including, without limitation, any materials, information and documentation necessary to satisfy the standards set forth in Section 14(B) of the Windy Point Lease or any other items reasonably requested by the Windy Point Lease Landlord.  All materials, information and documentation to be provided by the Purchaser pursuant to the prior sentence shall be promptly provided upon written request from time to time of the Seller or the Windy Point Lease Landlord (but shall in no event be provided by Purchaser later than three (3) Business Days after such request is made by the Seller or the Windy Point Lease Landlord, as applicable), the Purchaser acknowledging that the prompt delivery of such items is a material requirement in connection with the successful procurement of the Windy Point Sublease Consent.  The Seller and the Parent represent and warrant to the Purchaser and the Purchaser represents and warrants to the Seller and the Parent, that neither party knows of any brokers or other persons or entities who have been instrumental in arranging the sublease transaction contemplated by this Section 5.13(a).

(llllll)

PMG Securities Corporation (“PMG”) is currently the tenant under that certain Office Lease Agreement dated February 27, 1996 (as amended by that certain First Amendment to Office Lease Agreement, dated as August 28, 1997, that certain Second Amendment to Office Lease Agreement, dated July 14, 2000, that certain Third Amendment to Office Lease, dated October 31, 2000 and that certain Fourth Amendment to Lease dated July 24, 2002, collectively, the “Florida Lease”) with Clear E, LLC and Clear T, LLC (successors in interest to UNUM Life Insurance Company of America) as the landlord (the “Florida Lease Landlord”).  It is the intention of the Seller and the Purchaser that effective as of the Closing Date, the Purchaser shall acquire all of the Seller’s outstanding Shares of PMG.  Pursuant to the terms of the Florida Lease, such a conveyance could be deemed to be an assignment of PMG’s leasehold interest in the Florida Lease, which requires the prior written consent of the Florida Lease Landlord and a waiver of the Florida Lease Landlord’s right of recapture of the Premises (as defined in the Florida Lease).  On or prior to the Closing, the Seller shall use commercially reasonable efforts to obtain from the Florida Lease Landlord: (i)  a consent agreement which contains a written consent to the assignment of PMG’s leasehold interest in the Florida Lease and a waiver of its right of recapture of the Premises (the “Florida Consent Agreement”) and (ii) an estoppel certificate stating:  (a) that the Florida Lease is in full force and effect; (b) neither PMG nor the Florida Lease Landlord is in default under the Florida Lease; (c) that the Florida Lease is unmodified (or if there have been modifications, identifying the modifications); and (d) the annual and monthly rental rates and the date to which rent has been paid (the “Florida Estoppel Certificate”).  For the purposes of the immediately preceding sentence, “commercially reasonable efforts” shall mean sending a mutually acceptable draft consent agreement and a mutually acceptable draft estoppel certificate to the Florida Lease Landlord and diligently seeking to obtain an executed consent and an executed estoppel certificate.  To the extent any documentation is reasonably required to be delivered to the Florida Lease Landlord to effectuate the assignment contemplated herein, the Seller and the Purchaser shall cooperate and agree to provide such documentation to the Florida Lease Landlord.  In no event shall the receipt of the Florida Consent Agreement or the Florida Estoppel Certificate be deemed a condition to the Closing.

(mmmmmm)

PMG Marketing, Inc. (“PMG Marketing”) is currently the tenant under that certain Standard Form of Office Lease dated April 25, 2002 (the “New York Lease”) with 53rd Street Associates, L.L.C., as the landlord (the “New York Lease Landlord”).  It is the intention of the Seller and the Purchaser that effective as of the Closing Date, the Purchaser shall acquire all of the Seller’s outstanding Shares of PMG Marketing.  Pursuant to the terms of the New York Lease, such a conveyance could be deemed to be an assignment of PMG Marketing’s leasehold interest in the New York Lease, which requires the prior written consent of the New York Lease Landlord.  On or prior to the Closing, the Seller shall use commercially reasonable efforts to obtain from the New York Lease Landlord: (i) a consent agreement which contains a written consent to the assignment of PMG Marketing’s leasehold interest in the New York Lease (the “New York Consent Agreement”) and (ii) an estoppel certificate stating:  (a) that the New York Lease is in full force and effect; (b) neither PMG Marketing nor the New York Lease Landlord is in default under the New York Lease; (c) that the New York Lease is unmodified (or if there have been modifications, identifying the modifications); and (d) the annual and monthly rental rates and the date to which rent has been paid (the “New York Estoppel Certificate”).  For the purposes of the immediately preceding sentence, “commercially reasonable efforts” shall mean sending a mutually acceptable draft consent agreement and mutually acceptable draft estoppel certificate to the New York Lease Landlord and diligently seeking to obtain an executed consent and an executed estoppel certificate.  To the extent any documentation is reasonably required to be delivered to the New York Lease Landlord to effectuate the assignment contemplated herein, the Seller and the Purchaser shall cooperate and agree to provide such documentation to the New York Lease Landlord.  In no event shall the receipt of the New York Consent Agreement or the New York Estoppel Certificate be deemed a condition to the Closing.  In the event that any transfer taxes are payable due to the assignment of the New York Lease, the Purchaser and the Seller shall each pay 50% of such amount to the appropriate authority at the Closing and both parties shall complete and execute any necessary transfer tax forms.

Reinsurance and Administration Agreement.  KILICO and the Purchaser’s Designee shall enter into the Coinsurance Agreement on the date of this Agreement.  The Coinsurance Agreement shall be conditioned on and delivered at the Closing and shall become effective on the Closing Date.

Transition Services Agreement.  The parties thereto shall enter into the Transition Services Agreement on the date of this Agreement.  The Transition Services Agreement shall be conditioned on and delivered at the Closing and shall become effective on the Closing Date.

Intentionally Omitted.

Non-Competition; Non-Solicitation of Employees.

(nnnnnn)

For a period of three (3) years following the Closing Date, neither the Parent nor the Seller shall, and shall not permit any of their Affiliates to, directly or indirectly (including without limitation, by sale or other disclosure of information to third parties), contact any of the owners of or insureds under the Insurance Contracts as of the Closing Date for the purpose of terminating, modifying, replacing or surrendering any of the Insurance Contracts; provided, however, such restriction is not intended to restrict (i) Producers from contacting owners of or insureds under Insurance Contracts without the assistance or at the direction of the Parent, the Seller or their Affiliates; (ii) any general marketing activities which do not specifically target owners or insureds under the Insurance Contracts as of the Closing Date for the purpose of inducing or encouraging such Persons to terminate or surrender the Insurance Contracts; (iii) contacts by Zurich Benefit Finance LLC or its Affiliates solely with respect to supporting, administering, servicing, managing, modifying, or soliciting additional premiums under, but not terminating, replacing or surrendering, any “BOLI” or “COLI” policy issued by KILICO that is in force on the Closing Date; or (iv) activities otherwise permitted pursuant to subsection (e)(xiii) of this Section 5.17.

(oooooo)

The parties agree that the Purchaser is acquiring all Trade Secrets of the Subsidiaries and, with respect to and used in the KILICO Transferred Business, KILICO.  Accordingly, for a period of five (5) years following the Closing Date, neither the Parent nor the Seller shall, and shall not permit any of their Affiliates to, divulge or otherwise disclose to any third party any such Trade Secrets including, without limitation, current or former customer lists or lists of specifically identified, targeted prospective customers in existence as of the date hereof and other identifying information of such customers, for any purpose whatsoever, other than (i) as required by Applicable Law, (ii) to the extent such Trade Secrets or other confidential information relate to the Excluded Items or to the business of KILICO that is not a part of the KILICO Transferred Business or (iii) to the extent necessary to comply with the terms of this Agreement or the Transaction Agreements.

(pppppp)

For a period of three (3) years following the Closing Date, neither the Parent nor the Seller shall, and shall not permit any of their Affiliates to, directly or indirectly (including, without limitation, by sale or other disclosure of information to third parties), undertake any marketing efforts specifically directed at any Persons who, as of the date hereof or as of the Closing Date, are agents, Producers, sales representatives, Kemper Broker/Dealers or registered representatives of the Subsidiaries or KILICO (to the extent any such Person’s services are related to the KILICO Transferred Business) who are associated with the placement or sale of any Insurance Contract as of the date hereof, for the purpose of (i) termination, modification (other than contacts by Zurich Benefit Finance LLC or its Affiliates for the purpose of supporting, administering, servicing, managing, discussing modification of or soliciting additional premiums under any “BOLI” or “COLI” policy issued by KILICO and in force on the Closing Date), replacement or surrender of any Insurance Contract, or (ii) competing, directly or indirectly, with the Subsidiaries or KILICO in the business engaged by the Subsidiaries or conducted in connection with the KILICO Transferred Business as of the date hereof.

(qqqqqq)

Without the prior written consent of the Purchaser, for a period ending on the earlier of (i) the two (2) year anniversary of the Closing Date and (ii) the termination of such Person’s employment with the Subsidiaries, the Purchaser or any of their respective Affiliates (the “Restricted Period”), neither the Parent nor the Seller shall, and shall not permit any of their Affiliates to, solicit, offer employment to, employ or retain the services of any Affected Employees; provided, that the foregoing provision shall not prevent the Parent, the Seller or any of their respective Affiliates from employing or retaining during the Restricted Period any Affected Employee as a result of:  (i) general newspaper advertisements or other general circulation materials not specifically directed to Affected Employees; (ii) third party recruiter contacts, provided such recruiters are not directed to contact the Affected Employees; or (iii) any Affected Employee contacting the Parent, the Seller or any of their respective Affiliates, as the case may be, on his or her own initiative without any prior direct or indirect solicitation by or encouragement of the Parent, the Seller or their respective Affiliates.

(rrrrrr)

For a period of three (3) years following the Closing Date, the Parent, Zurich Financial Services, the Seller and KILICO shall not, and shall not permit any of their Affiliates to, engage any place in the United States, either directly or indirectly, in (x) underwriting or issuing any insurance policies commonly known as “BOLI” or “COLI”, or (y) the sale, marketing or distribution of any “403(b)” or direct marketed term life insurance products (the “Restricted Business”).

The restrictions contained in this Section 5.17(e) shall not restrict or deemed to be breached as a result of:

(i)

the wholesaling or brokerage, asset management, stable-value-protection, life reinsurance, marketing, policy or plan administration, product development or similar operations of Zurich Benefit Finance LLC or any of its Affiliates or of Zurich Insurance Company, Bermuda Branch;

(ii)

the business conducted through the producers of Farmers Group Inc., Farmers Insurance Exchange, Fire Insurance Exchange or Truck Insurance Exchange as of the date hereof;

(iii)

the direct marketing of term life insurance as currently conducted by Universal Underwriters Group;

(iv)

any reinsurance business of Zurich Financial Services or its Affiliates relating to any Restricted Business;

(v)

sales or marketing efforts related to the Restricted Business to customers of the Parent, Zurich Financial Services, Farmers and its agents, KILICO (solely with respect to business or operations not included in the KILICO Transferred Business) or their respective Affiliates (other than Zurich Small Business);

(vi)

the acquisition (whether by merger, consolidation or otherwise) of an entity that is not principally engaged in a Restricted Business as long as that portion of the business of the acquired entity constituting a Restricted Business is, within six months of its acquisition, offered to be sold to the Purchaser or one of its designated Affiliates for fair market value and on such other terms as the parties may agree (it being agreed that if the parties fail to agree on such price and terms within 30 days after such offer is made, Zurich Financial Services and its Affiliates shall be free to own, operate or dispose of such business);

(vii)

endorsing, distributing, administering or marketing insurance products issued by insurance companies other than Zurich Financial Services or one of its Affiliates;

(viii)

any business or operations conducted on the date hereof by Zurich Financial Services, Farmers, the Parent, their respective Affiliates (other than the Subsidiaries), Farmers Insurance Exchange, Fire Insurance Exchange or Truck Insurance Exchange;

(ix)

any Person that is not currently an Affiliate of Zurich Financial Services, the Parent, the Seller, KILICO or their respective Affiliates, who acquires an interest in Zurich Financial Services, the Parent, the Seller, KILICO or their respective Affiliates subsequent to the Closing Date;

(x)

the Parent, Zurich Financial Services, the Seller, KILICO or any of their respective Affiliates from acquiring an interest or investing in an entity that engages in a Restricted Business, provided, that such interest or investment does not result in the Parent, Zurich Financial Services, the Seller, KILICO or their respective Affiliates having control over the operation or management of such entity;

(xi)

any of Zurich Financial Services, the Parent, the Seller, KILICO or their respective Affiliates from managing investment funds which make investments in the ordinary course of business in entities which engage in the Restricted Business;

(xii)

Zurich Financial Services from engaging or consummating with any Person which may be engaged in a Restricted Business a merger, consolidation, business combination, liquidation, dissolution, reorganization or share exchange, a sale of all or substantially all of its assets, or sale, transfer or other disposition or other change of ownership, directly or indirectly of more than 50% of its common stock;

(xiii)

the marketing and issuance by KILICO or Zurich Benefit Finance LLC or its Affiliates of any “BOLI” or “COLI” policies issued within one year after the Closing Date by KILICO to any Person with whom KILICO or Zurich Benefit Finance LLC or its Affiliates had been in negotiation or active discussion prior to the Closing Date with respect to the issuance of such policies (the “Pipeline Policies”); or

(xiv)

the Parent, the Seller, KILICO and their respective Affiliates from engaging in any transaction or activity contemplated by this Agreement or the Transaction Agreements.

provided, however, that for a period of three (3) years following the Closing Date, Parent, Zurich Financial Services, the Seller and KILICO shall not, and Zurich Financial Services shall cause its Affiliates not to, underwrite or market any “BOLI” or “COLI” policies to any Persons who are customers of KILICO with respect to “BOLI” or “COLI” business as of the date hereof or as of the Closing Date, other than any Post-Closing KILICO Policies and the Pipeline Policies; provided further that nothing in this Section 5.17(e) shall affect the obligations of Parent and the Seller pursuant to Sections 5.17(a), 5.17(b), 5.17(c) or 5.17(d) hereof.

KILICO Cooperation.  The Purchaser will not, and will direct its Affiliates not to, interfere in the operations or management by KILICO of the business which is not part of the KILICO Transferred Business, including refraining from taking any actions or directing intermediaries to take any actions designed to target and to cause policyholders or insureds under any policies issued by KILICO which are not part of the KILICO Transferred Business to terminate, modify, replace, surrender or strip assets from such policies for any reason whatsoever.  The Purchaser will consider in good faith taking, at KILICO’s sole expense, such actions as are reasonably requested by KILICO which are designed to reduce KILICO’s liabilities, obligations or risks under the policies that are not part of the KILICO Transferred Business, provided that such actions do not interfere with or increase the risks or liabilities associated with the KILICO Transferred Business or other businesses of the Subsidiary or the Purchaser.

KILICO Distributions.  For a period of four (4) years following the date hereof, KILICO shall not, and Parent and Seller shall cause KILICO not to, pay any dividend or to make any other distribution of capital or surplus, or redeem or repurchase any of its capital stock, or to enter into any loan to or investment in any assets or securities of any Affiliate of KILICO, other than loans and investments entered into on arm’s length terms and any reinsurance transactions involving substantial risk transfer entered into on arm’s length terms.  For a period of two (2) years following such four (4) year period KILICO shall not, and Parent and Seller shall cause KILICO not to, take any of the foregoing actions without the Purchaser’s prior written consent, which consent shall not be unreasonably withheld.

Post-Closing KILICO Policies.  Subject to the last sentence of this Section 5.20, commencing on the Closing Date and for a period of twelve (12) months thereafter, or such longer time period as KILICO may agree in its sole discretion, but only as Purchaser may request in writing, KILICO shall continue to issue insurance policies and annuity contracts of the same type as those included in the KILICO Transferred Business on the Closing Date (the “Post-Closing KILICO Policies”); provided, that KILICO shall not be required to issue any Post-Closing KILICO Policies for more than sixty (60) days after the Purchaser’s Designee has obtained insurance department approval of its own forms corresponding to the Post-Closing KILICO Policies in any state.  Any Post-Closing KILICO Policy issued by KILICO pursuant to this Section 5.20 will be reinsured and administered by Purchaser’s Designee pursuant to the Coinsurance Agreement.  If and when requested in writing by the Purchaser from time to time within twelve (12) months, or such longer time period as KILICO may agree in its sole discretion after the Closing Date, KILICO will cease issuing the Post-Closing KILICO Policies specified by the Purchaser, and KILICO will use its commercially reasonable efforts (at the sole cost of the Purchaser) to assist the Insurance Subsidiaries to communicate to KILICO’s Producers what alternative insurance products are available at that time from one or more of the Insurance Subsidiaries.  The Purchaser shall indemnify and hold harmless KILICO from any liability resulting from any act or omission by KILICO pursuant to any such request.  Except to the extent required by Applicable Law, KILICO shall not withdraw or terminate any form of Insurance Contract (to the extent related to the KILICO Transferred Business) or Post-Closing KILICO Policies on file with any Government Entity without the Purchaser’s prior written consent, which consent shall not be unreasonably withheld.  As consideration for KILICO’s agreement to issue the Post-Closing KILICO Policies, the Purchaser’s Designee shall pay to KILICO a ceding commission specified in the Coinsurance Agreement.  Nothing in this Section 5.20 shall contravene, modify or limit any of the covenants contained in Section 5.18.

Additional Variable Authority and Product Approvals for FKLA.  After the date hereof and prior to Closing, the Parent and the Seller shall, at the Purchaser’s cost, use their commercially reasonable efforts to (i) amend FKLA’s certificates of authority in the fifty States and the District of Columbia to obtain authority for FKLA to issue variable insurance products in those jurisdictions where FKLA does not already have such authority, and (ii) as may be requested in writing by the Purchaser from time to time, make filings with and obtain approval from applicable Government Entities on behalf of FKLA of forms and rates for variable insurance products.

Resources.  The Purchaser shall continue to have, maintain or subcontract for sufficient expertise, trained personnel, resources, systems, controls and procedures (financial, legal accounting, administrative or otherwise) as may be necessary or appropriate to discharge their respective obligations under this Agreement and the Transaction Agreements.  Notwithstanding anything to the contrary contained in this Agreement, this covenant shall not terminate or expire until all KILICO Transferred Liabilities have been discharged or terminated in full.

Purchase Price; Purchaser Net Worth.  Bank One covenants and agrees to provide to the Purchaser, on or prior to the Closing Date, sufficient funds to pay the Purchase Price and all fees and expenses required to be paid by the Purchaser related to the transactions contemplated hereunder and under the Transaction Agreements.  Bank One covenants and agrees to maintain through the Closing Date shareholders’ equity of the Purchaser in an amount at least equal to $258,339,821.

Investment Guidelines.  The Purchaser shall deliver to the Seller, within 60 days after the date hereof, proposed investment guidelines (the “Investment Guidelines”) to be applicable from and after the Closing with respect to the investment assets to be delivered to the security trust (the “Trust”, and such assets, the “Trust Assets”) to be established under the terms of Section 9.4 of the Coinsurance Agreement.  The Investment Guidelines shall (i) represent prudent investment guidelines, within customary industry practice, for the nature of the risks being reinsured under the Coinsurance Agreement, (ii) establish targeted objectives with respect to duration of the relevant portfolio (consistent with the nature of the reinsured liabilities) and average credit quality, (iii) identify, generally, assets eligible for investment, which shall be dollar denominated, fixed income securities and collateral loan investments (notwithstanding this provision, as much as 10 percent of the Trust Assets may be foreign currency denominated, provided that the currency is swapped back into dollars), (iv) as respects fixed income securities, establish maximum limits with respect to concentration by issuer (including foreign issuers), credit quality (such limits to include not more than 40% of the fixed income securities portfolio in investments rated BBB+ or lower, provided further that not more than 10% of the fixed income securities portfolio will be in investments rated BB+ or lower and all below investment grade holdings will be rated no lower than BB- at time of purchase) and investment sector (such limits to include not more than 20% of the portfolio in CMBS/ABS securities of which no more than 5% of the portfolio may be rated lower than AA or be illiquid), (v) prohibit short selling and use of leverage, and (vi) as respects collateral loans, establish maximum limits with respect to total portfolio investments in this category (such limit to be not more than 15% of the portfolio), concentration by issuer, underwriting standards and loan to value.  Further, such collateral loans may only be acquired at origination (i.e. no secondary transactions).  Further, to the extent the Trust Assets include collateral loans, the trust will be funded by additional investment assets in an amount in excess of the required trust balance, the Market Value of which additional investment assets shall be equal to (i) the Market Value of the collateral loans multiplied by (ii) the percentage that the Market Value of the collateral loans represents to the Market Value of the Trust Assets (e.g. if collateral loans represent 10% of the Market Value of Trust Assets, then the Trust must be funded with additional investment assets equal to 1% of Trust Assets).  The Purchaser shall provide the Seller a reasonable opportunity to discuss with the Purchaser the Investment Guidelines, it being understood that, subject to Section 8.8, the Investment Guidelines to be effective as of the Closing Date shall be established by the Purchaser.  After the Closing Date, Purchaser shall cause FKLA to provide KILICO with advanced notice of any changes in the Investment Guidelines proposed by FKLA, and shall provide KILICO an opportunity to meet and consult with FKLA on any proposed changes, provided that the Investment Guidelines to be effective after the Closing Date shall be established by FKLA.  In addition, after the Closing, Purchaser shall cause FKLA to establish investment guidelines for FKLA’s investments that shall represent prudent investment guidelines for the nature of the risks being insured by FKLA.

Maintenance and Cooperation Concerning Certain Contracts.

(ssssss)

After the Closing Date, KILICO shall not without the Purchaser’s prior written consent, which consent shall not be unreasonably withheld, terminate or make any material amendment (if the impact of such amendment will be to reduce the revenue to KILICO thereunder) to any contract in effect as of the Closing Date pursuant to which KILICO receives revenue that would be “Separate Account Revenues” or “BOLI Revenues” as those terms are defined by the Coinsurance Agreement.

(b)

KILICO shall provide those consents or approvals, if any, as are required of it and that are within its power to provide in order to keep inforce upon the Closing, or to replace upon the Closing with substantially identical contracts, the contracts between KILICO and Investors Brokerage Services, Inc. (and any third parties thereto, if any) that are in effect as of the date hereof which would otherwise terminate upon the change of control of Investors Brokerage Services, Inc.

Supplements to Disclosure Schedules.

(tttttt)

During the period prior to the Closing Date, the Seller will promptly advise the Purchaser in writing of (i) any lawsuit, claim, proceeding or investigation that has been or is threatened in writing to be, brought, asserted or commenced after the date hereof and before the Closing Date relating to the transactions contemplated hereby, (ii) any event or matter which becomes known to the Seller and would cause any representation or warranty contained in Article III to be untrue in any respect as of the Closing Date (or any date specified in any such representation and warranty, to the extent any such representation or warranty expressly relates to a specified date); (iii) any Litigation against any Subsidiary, with respect to the KILICO Transferred Business, KILICO, or to the Knowledge of Seller, FLA, that becomes pending after the date hereof and before the Closing Date, (iv) any order, decrees or judgments by or with any Government Entity, which any Subsidiary, KILICO (with respect to the KILICO Transferred Business) or, to the Seller’s Knowledge, FLA is subject, which is entered after the date hereof and before the Closing Date; (v) any actions, suits, claims, arbitrations or legal, administrative or other proceedings or investigations by or before any Governmental Entity, which become pending or, to the Knowledge of Seller, threatened after the date hereof and before the Closing Date against any Subsidiary, KILICO (to the extent related to the KILICO Transferred Business) or, to the Knowledge of Seller, FLA, or their respective properties or assets; or (vi) any breach of a covenant of the Parent or the Seller, in each case, of which the Seller has Knowledge.

(uuuuuu)

During the period prior to the Closing Date, the Purchaser will promptly advise the Seller in writing of (i) any lawsuit, claim, proceeding or investigation that has been or is threatened in writing to be, brought, asserted or commenced relating to the transactions contemplated hereby, (ii) any event or matter which becomes known to the Purchaser and would cause any representation or warranty contained in Article IV to be untrue in any respect as of the Closing Date (or any date specified in any such representation and warranty, to the extent any such representation or warranty expressly relates to a specified date) or (iii) any material breach of a covenant of the Purchaser of which the Purchaser has Knowledge.

(vvvvvv)

The Seller and the Purchaser shall, no less than three days prior to the Closing Date, by written notice to the other party hereto, provide or supplement any schedule hereto to reflect any disclosure made pursuant to this Section 5.26; provided, that such supplemental schedules shall not be deemed to have been disclosed as of the date hereof, to constitute a part of, or an amendment or supplement to, such party’s disclosure schedules, or to cure any breach or inaccuracy of a representation or warranty, unless so agreed to in writing by the other party; and provided, further, that such supplemental or amended disclosures by such party shall not entitle the other party to refuse to consummate the transactions contemplated hereby unless such supplemental or amended disclosures, individually or in the aggregate, constitute a failure to satisfy the conditions to Closing specified in Section 7.1 or Section 8.1 as applicable.

TAX MATTERS

Tax Returns.

(wwwwww)

The Parent shall prepare and file when due, or cause to be prepared and filed when due, (1) all Tax Returns required to be filed by or with respect to the Seller or any Subsidiary due on or prior to the Closing Date (taking into account all applicable extensions), and (2) all combined, consolidated or unitary Income Tax Returns under federal, state, local or foreign law that include the Seller or any Subsidiary for Tax years or periods ending on or prior to the Closing Date unless the only members of such combined, consolidated or unitary Income Tax Return are Subsidiaries.  The Purchaser shall prepare and file, or cause to be prepared and filed, all other Tax Returns required to be filed by or with respect to any of the Subsidiaries due after the Closing Date (taking into account all applicable extensions).  The Purchaser and the Parent and the Seller shall reasonably cooperate with, and shall cause each of the Subsidiaries and their respective officers, employees and representatives to reasonably cooperate with, the Parent and the Seller or the Purchaser, as the case may be, with respect to the preparation and filing of all Tax Returns of the Subsidiaries, including all combined, consolidated or unitary Income Tax Returns under federal, state, local or foreign law that include any Subsidiary, for any Tax year or period ending on or prior to the Closing Date.  Upon reasonable written request, the Purchaser and the Parent shall share information with the other party, to the extent reasonably necessary to enable each party to satisfy its respective Tax filing requirements.

(xxxxxx)

With respect to any Income Tax Return of any of the Subsidiaries which includes a Straddle Period, the Purchaser shall deliver to the Seller such Income Tax Return reasonably in advance of the filing of such Income Tax Return together with any schedules, statements and, to the extent requested by the Seller, supporting documentation, and shall make such revisions to such Income Tax Return as are reasonably requested by the Seller; provided, however, that in no event shall such requirement prevent the timely filing of such Income Tax Return.  Any dispute with respect to such revisions shall be resolved by the Independent Accounting Firm and the fees and disbursements of the Independent Accounting Firm shall be shared 50% by the Parent and 50% by the Purchaser.  The Purchaser shall prepare any Income Tax Return of any Subsidiary for a Straddle Period by applying elections and methods of accounting that are consistent with those made or used by the Subsidiary in prior taxable periods or such other elections and methods to which the Parent and the Seller consent, such consent not to be unreasonably withheld.

(yyyyyy)

Without affecting the liability for Taxes described in Section 6.3, the Parent shall remit or caused to be remitted to the appropriate Taxing Authority when due all Income Taxes of any Subsidiary relating to a Pre-Closing Tax Period, including all Income Taxes relating to a Pre-Closing Tax Period due with respect to combined, consolidated or unitary Income Tax Returns filed under federal, state, local or foreign law that include any Subsidiary.  Without affecting the liability for Taxes described in Section 6.3, the Purchaser shall pay or cause the Subsidiaries to pay when due all Taxes relating to any Subsidiary relating to a Post-Closing Tax Period, including all Taxes relating to a Post-Closing Tax Period due with respect to combined, consolidated or unitary Income Tax Returns filed under federal, state, local or foreign law that include any Subsidiary.

Section 338(h)(10) Election.

(zzzzzz)

The Parent and the Purchaser shall jointly make a Section 338(h)(10) Election in accordance with Applicable Law with respect to the Subsidiaries and under any comparable provision of state, local or foreign law for which a separate election is permissible.

(aaaaaaa)

In accordance with the procedure set forth below, a schedule (the “Allocation Schedule”) shall be prepared setting forth the determination of the “aggregate deemed sale price” and “adjusted grossed-up basis” (as defined under applicable Treasury Regulations under Section 338 of the Code) and allocation of such amounts among the Subsidiaries, the assets thereof, and other relevant items.  The Allocation Schedule shall be prepared in accordance with Section 338 of the Code and any applicable Treasury Regulations, and any comparable provisions of state, local or foreign law, as appropriate.  The Purchaser and the Parent shall cooperate in good faith in creating the Allocation Schedule.  The Purchaser shall create an initial draft of the Allocation Schedule as soon as practicable but in any event no later than thirty (30) days after the date of this Agreement.  The Parent shall have twenty-one (21) days from the date the Purchaser delivers the Allocation Schedule to the Parent to review the Allocation Schedule and provide written comments on such Allocation Schedule.  In the case of any written objection by the Parent with respect to the Allocation Schedule, such objection shall be in reasonable detail, and the Parent and the Purchaser agree to work in good faith for a period of seven (7) days to resolve their differences with respect to the Allocation Schedule.  If no agreement may be reached at the end of such period, such dispute shall be resolved by the Independent Accounting Firm with the Parent and the Purchaser acting in good faith to resolve such dispute as promptly as possible.  The fees and disbursements of the Independent Accounting Firm shall be shared 50% by the Parent and 50% by the Purchaser.

(bbbbbbb)

To the extent that the Purchase Price is adjusted by reason of any payment under this Agreement, (i) the “aggregate deemed sales price” and “adjusted grossed-up basis” as defined under applicable Treasury Regulations under Section 338 of the Code shall be adjusted as necessary to reflect such change, (ii) the procedure set forth in Section 6.2(b) shall be followed in redetermining the Allocation Schedule, and (iii) the Parent and the Purchaser will, to the extent required by Applicable Law, file amended Tax Returns consistent with such revised allocation.  Except as provided in the foregoing sentence, the Parent and the Purchaser (a) shall be bound by the Allocation Schedule, (b) shall prepare and file all Tax Returns, including any Section 338 Forms, in a manner consistent with the Allocation Schedule, and (c) shall take no position inconsistent with the Allocation Schedule in any Tax Return, any Tax Proceeding before any Taxing Authority or otherwise.  In the event that the determination or allocations set forth in the Allocation Schedule is disputed by a Taxing Authority, the party receiving notice of such dispute shall promptly notify the other party hereto of such dispute.

(ccccccc)

The Purchaser shall be responsible for the preparation of all Section 338 Forms in accordance with (i) applicable Tax laws, (ii) the Allocation Schedule as defined in Section 6.2(b) and (iii) the terms of this Agreement and shall deliver such Section 338 Forms to the Parent for its review and comment.  The Parent shall cooperate in good faith with the Purchaser in the preparation and timely filing of all of the Section 338 Forms.  The Purchaser shall deliver to the Parent all Section 338 Forms for its review and comment within sixty (60) days after the Allocation Schedule is agreed to, but in no event later than sixty (60) days prior to the date any such Section 338 Form is required to be filed.  The Parent shall have fourteen (14) days from the date the Purchaser delivers any Section 338 Form to the Parent to review any such Section 338 Form and provide reasonable written comments on such Section 338 Form.  In the case of any reasonable written objection by the Parent with respect to the Section 338 Form, such objection shall be in reasonable detail and the Parent and the Purchaser agree to work in good faith for a period of ten (10) days to resolve their differences with respect to the Section 338 Form.  If no agreement may be reached at the end of such period, such dispute shall be resolved by the Independent Accounting Firm with the Parent and the Purchaser acting in good faith to resolve such dispute as promptly as possible.  The fees and disbursements of the Independent Accounting Firm shall be shared 50% by the Parent and 50% by the Purchaser.  In no event shall any such dispute prevent the timely filing of the Section 338(h)(10) Election.  The Parent and the Purchaser shall each cause the Section 338 Forms to be duly executed by the proper authorized persons for executing such Section 338 Forms and shall duly and timely file, or have duly and timely filed, the Section 338 Forms in accordance with applicable Tax laws and the terms of this Agreement.

(ddddddd)

The Parent and the Purchaser shall, and shall cause each of the Subsidiaries to, as promptly as practicable, cooperate to take all actions necessary and appropriate (including filing such Tax Returns as may be required) to effect and preserve a timely Section 338(h)(10) Election in accordance with the applicable Treasury Regulations, and, if applicable, any comparable provisions of state, local or foreign tax law.  The Parent and the Purchaser shall report the sale and acquisition, respectively of the stock of the Subsidiaries pursuant to this Agreement consistent with the Section 338(h)(10) Election, and shall not take any position to the contrary in any Tax Return, any Tax Proceeding or otherwise unless required to do so by Applicable Law pursuant to a determination as defined in Section 1313 of the Code.  Notwithstanding the foregoing, in the event of a challenge by a Taxing Authority to any position taken by the parties with respect to the allocation of the “aggregate deemed sale price” and “adjusted grossed-up basis” in accordance with the Allocation Schedule, any party subject to such a challenge by a Taxing Authority shall have the right to settle or litigate such challenge to the allocation without the consent of, or liability to, the other party.  Neither the Parent nor the Purchaser shall, nor shall they permit any of their Affiliates, including, without limitation, any of the Subsidiaries, to take any action that would revoke or result in the revocation of any of the Section 338(h)(10) Elections or cause any of the Section 338(h)(10) Elections to be invalid or ineffective.  Notwithstanding anything to the contrary contained in this Agreement, if the Parent or the Purchaser breaches any provision of this Section 6.2 or otherwise takes any action that results in the revocation, invalidity or ineffectiveness of a Section 338(h)(10) Election, or fails to take any action which, if taken, would have prevented such revocation, invalidity or ineffectiveness, then the Parent or the Purchaser, as the case may be, shall indemnify the other for any costs, including any additional Tax liability arising as a result thereof.  Notwithstanding anything to the contrary contained in this Agreement, the provisions of this Section 6.2 shall survive the Closing Date indefinitely.

Indemnification for Taxes.

(eeeeeee)

The Parent and the Seller shall be liable for and pay, and agree to indemnify and hold harmless each Purchaser Indemnitee for (i) any Income Taxes imposed upon or assessed against any Subsidiary for any Pre-Closing Tax Period, including, without limitation, with respect to Straddle Periods, any Income Taxes imposed upon or assessed against any of the Subsidiaries that are allocable pursuant to Section 6.3(c) to the Pre-Closing Tax Period, (ii) with respect to the Section 338(h)(10) Election made pursuant to Section 6.2, any Taxes imposed upon or assessed against an “Old Target” as defined under Section 1.338-2(c)(17) of the Treasury Regulations with respect to the Section 338(h)(10) Election of the Subsidiaries directly attributable to the deemed sale of assets under Section 338 of the Code (or comparable state, local or foreign provisions) pursuant to the making of such Section 338(h)(10) Election; (iii) any Tax on actual or deemed distributions from the policyholders surplus account of any Subsidiary on or before the Closing Date, including any such Tax resulting from a Section 338(h)(10) Election; (iv) any Loss (as defined in Section 9.2(f) of this Agreement) in connection with or arising from any breach of any representations or warranties of the Parent, the Seller, or KILICO contained in Section 3.17 of this Agreement; and (v) any Loss of the Purchaser, its Affiliates or the Subsidiaries arising by reason of any breach by the Parent or the Seller of any representation or warranty contained in Section 3.31 hereof; provided, however, that neither the Parent nor the Seller shall have any obligation to indemnify any Purchaser Indemnitee for any Loss in respect of Taxes resulting from a breach by Purchaser of any provision in Section 6.2 or Section 6.3(d) or breach of a representation or warranty in Section 4.10 and provided further that except for any Loss in respect of a Non-Income Tax resulting from a breach of a representation or warranty contained in Section 3.17(c)(v) or 3.17(c)(vi), neither the Parent nor the Seller shall have any obligation to indemnify any Purchaser Indemnitee pursuant to this Section 6.3(a) for any Non-Income Tax.  For the avoidance of doubt, a Purchaser Indemnitee’s Loss under Section 6.3(a)(iv) for a breach of representations or warranties contained in Sections 3.17(c)(v) or 3.17(c)(vi) of this Agreement includes, without limitation, the following items to the extent they arise from or are incurred in connection with any such breach:  (a) any liability for Taxes, and any liability for interest or penalties under the Code or other Applicable Law, regardless of whether such Taxes, interest and penalties relate to periods before or after the Closing Date; (b) amounts required to be paid to the IRS pursuant to a Cure obtained with respect to Identified Warranted Policies in the manner contemplated by Section 6.6(b) of this Agreement; (c) the amount of any premium or other consideration required to be refunded or returned to policyholders in accordance with a Cure (as defined in Section 6.6(b) below) obtained with respect to Identified Warranted Policies in the manner contemplated by Section 6.6(b) of this Agreement; and (d) the increased GAAP liability, net of any increase of GAAP assets, that results to Purchaser Indemnitee from any increase in benefits required in accordance with a Cure obtained with respect to Identified Warranted Policies in the manner contemplated by Section 6.6(b) of this Agreement; provided, however, that for the avoidance of doubt (x) such items shall be appropriately reduced to the extent required to reflect the duty to mitigate Losses provided for in Section 9.2(h) of this Agreement and (y) in any case involving FLA such items shall not exceed the Purchaser Indemnitee’s Loss arising from any breach of any representation or warranty contained in Sections 3.17(c)(v) and 3.17(c)(vi) of this Agreement.

(fffffff)

The Purchaser shall be liable for and pay, and agrees to indemnify and hold harmless, each Seller Indemnitee for (i) any Taxes imposed upon or assessed against the Subsidiaries, or the Parent or the Seller or an Affiliate of the Parent or the Seller with respect to any of the Subsidiaries, with respect to a Post-Closing Tax Period, including with respect to any Straddle Period, any Taxes imposed upon or assessed against any of the Subsidiaries, or the Parent, the Seller, or any Affiliate thereof with respect to any of the Subsidiaries, which are allocable pursuant to Section 6.3(c) to a Post-Closing Tax Period and (ii) any Loss of the Parent, the Seller, or any Affiliate thereof in connection with or arising by reason of any breach by the Purchaser of Section 6.3(d) or any representation or warranty contained in Section 4.10 hereof; provided, however, that the Purchaser shall have no obligation to indemnify any Seller Indemnitee for any Taxes resulting from a breach by the Parent or the Seller of any provision in Section 6.2 or breach of a representation or warranty in Section 3.31 and provided, further that Purchaser shall have no obligation to indemnify any Seller Indemnitee for any Loss in respect of Taxes resulting from a breach by the Parent, the Seller, or KILICO of a representation or warranty in Sections 3.17(c)(v) or 3.17(c)(vi) of this Agreement.

(ggggggg)

Whenever it is necessary to determine the liability for Income Tax of any Subsidiary with respect to a Straddle Period, the portion of such Income Tax that is allocable to the Pre-Closing Tax Period shall be the amounts which would be payable if the taxable year ended or is treated as ending as of the close of the Closing Date, and the portion of such Income Tax that is allocable to the Post-Closing Tax Period shall be the amounts which would be payable if the taxable year began or is treated as beginning as of the start of the day following the Closing Date; provided, however, that exemptions, allowances or deductions that are calculated on an annual basis, such as the deduction for amortization, shall be apportioned between the Pre-Closing Tax Period and the Post-Closing Tax Period on a daily basis.

(hhhhhhh)

Without the prior written consent of the Parent and the Seller, the Purchaser shall not (i) file any amended Income Tax Return with respect to any Subsidiary relating to any Pre-Closing Tax Periods or file any claim for a refund of Income Taxes for any Subsidiary relating to a Pre-Closing Tax Period, and shall prevent each Subsidiary from filing such an amended Income Tax Return or claim for a refund of Income Taxes or (ii) otherwise make or cause to be made any election, where permitted by law, to carry back to a Pre-Closing Tax Period of any Subsidiary any net operating loss, net capital loss, or other similar item arising after the Closing Date and shall prevent each Subsidiary from making any such election.  If the Parent and the Seller consent pursuant to the first sentence of this Section 6.3(d) to any such amended Income Tax Return, claim for refund of Income Tax, or election to carry back a net operating loss, net capital loss, or similar item with respect to a Subsidiary, the Purchaser shall be liable for and pay, and agrees to indemnify and hold harmless, each Seller Indemnitee for any Losses (as defined in Section 9.2(f) of this Agreement) to the Seller Indemnitee arising from any such amended Income Tax Return, claim for refund of Income Tax, or election to carry back a net operating loss, net capital loss, or similar item.  If the Purchaser or any subsidiary files an amended Non-Income Tax Return with respect to any Subsidiary relating to a Pre-Closing Tax Period or files any claim for a refund of Non-Income Taxes for any Subsidiary relating to a Pre-Closing Tax Period, the Purchaser shall be liable for and pay, and agrees to indemnify and hold harmless, each Seller Indemnitee for any Losses (as defined in Section 9.2(f) of this Agreement) to the Seller Indemnitee arising from such amended Non-Income Tax Return or claim for refund of Non-Income Taxes, including any Losses relating to deficiencies assessed with respect to Non-Income Tax of the Parent, the Seller, or a Subsidiary for any Pre-Closing Tax Period; provided, however, that the foregoing indemnity obligation shall not apply to any amended Tax Return in connection with the resolution of a claim that represented a breach of a representation or warranty in Section 3.7

(iiiiiii)

If the Parent or the Seller’s indemnification obligation under this Article VI arises in respect of an adjustment which makes allowable to the Purchaser, any of its Affiliates or, effective upon the Closing any of the Subsidiaries, any deduction, amortization, exclusion from income or other allowance (a “Tax Allowance”) which would not, but for such adjustment, be allowable, then within thirty (30) days after the filing of the applicable Tax Return for the tax period in which such Tax Allowance is realized, the Purchaser shall pay to the Parent or the Seller the excess, if any, of (i) the amount of Taxes that would have been payable by any of the Subsidiaries, the Purchaser or any Affiliate of the Purchaser in the absence of such Tax Allowance over (ii) the amount of Taxes actually paid.  For purposes of this Section 6.3(e), in the case of a carryover to a future Tax year or period of a loss or other item arising from a Tax Allowance, for each Tax year or period to which such loss or other item is carried over the Purchaser shall (x) pay to the Parent or the Seller within thirty (30) days after the filing of the applicable Tax Return in which such loss or other item is utilized the excess, if any of the amount of Taxes that would have been payable by any of the Subsidiaries, the Purchaser or any Affiliate of the Purchaser in the absence of such loss carryover over the amount of Taxes actually paid and (y) send to the Parent and the Seller within thirty (30) days after the date of the filing of the applicable Tax Return for each such Tax year or period, until the carryover has been fully utilized (or expires), a certification signed by the chief financial officer of the Purchaser setting forth, in reasonable detail, the facts concerning the Purchaser’s (or its Affiliate’s, including a Subsidiary’s) use of such carryover, and the extent to which such carryover has not been utilized.

(jjjjjjj)

If a Seller Indemnitee or Purchaser Indemnitee, as the case may be, has a claim under Article VI of this Agreement, in order to receive payment with respect to such claim the Seller Indemnitee or Purchaser Indemnitee, as applicable, must provide a written notice of such claim to the Purchaser or the Parent or the Seller, as applicable, prior to ninety (90) days after the expiration of the applicable Tax statute of limitation with respect to the relevant Tax year or period (including all periods of extension); provided, however, that with respect to a claim under Section 6.3(a)(iv) for any Loss in connection with or arising from any breach of any representations or warranties of the Parent, the Seller, or KILICO contained in Section 3.17(c)(v) or 3.17(c)(vi) of this Agreement, a Purchaser Indemnitee must provide written notice of such claim prior to the later of (i) ninety (90) days after the expiration of the applicable Tax statute of limitation with respect to the relevant Tax year or period (including all periods of extension) or (ii) six (6) months after the making of the underlying payment by the Purchaser Indemnitee from which such claim arises.  Such written notice must state the amount and nature of the claim under this Article VI in reasonable detail.  The Parent or the Seller or the Purchaser, as applicable, shall discharge any obligation to indemnify with respect to such claim not later than thirty (30) days after receipt by the Parent or the Seller or the Purchaser, as applicable, of such written notice.

(kkkkkkk)

To the extent any determination of Tax liability of any of the Subsidiaries, whether as the result of an audit or examination, a claim for refund, the filing of an amended return or otherwise, results in any refund of Tax attributable to any Pre-Closing Tax Period that is received by the Purchaser or the Subsidiaries, the Purchaser shall notify the Parent and the Seller of such refund and any refund of Income Tax or portion of such refund of Income Tax attributable to the Pre-Closing Tax Period, together with the interest paid on such amount or portion, shall belong to the Parent and any refund of Non-Income Tax shall belong to the Purchaser.  The Purchaser shall promptly pay to the Parent, upon receipt and as directed by the Parent, any such refund of Income Tax and the interest actually received thereon (including by credit against Income Tax liability of the Purchaser or the Purchaser’s Affiliate).  To the extent any determination of Income Tax liability of any of the Subsidiaries, whether as the result of an audit or examination, a claim for refund, the filing of an amended return or otherwise, results in any refund of Income Tax attributable to the Post-Closing Tax Period and is received by the Parent or the Seller, the Parent or the Seller shall notify the Purchaser of such refund and any such refund or portion of such refund attributable to the Post-Closing Period, together with the interest paid on such amount or portion, shall belong to the Purchaser.  The Parent or the Seller shall promptly pay to the Purchaser, upon receipt and as directed by the Purchaser, any such refund and the interest actually received thereon.

(lllllll)

The Parent and the Seller shall not be liable under this Section 6.3 with respect to any Tax resulting from a claim or demand the defense of which the Parent or the Seller was not offered the opportunity to assume as provided under Section 6.6 to the extent the  Parent or the Seller’s liability under this Section 6.3 is actually adversely affected as a result thereof.

(mmmmmmm)

Any claim of any Seller Indemnitee (other than the Seller) or any Purchaser Indemnitee (other than the Purchaser) under this Section 6.3 may be made and enforced by the Parent, the Seller or the Purchaser, as the case may be, on behalf of the Seller Indemnitee or the Purchaser Indemnitee, subject to the other provisions of this Section 6.3.

(nnnnnnn)

Notwithstanding any other provision in this Agreement, the indemnification provided for in this Article VI is the sole remedy for any breach of a representation, warranty, or agreement relating to Taxes; except with respect to the limitations imposed by Section 9.2(h) (which is specifically made applicable for purposes of this Article VI), Section 9.6, and the incorporation of certain provisions of Article IX by Section 6.6(d), the indemnification provisions provided in Article IX shall have no application.

Termination of Tax Sharing Agreements.  As of the Closing Date, the Seller shall cause all Tax Sharing Arrangements involving any Subsidiary, on the one hand, and the Seller and/or any Affiliate of the Seller, on the other hand (other than this Agreement), to be extinguished and terminated with respect to any of the Subsidiaries, and after the Closing Date neither any of the Subsidiaries nor the Seller shall have any right or obligation under any such agreement or arrangement.

Adjustment to Purchase Price.  The Parent, the Seller, the Purchaser, the Subsidiaries and their Affiliates shall treat and report any and all payments paid to a Purchaser Indemnitee or Seller Indemnitee, as the case may be, under Section 2.2(c), 2.4 or 2.5 or Article VI or Article IX as an adjustment to the Purchase Price for all Tax purposes.

Contest Rights.

(ooooooo)

The Purchaser will promptly notify the Parent and the Seller of the assertion or commencement of any Tax Proceeding (as defined below) which could be deemed to be within the ambit of this Article VI (the Purchaser specifying with reasonable particularity the basis thereof) and will give the Parent and the Seller such information with respect thereto as the Parent and the Seller may reasonably request.  The Parent or the Seller may, at the Parent or the Seller’s sole option and at its own expense, control the conduct of such Tax Proceeding relating to Taxes for which the Parent or the Seller may be liable (including all aspects of the strategy, defense and settlement of such Tax Proceeding), provided, however, that (a) the Parent or the Seller shall consult with the Purchaser upon the Purchaser’s reasonable request for such consultation from time to time with respect to such Tax Proceeding, (b) the Purchaser may at its option and at its own expense participate, through representatives and counsel of its own choosing, in the conduct of any Tax Proceeding for which the Tax in controversy relates to a Post-Closing Tax Period, and (c) the Parent or the Seller shall not, without the Purchaser’s consent, which consent is not to be unreasonably withheld or delayed, agree to any settlement with respect to any Tax Proceeding if such settlement could reasonably be expected to adversely affect the material Tax liability of the Purchaser or any of its Affiliates (including the Subsidiaries) for Post-Closing Tax Periods, provided further, that in the case of any Tax Proceeding arising from a breach of any representation or warranty in Sections 3.17(c)(v) or 3.17(c)(vi) of this Agreement, the standard for consent by the Purchaser shall be that the Parent or the Seller shall not, without the Purchaser’s consent, which consent shall not be unreasonably withheld or delayed, agree to any settlement with respect to such Tax Proceeding.  The Purchaser agrees to fully cooperate with the Parent and the Seller and to cause the Subsidiaries to fully cooperate with the Parent and the Seller in connection with any Tax Proceeding.  The Parent or the Seller shall notify the Purchaser if the Parent or the Seller decides at its sole option not to participate in the defense of any such Tax Proceeding relating to Taxes for which the Parent or the Seller may be liable and the Purchaser thereupon shall be permitted (at its own expense), but not required, to defend such Tax Proceeding.  In the event the Purchaser elects to defend such Tax Proceeding, the Parent and the Seller agree to fully cooperate with the Purchaser, provided, however, that (x) the Purchaser shall consult with the Parent and the Seller upon the Parent or the Seller’s reasonable request for such consultation from time to time with respect to such Tax Proceeding and (y) no settlement shall be made without the prior written consent of the Parent and the Seller, such consent not to be unreasonably withheld or delayed.  A “Tax Proceeding” shall include any claim, examination, or other proposed change or adjustment by any Taxing Authority, any suit, action, proceeding, as well as any notice of assessment or any notice or demand for payment, in respect of which indemnity may be sought from, or for which a refund may be available to, the Parent or the Seller, under Article VI or otherwise.  The provisions of this Section 6.6(a) shall not apply to matters specifically governed by Sections 6.6(b), 6.6(c), 6.6(d), 6.6(e) and 6.6(f).

(ppppppp)

(1)

If, after the Closing Date, the Purchaser reasonably determines that: (i) particular Warranted Policies issued by the Subsidiaries, KILICO, or FLA on or before the Closing Date do not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code, (ii) it is appropriate to approach the IRS in an effort to obtain a ruling, a closing agreement or other relief that would bring such Warranted Policies into compliance with the aforementioned Sections of the Code (a “Cure”), and (iii) the Purchaser is entitled to assert a claim against the Parent, the Seller or KILICO as a result of such failure to comply, or will be entitled to assert such a claim if a Cure is obtained in the manner contemplated by this Section 6.6(b), then the Purchaser shall promptly provide notice of such determination to the Parent and the Seller, identifying the particular Warranted Policies in question (the “Identified Warranted Policies”) and the reason or reasons for the failure of the Warranted Policies to comply with the foregoing Sections of the Code.  Following receipt by the Parent or the Seller of such notice, the Parent, the Seller and the Purchaser shall consult in good faith as to the basis for the Purchaser’s determination and the appropriate steps to be taken to address any such failure to comply.  As promptly as possible but in any event no later than thirty (30) days following receipt of such notice from the Purchaser, the Parent and the Seller shall notify the Purchaser as to whether the Parent or the Seller will approach the IRS for the purpose of obtaining a Cure with respect to the Identified Warranted Policies.  Approaching the IRS to obtain a Cure pursuant to this Section 6.6(b)(1) does not constitute a waiver by the Parent or the Seller of their rights to contest a claim of a breach of the representations or warranties under Section 3.17(c)(v) or Section 3.17(c)(vi) of this Agreement or a waiver of their rights to claim the absence of any Loss resulting therefrom with respect to Identified Warranted Policies.

(1)

If the Parent or the Seller disagrees with the Purchaser’s determination that the Identified Warranted Policies do not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code, the Parent or the Seller shall so notify the Purchaser in writing within thirty (30) days of receipt of the Purchaser’s notice under Section 6.6(b)(1).  Such dispute shall be settled by a Warranted Policy Arbitrator (defined below in Section 6.6(b)(8)).  The Warranted Policy Arbitrator shall determine whether such Identified Warranted Policies comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code and if there is non-compliance, the reason or reasons for such failure to comply with the foregoing Sections of the Code.  The parties shall be bound by the determination of the Warranted Policy Arbitrator for purposes of this Agreement, except that the determination shall not be binding in any case in which (i) the IRS determines that a Warranted Policy does not comply with such Sections of the Code and neither the Purchaser, the Parent, the Seller, nor any of their Affiliates initiated the IRS’ examination of such Warranted Policy or (ii) the failure of a Warranted Policy to comply with the foregoing Sections of the Code becomes known to the IRS in the course of seeking to obtain a Cure pursuant to Section 6.6(b) in respect of one or more other failures to comply that were upheld or not considered by the Warranted Policy Arbitrator.  If the Warranted Policy Arbitrator determines that the Identified Warranted Policies are not in compliance with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code, the Parent and the Seller shall provide the Purchaser as soon as practical but no later than ten (10) days following the date of such determination written notice of whether the Parent or the Seller will approach the IRS for purposes of obtaining a Cure with respect to the Identified Warranted Policies.  Approaching the IRS to obtain a Cure pursuant to this Section 6.6(b)(2) does not constitute a waiver by the Parent or the Seller of their rights to contest a claim of a breach of the representations or warranties under Section 3.17(c)(v) or Section 3.17(c)(vi) of this Agreement or a waiver of their rights to claim the absence of any Loss resulting therefrom with respect to Identified Warranted Policies.

(2)

If the Parent or the Seller has notified the Purchaser pursuant to Section 6.6(b)(1) or Section 6.6(b)(2) that the Parent or the Seller intends to approach the IRS to attempt to obtain a Cure with respect to the Identified Warranted Policies, the Parent or the Seller shall do so as soon as reasonably practicable.  In such a case, the Parent and the Seller shall use commercially reasonable efforts in good faith to obtain a Cure from the IRS with respect to the Identified Warranted Policies.  The Parent and the Seller, at their own expense, shall have the right to control the conduct of the proceedings before the IRS seeking a Cure for the Identified Warranted Policies (including all aspects of the strategy and the terms of the Cure); provided that the Purchaser may at its option and at its own expense participate in the conduct of the proceedings through representatives and counsel of its own choosing.  The Purchaser will reasonably cooperate with the Parent and the Seller, and will cause the Subsidiaries to reasonably cooperate with the Parent and the Seller in connection with such proceedings.  The Parent and the Seller shall consult with the Purchaser upon the Purchaser’s reasonable request for such consultation from time to time with respect to such proceedings, and the Purchaser shall have the right to monitor such proceedings (including the receipt, reasonably in advance, of all submissions made to the IRS, and the right to provide comments thereon which the Parent and the Seller shall consider in good faith); provided, however, that such participation, including the costs and expenses of the Purchaser’s legal representatives, shall be at the Purchaser’s sole cost and expense.  Neither the Parent nor the Seller shall, without the Purchaser’s prior written consent, which consent is not to be unreasonably withheld or delayed, agree to any Cure or other agreement or settlement with the IRS with respect to Identified Warranted Policies.

(3)

(i)  If the Parent and the Seller notify the Purchaser pursuant to either Section 6.6(b)(1) or Section 6.6(b)(2) that the Parent and the Seller decline to approach the IRS to attempt to obtain a Cure with respect to the Identified Warranted Policies, the Purchaser may at its discretion do so.  In such a case, the Purchaser shall have the right to control the conduct of the proceedings before the IRS seeking a Cure for the Identified Warranted Policies (including all aspects of the strategy and settlement of such proceedings); provided that the Parent and the Seller may at their option and at their own expense participate in the conduct of the proceedings through representatives and counsel of their own choosing.  The Parent and the Seller will reasonably cooperate with the Purchaser and the Subsidiaries in connection with such proceedings.  The Purchaser shall consult with the Parent and the Seller upon the Parent’s or the Seller’s reasonable request for such consultation from time to time with respect to such proceedings, and the Parent and the Seller shall have the right to monitor such proceedings (including the receipt, reasonably in advance, of all submissions made to the IRS, and the right to provide comments thereon which the Purchaser shall consider in good faith).  The Purchaser’s right to indemnification under this Agreement shall not be limited by the fact that it approaches the IRS pursuant to this Section 6.6(b)(4), provided that the Purchaser follows the procedures set forth in this Section 6.6(b)(4) before doing so.  The Purchaser shall not, without the Parent’s and the Seller’s prior written consent, which consent is not to be unreasonably withheld or delayed, agree to any Cure or other agreement or settlement with the IRS with respect to Identified Warranted Policies.

(4)

If the Parent or the Seller has elected to approach the IRS to attempt to obtain a Cure with respect to Identified Warranted Policies but the Purchaser reasonably determines in good faith that the Parent or the Seller, as the case may be, is not proceeding in good faith in a commercially reasonably manner to obtain such a Cure, the Purchaser may, at its discretion, notify the Parent or the Seller, as the case may be, in writing, of the Purchaser’s determination.  Such notification shall set forth in reasonable detail:  (i) the basis for the Purchaser’s determination; and (ii) the changes to the Parent or the Seller’s conduct, strategy or submissions, or other relevant adjustments, that the Purchaser in good faith reasonably believes must be made by the Parent or the Seller to cure the Purchaser’s claim that the Parent or the Seller, as the case may be, is not acting in good faith in a commercially reasonably manner to obtain a Cure from the IRS with respect to the Identified Warranted Policies.  For a period of thirty (30) days from the date that the Parent or the Seller, as the case may be, receives such notification, the Purchaser shall in good faith provide the Parent or the Seller an opportunity to cure such claim by the Purchaser.  If, after the end of such period, the Purchaser reasonably determines that the Parent or the Seller, as the case may be, has not reasonably responded to cure the items set forth in the Purchaser’s notification and notifies the Parent and the Seller in writing of such determination (such notification setting forth in reasonable detail the basis for such determination by Purchaser), the Purchaser may approach the IRS to attempt to obtain a Cure for the Identified Warranted Policies in question.  If the Purchaser approaches the IRS in this manner, the provisions of Section 6.6(b)(4) shall thereafter apply to the Purchaser, the Parent and the Seller with respect to the proceedings before the IRS in which the Purchaser attempts to obtain such a Cure.  The Purchaser’s right to indemnification under this Agreement shall not be limited by the fact that it approaches the IRS pursuant to this Section 6.6(b)(5), provided that the Purchaser follows the procedures set forth in this Section 6.6(b)(5) before doing so.

(5)

If the Parent or the Seller refuses or fails, within a reasonable period of time, to consent to a proposed Cure under Section 6.6(b)(4) or Section 6.6(b)(5) of this Agreement, the Purchaser shall have the right to request that the Warranted Policy Arbitrator (as defined in Section 6.6(b)(8) below) resolve such dispute by determining (x) the terms of a reasonable Cure, of the Identified Warranted Policies; and (y) the extent to which the costs of the Cure obtained by Purchaser should under Section 6.3 be apportioned to the Parent and the Seller by reason of their breach of Section 3.17(c)(v) or Section 3.17(c)(vi).  In rendering its determination, the Warranted Policy Arbitrator shall take into account: (a) the extent to which a reasonable third party business person issuing similar non-complying policies or contracts would have entered into a Cure on similar terms and (b) whether the Purchaser acted reasonably and in good faith with respect to the requirements set forth in Sections 6.6(b)(4), 6.6(b)(5) or 6.6(b)(7), as applicable.  The parties shall be bound by the conclusions of the Warranted Policy Arbitrator.

(6)

If the Purchaser deems it impractical to obtain the determination of the Warranted Policy Arbitrator in sufficient time to permit it to obtain a Cure from the IRS on terms and conditions that the Purchaser regards as the most favorable that can be achieved in the circumstances, then the Purchaser shall have the right to agree to the Cure on such terms.  In that event, the amount to which the Purchaser shall be entitled to recover from the Parent and the Seller as a result thereof shall be determined under the provisions of Section 6.6(b)(6) above.

(7)

The “Warranted Policy Arbitrator” shall consist of three representatives knowledgeable in U.S. taxation of life insurance companies and products, with one representative chosen by the Purchaser, one representative chosen by the Parent and the Seller, and one representative agreed to by the foregoing representatives.  The fees and disbursements of the Warranted Policy Arbitrator shall be shared 50% by the Parent and 50% by the Purchaser; provided, however, that to the extent the Warranted Policy Arbitrator determines that the party that does not prevail with respect to such dispute acted unreasonably, the Warranted Policy Arbitrator shall have the discretion to assign to such party (a) all or a more than 50% portion of fees and disbursements of the Warranted Policy Arbitrator and (b) any costs directly incurred by the prevailing party with respect to the settlement by the Warranted Policy Arbitrator, including legal fees.

(8)

Any proceeding by a Warranted Policy Arbitrator under Section 6.6( b) shall be administered by the American Arbitration Association in accordance with its domestic commercial dispute resolution rules; provided that the scope of authority of the Warranted Policy Arbitrator shall be limited to the determinations set forth in Section 6.6(b).  In the event that the Purchaser or the Parent and the Seller fail to choose an arbitrator or the arbitrators chosen by the Purchaser and the Parent and the Seller fail to agree on the third arbitrator, the American Arbitration Association shall select such arbitrator, who shall serve as chairman of the arbitration tribunal.  The place of arbitration shall be Chicago, Illinois.  Any determination by the Warranted Policy Arbitrator pursuant to Section 6.6(b)(2) or Section 6.6(b)(6) shall be in writing.  Any determination by the Warranted Policy Arbitrator under Section 6.6(b)(6) shall be Final and Binding on the parties.  In any arbitration proceeding pursuant to this Section 6.6(b), the preliminary hearing, if any, shall be held within sixty (60) days of the Parent, the Seller or the Purchaser’s request for arbitration, the hearing shall be held within ninety (90) days of such request for arbitration, and the decision shall be issued within thirty (30) days following the hearing.

(9)

The Parent, the Seller and the Purchaser will fully cooperate with one another in connection with their respective efforts under Section 6.6(b) to obtain a Cure from the IRS with respect to the Identified Warranted Policies.

(10)

This Section 6.6(b)(11) applies in any case in which both (a) the IRS determines that a Warranted Policy does not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code, and (b) neither the Parent, the Seller, the Purchaser nor any of their Affiliates initiated the IRS’ examination of such Warranted Policy.  The Purchaser shall notify the Parent and the Seller of any such Warranted Policy promptly after being advised by the IRS of its determination.  If the Purchaser also notifies the Parent and the Seller that it has determined it is appropriate to seek a Cure with respect to such a Warranted Policy in accordance with Section 6.6(b), such Warranted Policy shall be treated as an Identified Warranted Policy subject to the provisions of this Section 6.6(b), except that: (x) appropriate adjustments shall be made for the fact that the IRS is already aware that the Warranted Policy may not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code; and (y) the arbitration procedure in Section 6.6(b)(2) shall not apply.

(qqqqqqq)

Notwithstanding any other provision of this Agreement, including Section 6.6(b), prior to the Closing, the Parent, the Seller and their Affiliates will be the sole parties entitled to contact the IRS or other Taxing Authority and such parties shall alone be entitled prior to the Closing Date to direct and control any proceedings regarding contracts and policies issued by KILICO, the Subsidiaries or FLA including those that do not or may not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code.

(rrrrrrr)

Section 6.6(a) and Section 6.3(h) shall not apply with respect to any claim, suit, action or proceeding, other than a Tax Proceeding to which a Taxing Authority is a party, in respect of which indemnity may be sought under Section 6.3(a)(iv) for any Loss in connection with or arising from any breach of any representation or warranty contained in Section 3.17(c)(v) or Section 3.17(c)(vi) of this Agreement.  Instead, any such claim, suit, action or proceeding shall be subject to Sections 9.3 and 9.4 of this Agreement.

(sssssss)

This Section 6.6(e) applies if the obligation of the Purchaser’s Designee to perform administrative services under the Coinsurance Agreement with respect to Warranted Policies issued on or before the Closing Date by KILICO terminates at any time after the Closing Date.  In such a case, the Parent and the Seller shall monitor, or cause their delegee to monitor, to assure compliance with Sections 72, 101(f), 817, 817A, 7702 and 7702A of the Code, any Warranted Policies issued by KILICO on or before the Closing Date as to which liability continues to be reinsured by the Purchaser’s Designee under the Coinsurance Agreement after such termination.  The Parent and the Seller shall promptly notify the Purchaser if they or their delegee determine that any such Warranted Policies do not or may not comply with such Sections of the Code.  Any Warranted Policies identified by the Parent or the Seller in this manner that do not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code shall be treated as Identified Warranted Policies, and shall be subject to the procedures of this Section 6.6 applicable to Identified Warranted Policies.

(ttttttt)

Notwithstanding any other provision of this Agreement, a Purchaser Indemnitee may reasonably respond to a direct inquiry from the IRS or other Taxing Authorities as to whether Warranted Policies issued on or before the Closing Date do not comply with Sections 72, 101(f), 817, 817A, 7702 or 7702A of the Code without limiting its rights to indemnity under this Agreement, provided, however, that the Purchaser Indemnitee shall have given advance notice of such inquiry to the Seller and the Parent, and shall have considered in good faith any comments of the Seller and the Parent regarding the response to be made to the IRS or other Taxing Authority.

Access to Tax Records.  After the Closing Date, the Purchaser shall provide to the Parent or the Seller at the Purchaser’s own expense and the Parent or the Seller shall provide to the Purchaser at the Parent or the Seller’s own expense, as the case may be, timely access and reasonable assistance and cooperation during normal business hours in making Tax Returns and other relevant business records with respect to Pre-Closing Tax Periods with respect to the Subsidiaries and copies thereof available to the Parent or the Seller and its agents or the Purchaser and its agents, as the case may be.  Additionally, the Parent or the Seller and the Purchaser, at its own expense shall (i) cooperate fully in preparing for and conducting any audits of, or disputes with Taxing Authorities regarding, any Tax Returns of any Subsidiary, (ii) make available to the other party and to any Taxing Authority, as reasonably requested, all records, documents, accounting data and other information relating to Taxes of any of the Subsidiaries, and (iii) furnish the other party with copies of all correspondence received from any Taxing Authority in connection with any tax audit or information request with respect to any such taxable period for which the other party may have a liability.  All pertinent existing Tax Returns and Tax records shall be retained by the Parent or the Seller, the Purchaser, and the Subsidiaries until ninety (90) days after the later of the expiration of the applicable statute of limitations or the final settlement of any proceeding or audit relating to such Tax Returns or Tax records.

FIRPTA.  The Seller shall deliver to the Purchaser, on or before (but not more than twenty (20) days prior to) the Closing Date, a statement in accordance with Treasury Regulation Sections 1.1445-2(c)(3) and 1.897-2(h) certifying that none of the Subsidiaries is, or has been, a “United States real property holding corporation” for purposes of Sections 897 and 1445 of the Code, and the Purchaser shall have no actual knowledge that such statement is false or receive a notice that the statement is false pursuant to Treasury Regulation Section 1.1445-4.  In addition, the Seller shall deliver to the Purchaser on the Closing Date the notification to the Internal Revenue Service, in accordance with the requirements pursuant to Treasury Regulation Section 1.897-2(h)(2), of delivery of the statement referred to in the preceding sentence, signed by a responsible corporate officer of the Seller.  The Seller acknowledges that the Purchaser may cause the Seller to file such notification with the Internal Revenue Service on or after the Closing Date.

CONDITIONS PRECEDENT TO THE OBLIGATION OF THE PURCHASER TO CLOSE

The obligations of the Purchaser under this Agreement are subject to the satisfaction on or prior to the Closing of the following conditions, any one or more of which may be waived by it entirely or partially to the extent permitted by Applicable Law:

Representations and Warranties.  The representations and warranties of the Seller, the Parent and KILICO contained in Article III of this Agreement shall be true and correct in all respects in each case on the date hereof and as of the Closing Date, except that any such representations and warranties that expressly relate to a specified date shall be true and correct only as of such date, and except where the failure to be so true and correct in all respects (without giving effect to any limitation or qualification as to “materiality” or “Material Adverse Effect”) would not, individually or in the aggregate, have a Material Adverse Effect.  The Seller, the Parent and KILICO shall have delivered to the Purchaser a certificate to the foregoing effect, dated the Closing Date and signed by a senior executive officer of the Seller listed on Exhibit I-1 hereto.

Compliance with Covenants.  The Seller, the Parent and KILICO shall have complied in all material respects with, or performed in accordance with the terms of, their covenants contained in this Agreement to be complied with or performed prior to the Closing Date.  The Seller, Parent and KILICO shall have delivered to the Purchaser a certificate to the foregoing effect, dated the Closing Date and signed by senior executive officers of the Seller, Parent and KILICO listed on Exhibit I-1 hereto.

Other Agreements.  All Transaction Agreements, and any additional agreements and instruments contemplated hereby to which the Seller, the Parent or KILICO is a party, shall have been executed by the parties thereto and shall have been delivered by the Seller, the Parent or KILICO on or prior to the Closing Date and each of such agreements, documents and instruments shall be in full force and effect on the Closing Date.

Governmental and Regulatory Consents and Approvals.  (a) The waiting period under the HSR Act and any applicable insurance laws shall have expired or been terminated, (b) the Insurance Regulatory Approvals shall have been obtained and (c) each of the Purchaser and the Seller, the Parent and KILICO and the Subsidiaries shall have made such other filings, and obtained such other permits, authorizations, consents or approvals required by Government Entities (the “Other Government Consents”) to consummate the transactions contemplated hereby (other than Other Government Consents the failure of which to expire, to terminate, or to be obtained or made is not reasonably likely to result, individually or in the aggregate, in a material interruption or limitation on the businesses of Bank One, the Purchaser, the Subsidiaries or the KILICO Transferred Business after the Closing or in the imposition on the Purchaser or Bank One of a criminal penalty or material civil penalties) provided, however, that any Insurance Regulatory Approvals or Other Government Consents shall not require the Purchaser, Bank One, or the Subsidiaries to (i) sell or hold separate or agree to sell, divest, discontinue or limit any material assets, businesses or interest in any material assets or businesses of the Subsidiaries or the KILICO Transferred Business (or consent to do any of the foregoing); (ii) agree to any conditions on, or changes or restrictions in, the capitalization or dividend policies of the Subsidiaries, Bank One or the Purchaser, that are materially more burdensome than the conditions, changes or restrictions expressly set forth in applicable insurance statutes, rules or regulations; or (iii) agree to any material conditions on, or material changes or restrictions in, the operations, assets or businesses of the Subsidiaries, Bank One, the Purchaser or the KILICO Transferred Business that substantially impact the ability of Bank One, the Purchaser or Subsidiaries to operate their businesses or the KILICO Transferred Business in the manner that such businesses were conducted prior to the Closing, other than conditions, changes or restrictions expressly set forth in applicable insurance statutes, rules or regulations.

Injunction.  There shall not be in effect any judgment, order, injunction or decree of any court or Government Entity of competent jurisdiction enjoining the consummation of the transactions contemplated hereby.

Third Party Consents.  The Seller shall have delivered to the Purchaser the consents of any third parties that are set forth on Schedule 7.6 hereto, which consents shall permit the assignee to use the services and licenses provided pursuant to the contracts listed on such schedule to provide services for the benefit of the Subsidiaries and, to the extent applicable, to provide administrative services to KILICO pursuant to the terms of the Coinsurance Agreement and the Transition Services Agreement.

Transfer of Excluded Items.  The Seller shall have delivered to Purchaser documents evidencing the transfer of the Excluded Items and the assumption of the related liabilities.

Intercompany Accounts.  The Purchaser shall have received a certificate from an officer of the Seller certifying that, except as set forth on Schedule 5.9, all intercompany accounts (including the Intercompany Loans) between the Subsidiaries or FLA, on the one hand, and the Seller or any of its Affiliates (other than the Subsidiaries or FLA), on the other hand, shall be paid and satisfied in full on or prior to the Closing Date without any remaining liability of the Subsidiaries or FLA.

Resignations.  The directors of any Subsidiary (other than ZLICONY) and the directors of FLA and ZLICONY who are also officers of FKLA or ZLICONY, respectively, in each case who are specified in a notice delivered by the Purchaser to the Seller at least ten (10) Business Days prior to the Closing Date shall have submitted their resignations from the boards of directors of the Subsidiaries and FLA, effective as of the Closing Date.

KILICO’s Capital.  As of the Closing Date, KILICO’s capital and surplus, determined in accordance with SAP, shall be at least $185,000,000.

Updated Schedules.  Three days prior to the Closing Date, the Seller shall have delivered to the Purchaser updated schedules, subject, in any event, to Section 5.25.

No Material Adverse Effect.  No acts, events, changes, occurrences or conditions shall have occurred after the date hereof which has had or would reasonably be expected to have individually or in the aggregate a Material Adverse Effect.

CONDITIONS PRECEDENT TO THE OBLIGATION OF THE PARENT AND THE SELLER TO CLOSE

The obligations of the Parent and the Seller under this Agreement are subject to the satisfaction on or prior to the Closing of the following conditions, any one or more of which may be waived by them entirely or partially to the extent permitted by Applicable Law:

Representations and Warranties.  The representations and warranties of the Purchaser contained in Article IV of this Agreement shall be true and correct in all respects in each case on the date hereof and as of the Closing Date, except that any such representations and warranties that expressly relate to a specified date shall be true and correct only as of such date, and except where the failure to be so true and correct in all respects (without giving effect to any limitation or qualification as to “materiality” or “Purchaser Material Adverse Effect”) would not, individually or in the aggregate, have a Purchaser Material Adverse Effect.  The Purchaser shall have delivered to the Seller a certificate to the foregoing effect, dated the Closing Date and signed by a senior executive officer of the Purchaser listed on Exhibit I-2 hereto.

Compliance with Covenants.  The Purchaser shall have complied in all material respects with, or performed in accordance with the terms of, its covenants contained in this Agreement to be complied with or performed prior to the Closing Date.  The Purchaser shall have delivered to the Seller a certificate to the foregoing effect, dated the Closing Date and signed by a senior executive officer of the Purchaser listed on Exhibit I-2 hereto.

Other Agreements.  All Transaction Agreements, and any additional agreements and instruments contemplated hereby to which the Purchaser is a party, shall have been executed by the parties thereto and shall have been delivered by the Purchaser on or prior to the Closing Date, and each of such agreements and instruments shall be in full force and effect with respect to the Purchaser on the Closing Date.

Governmental and Regulatory Consents and Approvals.  (a) The waiting period under the HSR Act and any applicable insurance laws shall have expired or been terminated, (b) the Insurance Regulatory Approvals shall have been obtained and (c) each of Other Government Consents necessary to consummate the transactions contemplated hereby (other than Other Government Consents the failure of which to expire, to terminate, or to be obtained or made is not reasonably likely to result, individually or in the aggregate, in a material interruption in the businesses of the Parent, the Seller or the KILICO Retained Business after the Closing or in the imposition on Parent, the Seller or KILICO of a criminal penalty or material civil penalties); provided, however, that any Insurance Regulatory Approvals or Other Government Consents shall not require the Parent, the Seller or KILICO to (i) sell or hold separate or agree to sell, divest, discontinue or limit any material assets, businesses or interest in any material assets or businesses of the Parent, the Seller or KILICO (or consent to do any of the foregoing); (ii) agree to any conditions on, or changes or restrictions in, the capitalization or dividend policies of the Parent, the Seller or KILICO, that are materially more burdensome than the conditions, changes or restrictions expressly set forth in applicable insurance statutes, rules or regulations; or (iii) agree to any material conditions on, or material changes or restrictions in, the operations, assets or businesses of Parent, Seller or KILICO that substantially impact the ability of Parent or Seller to operate their businesses, or of KILICO to operate its business other than the KILICO Transferred Business, in the manner that such businesses were conducted prior to the Closing Date, other than conditions, changes or restrictions expressly set forth in applicable insurance statutes, rules or regulations.

Purchase Price.  The Purchaser shall have paid to the Seller the Estimated Purchase Price at Closing.

Injunction.  There shall not be in effect any judgment, order, injunction or decree of any court or Government Entity of competent jurisdiction enjoining the consummation of the transactions contemplated hereby.

Purchaser Material Adverse Effect.  No acts, events, changes, occurrences or conditions shall have occurred after the date hereof which has had or could reasonably expected to have individually or in the aggregate a Purchaser Material Adverse Effect.

Investment Guidelines.  The Purchaser shall have delivered to the Seller Investment Guidelines conforming to the requirements of Section 5.24.

SURVIVAL OF REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION

Survival of Representations and Warranties.  All representations and warranties of the parties hereto contained in this Agreement shall survive the Closing Date, for a period of twenty-four months following the Closing Date, and shall expire at the end of such period, but, except as provided in Section 10.2 hereof, shall not survive any termination of this Agreement; provided, however, that the representations and warranties of the parties contained in Sections 3.1, 3.2, 3.20 (regarding Hazardous Material and Environmental Laws), 3.22, 3.28, 4.1, 4.2 and 4.9 shall survive indefinitely.  None of the limitations or requirements in this Article IX shall apply to the parties’ tax indemnity obligations under Article VI.  The parties agree that, except as provided in this Article IX, no claims or causes of action may be brought against the Seller, the Purchaser, KILICO or any of their directors, officers, employees, Affiliates, successors, permitted assigns, agents, or representatives based upon, directly or indirectly, any of the representations or warranties contained in this Agreement following the Closing Date or, except otherwise as provided in Section 10.2 hereof, any termination of this Agreement.  This Section 9.1 shall not limit any covenant or agreement of the parties which contemplates performance after the Closing.  Nothing set forth in this Article IX shall be deemed to prohibit or limit any party’s right at any time on or after the Closing Date to seek injunctive or equitable relief for the failure of any other party to perform any covenant or agreement contained herein or to seek any other relief based upon fraud or intentional misrepresentation.

Obligation to Indemnify.

(uuuuuuu)

Subject to the limitations set forth in this Article IX, from and after the Closing Date, the Parent and the Seller agree to indemnify, defend and hold harmless, without duplication, the Purchaser, its respective Affiliates and the Subsidiaries, and their respective stockholders, directors, officers, employees, successors, permitted assigns, agents and representatives (collectively, the “Purchaser Indemnitees”) from and against all Losses (as hereinafter defined), in connection with or arising from:

(i)

any breach of any representations or warranties of the Parent, the Seller or KILICO contained in this Agreement or in any of the Transaction Agreements, without regard to any materiality or Material Adverse Effect qualifications (provided, that materiality or Material Adverse Effect qualifications shall not be disregarded with respect to the Specified Representations and Warranties);

(ii)

any breach of or failure to perform any of the covenants or agreements of the Parent, the Seller or KILICO contained in this Agreement or in any of the Transaction Agreements;

(iii)

the Excluded Items;

(iv)

the KILICO Retained Investments and the KILICO Retained Liabilities; and

(v)

any Subsidiary’s ownership at any time of a fee interest in real property, which real property is found to be in violation of any Applicable Law or requires remedial action, removal action or any other action with respect to actual or alleged environmental damage or injury to property or public health.

(vvvvvvv)

Subject to the limitations set forth in this Article IX, from and after the Closing Date, KILICO agrees to indemnify, defend and hold harmless, without duplication, the Purchaser Indemnitees from and against all Losses in connection with or arising from:

(i)

any breach of any representations or warranties which relate solely to KILICO or a KILICO Subsidiary, without regard to any materiality or Material Adverse Effect qualifications (provided, that materiality or Material Adverse Effect qualifications shall not be disregarded with respect to the Specified Representations and Warranties);

(ii)

any breach or failure to perform any of the covenants or agreements of KILICO or a KILICO Subsidiary contained in this Agreement or in any of the Transaction Agreements; and

(iii)

the KILICO Retained Investments and the KILICO Retained Liabilities.

(wwwwwww)

Subject to the limitations set forth in this Article IX, from and after the Closing Date, the Purchaser agrees to indemnify, defend and hold harmless, without duplication, the Parent, the Seller, KILICO and their respective Affiliates and their respective stockholders, directors, officers, employees, successors, permitted assigns, agents and representatives (collectively, the “Seller Indemnitees”) from and against all Losses in connection with or arising from:

(i)

any breach of any representations and warranties of the Purchaser contained in this Agreement or in any of the Transaction Agreements, without regard to any materiality or Material Adverse Effect qualifications;

(ii)

any breach of or failure to perform any of the covenants and agreements of the Purchaser contained in this Agreement or in any of the Transaction Agreements;

(iii)

the KILICO Transferred Assets, to the extent the Loss arises out of actions of the Purchaser or its Affiliates after the Closing Date;

(iv)

the KILICO Transferred Liabilities, to the extent the Loss arises out of actions of the Purchaser or its Affiliates after the Closing Date; and

(v)

any fines, penalties or other costs (including attorneys fees) incurred by the Parent, the Seller or their respective Affiliates in connection with any action brought by any state or federal agency as a result of participation by Affected Employees in the Zurich Welfare Plans during the Special Coverage Period described in Section 5.12(a).  This obligation to indemnify shall not extend to fines, penalties or other costs incurred as a result of actions taken by the Seller, the Parent or the respective Affiliates in administering the Zurich Welfare Plans or responding to claims for benefits made by Affected  Employees, other than as provided under Section 5.12.

(xxxxxxx)

The Parent and the Seller agree to indemnify, defend and hold harmless, without duplication, the Purchaser Indemnitees from and after the Closing Date from and against any Loss in connection with or arising from any Litigation pending on the Closing Date, and any Litigation overtly threatened in writing as of the Closing Date to be brought imminently, against any Subsidiary or KILICO (with respect to the KILICO Transferred Business) as follows: (i) with respect to any Litigation that is one of the matters set forth on Schedule 9.2(d) (the “Special Items”), such indemnity shall be equal to ninety percent (90%) of Losses in connection with or arising out of such Special Items; and (ii) with respect to any Litigation that is not a Special Item, the Parent and Seller shall indemnify the Purchaser Indemnitees only to the extent that the aggregate Losses in connection with such non-Special Item Litigation exceeds $500,000 (the “Routine Litigation Deductible”), and in such event indemnification shall first be made for fifty percent (50%) of such Losses in excess of the Routine Litigation Deductible but less than or equal to the sum of the Routine Litigation Deductible plus $800,000, and then shall be made for ninety percent (90%) of such Losses in excess of the sum of the Routine Litigation Deductible plus $800,000.  As used in this Section 9.2(d), the term “Litigation” shall not include any Litigation that relates to disputes arising under or in connection with this Agreement or any other Transaction Agreement.

(yyyyyyy)

The aggregate amount for which the Parent, the Seller and KILICO, except with respect to Sections 9.2(a)(iii), (iv) and (v), Section 9.2(b)(iii) and Section 9.2(d), shall be liable in the aggregate, shall in no event exceed $496,000,000.00 (the “Cap”).  Also, the aggregate amount for which the Purchaser, except with respect to Section 9.2(c)(iii) and (iv), shall be liable in the aggregate, shall in no event exceed the Cap.  The Parent, the Seller and KILICO shall be required to indemnify the Purchaser Indemnitees pursuant to Section 9.2(a)(i) and Section 9.2(b)(i), and the Purchaser shall be required to indemnify the Seller Indemnitees pursuant to Section 9.2(c)(i), only to the extent that the aggregate Losses incurred by the Purchaser Indemnitees or Seller Indemnitees, as applicable, in connection with such clauses exceeds $10,000,000.00 (the “Deductible”); in such event, indemnification shall be made by the Seller, the Parent or KILICO, on the one hand, and the Purchaser, on the other hand, for all Losses in excess of the Deductible; provided, however that no breach of any representation or warranty shall be deemed to have occurred for purposes of this Article IX unless the Losses incurred as a result thereof, together with all Losses as a result thereof arising out of the same or a related breach of such representation or warranty, are in excess of $5,000.

(zzzzzzz)

As used in this Article IX, “Loss” and/or “Losses” shall mean any and all actual and direct losses, liabilities, damages, settlement payments, judgments, costs and expenses (including reasonable attorneys’ fees) when and as paid.  The amount of any Losses sustained by a Purchaser Indemnitee or a Seller Indemnitee shall be reduced by any amount received by such Purchaser Indemnitee or Seller Indemnitee with respect thereto under any insurance coverage or from any other party alleged to be responsible therefor, and by the amount of any Tax benefits realized with respect to the Loss.  The Purchaser Indemnitees and the Seller Indemnitees shall use commercially reasonable efforts (which shall not require the institution of Litigation) to collect any amounts available under such insurance coverage and from such other party alleged to have responsibility and to realize any Tax benefit with respect to the Loss.  If a Purchaser Indemnitee or Seller Indemnitee realizes a Tax benefit or receives an amount under insurance coverage or from such other party with respect to Losses sustained at any time subsequent to any indemnification provided pursuant to this Section 9.2, then such Purchaser Indemnitee or Seller Indemnitee shall promptly reimburse the applicable Indemnifying Party (as defined below) for any payment made or expense incurred by such Indemnifying Party in connection with providing such indemnification up to such amount realized or received by the Purchaser Indemnitee or Seller Indemnitee, as applicable.

(aaaaaaaa)

The Indemnifying Party’s obligation to indemnify the Indemnified Party (as such terms are defined below) pursuant to this Article IX shall survive indefinitely; provided, however, that the Indemnifying Party’s obligation with respect to claims made pursuant to Sections 9.2(a)(i), 9.2(b)(i) and 9.2(c)(i) shall be limited to Losses as to which the Indemnified Party has given the Indemnifying Party written notice prior to twenty-four months following the Closing; provided, further, claims based on Sections 3.1, 3.2, 3.20, 3.22, 3.28, 4.1, 4.2 and 4.9 shall survive indefinitely.

(bbbbbbbb)

Each Indemnified Party shall be obligated to use its commercially reasonable efforts to mitigate any Loss for which it is entitled to seek indemnification hereunder, and the Indemnifying Party shall not be required to make any payment to an Indemnified Party in respect of such Loss to the extent such Indemnified Party has failed to comply with the foregoing obligation.

(cccccccc)

Upon making any indemnification payment, the Indemnifying Party will, to the extent of such payment, be subrogated to all rights of the Indemnified Party against any third party in respect of the Loss to which the payment relates; provided, however, that until the Indemnified Party recovers full payment of its Loss, any and all claims of the Indemnifying Party against any such third party on account of said payment are hereby made expressly subordinated and subjected in right of payment to the Indemnified Party’s rights against such third party.  Without limiting the generality of any other provision hereof, each such Indemnified Party and Indemnifying Party will duly execute upon request all instruments reasonably necessary to evidence and perfect the above-described subrogation and subordination rights.

(dddddddd)

Neither the Seller nor the Purchaser, shall have any right to set-off any Losses against any payments to be made by such party or parties pursuant to this Agreement or any other agreement between the parties.

Claims Notice.  In the event that either a Purchaser Indemnitee or a Seller Indemnitee wishes to assert a claim for indemnification hereunder, such party seeking indemnification (the “Indemnified Party”) shall deliver written notice (a “Claims Notice”) to the other party (the “Indemnifying Party”) no later than thirty (30) days after such claim becomes known to the Indemnified Party, specifying the facts constituting the basis for, and the amount (if known) of the claim asserted.  Failure to deliver a Claims Notice with respect to a claim in a timely manner as specified in the preceding sentence shall not be deemed a waiver of the Indemnified Party’s right to indemnification hereunder for Losses in connection with such claim, but the amount of reimbursement to which the Indemnified Party is entitled shall be reduced by the amount, if any, by which the Indemnified Party’s Losses would have been less had such Claims Notice been timely delivered.

Right to Contest Claims of Third Parties.

(eeeeeeee)

If an Indemnified Party asserts, or may in the future seek to assert, a claim for indemnification hereunder because of a claim or demand made, or an action, proceeding or investigation instituted, by any Person not a party to this Agreement (a “Third Party Claimant”) that may result in a Loss with respect to which the Indemnified Party would be entitled to indemnification pursuant to this Article IX (an “Asserted Liability”), the Indemnified Party shall deliver to the Indemnifying Party a Claims Notice with respect thereto, which Claims Notice shall be delivered as promptly as practicable and in any event no later than twenty (20) days after such Asserted Liability is actually known to the Indemnified Party.  Failure to deliver a Claims Notice with respect to a claim in a timely manner as specified in the preceding sentence shall not be deemed a waiver of the Indemnified Party’s right to indemnification hereunder for Losses in connection with such claim, provided, that the amount of reimbursement to which the Indemnified Party is entitled shall be reduced by the amount, if any, by which the Indemnified Party’s Losses would have been less had such Claims Notice been timely delivered.

(ffffffff)

The Indemnifying Party shall have the right, upon written notice to the Indemnified Party, to investigate, contest, defend or settle any Asserted Liability that may result in a Loss with respect to which the Indemnified Party is entitled to indemnification pursuant to this Article IX; provided that the Indemnified Party may, at its option and at its own expense, participate in the investigation, contesting, defense or settlement of any such Asserted Liability through representatives and counsel of its own choosing; and, provided further that the Indemnifying Party shall not settle any Asserted Liability unless (i) such settlement is on exclusively monetary terms or (ii) the Indemnified Party shall have consented to the terms of such settlement, which consent shall not unreasonably be withheld. If reasonably requested by the Indemnifying Party, the Indemnified Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnifying Party and its counsel in contesting any Asserted Liability or, if appropriate and related to the Asserted Liability in question, in making any counterclaim against the Third Party Claimant, or any cross-complaint against any Person (other than the Indemnified Party or its Affiliates).  Unless and until the Indemnifying Party elects to defend the Asserted Liability, the Indemnified Party shall have the right, at its option and at the Indemnifying Party’s expense, to do so in such manner as it deems appropriate; provided, however, that the Indemnified Party shall not settle, compromise or pay any Asserted Liability for which it seeks indemnification hereunder without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

(gggggggg)

The Indemnifying Party shall be entitled to participate in (but not to control) the defense of any Asserted Liability which it has not elected to defend with its own counsel and at its own expense.

(hhhhhhhh)

The Purchaser and the Seller shall make mutually available to each other all relevant information in their possession relating to any Asserted Liability (except to the extent that such action would result in a loss of attorney-client privilege) and shall cooperate with each other in the defense thereof.

Indemnification Payments.  Any payment hereunder shall be made by wire transfer of immediately available funds to such account or accounts as the Indemnified Party shall designate to the Indemnifying Party in writing.

Exclusivity.  Following the Closing, except with respect to any fraud, intentional misrepresentation or any injunctive or provisional relief, the indemnities provided for in Section 9.2 and Article VI hereof shall be the exclusive remedies of the parties hereto and their respective officers, directors, employees, Affiliates, agents, representatives, successors and assigns for any breach of or inaccuracy in any representation or warranty or any breach, nonfulfillment or default in the performance of any of the covenants or agreements contained in this Agreement (but not any such covenants or agreements to the extent they are by their terms to be performed after the Closing Date), and the parties shall not be entitled to a rescission of this Agreement or to any further indemnification rights or claims of any nature whatsoever in respect thereof, all of which the parties hereto hereby waive.  Nothing set forth in this Article IX shall be deemed to prohibit or limit any party’s right at any time on or after the Closing Date, to seek injunctive or equitable relief for the failure of any other party to perform any covenant or agreement contained herein or to seek any other relief based upon fraud or intentional misrepresentation.

TERMINATION PRIOR TO CLOSING

Termination of Agreement.  This Agreement may be terminated at any time prior to the Closing:

(iiiiiiii)

by the Purchaser or the Seller in writing, if (i) there shall be any order, writ, injunction or decree of any court or Government Entity binding on the Purchaser, on the one hand, and/or the Seller, the Parent or KILICO, collectively or individually on the other hand, which prohibits or restrains the Purchaser and/or the Seller, the Parent or KILICO from consummating the transactions contemplated hereby; provided, however, that the Purchaser, and/or the Seller, the Parent or KILICO, as the case may be, shall have used its or their reasonable best efforts to have any such order, writ, injunction or decree lifted, or (ii) any law or regulation makes consummation of the transactions contemplated by the Transaction Agreements illegal or otherwise prohibited;

(jjjjjjjj)

by the Purchaser or the Seller in writing, if any Insurance Regulatory Approval or any Other Government Consent, the lack of which would result in the failure to satisfy the condition set forth in Section 7.4 or Section 8.4, has been denied and the applicable party has no opportunity to cure the fault giving rise to such denial, including through reapplication or appeal;

(kkkkkkkk)

by the Purchaser in writing, in the event of a breach or default in the performance by the Seller, the Parent or KILICO, or by the Seller in writing, in the event of a breach or default in the performance by the Purchaser, of any representation, warranty, covenant or agreement of the other party, which breach or default, (i) individually or in the aggregate with all other uncured breaches or defaults of such other party, constitute grounds for the conditions set forth in Articles VII or VIII, respectively, not to be satisfied as of the Closing Date and (ii) has not been, or cannot be, cured within thirty (30) days after written notice, describing such breach or default in reasonable detail, is given by the terminating party to the breaching or defaulting party; and

(llllllll)

by the Purchaser or the Seller in writing, if the Closing has not occurred on or prior to February 29, 2004 (the “Termination Date”); provided that no party hereto may terminate this Agreement pursuant to this Section 10.1(d) if such party is in material breach of this Agreement; provided, further, that the Termination Date may be extended by not more than sixty (60) days by either party by written notice to the other party if the Closing shall not have occurred as a direct result of the conditions set forth in Sections 7.4 or 8.4 failing to have been satisfied and the extending party reasonably believes that the relevant approvals will be obtained during such extension period; or

(mmmmmmmm)

at any time on or prior to the Closing Date, by mutual written consent of the Seller and the Purchaser.

Survival.  If this Agreement is terminated and the transactions contemplated hereby are not consummated as described above, this Agreement shall become null and void and of no further force and effect, and there shall be no liability or obligation hereunder on the part of the Seller, the Parent or KILICO or the Purchaser, or any of their respective directors, officers, employees, Affiliates, agents, representatives, successors or assigns except (a) for the provisions of this Agreement and, subject to Section 11.5, the Confidentiality Agreement relating to the obligations of the parties hereto to keep confidential and not to use certain information and data obtained from the other parties hereto, (b) for the provisions of Sections 5.7, 11.1, 11.2, 11.4, 11.5(a), 11.8(a), 11.9 and this Section 10.2, which shall survive any such termination and (c) for any willful breach by any party to this Agreement of one or more of the provisions of this Agreement.

MISCELLANEOUS

Publicity.  Prior to the Closing, no release or public announcement concerning this Agreement or the transactions contemplated hereby shall be made by either party hereto without the prior review and written approval of the other party hereto which approval shall be deemed to be granted if not timely provided, except as and to the extent such party shall be so obligated by Applicable Law (including, without limitation, pursuant to any federal or state securities laws or insurance laws or the rules of any stock exchange or self-regulatory organization or pursuant to any legal, regulatory or legislative proceedings).  The parties hereto shall cooperate with each other in making any release or announcement.

Confidentiality.

(nnnnnnnn)

The parties agree that, other than as agreed or as required to implement the transactions contemplated hereby, the parties will keep confidential the terms and conditions of this Agreement and the Transaction Agreements, including, without limitation, the Exhibits and Schedules hereto and thereto, except as otherwise required by Applicable Law (including, without limitation, pursuant to any federal or state securities laws or insurance laws or the rules of any stock exchange or self-regulatory organization or pursuant to any legal, regulatory or legislative proceedings).

(oooooooo)

Each party hereto (with the Parent, the Seller and KILICO, on the one hand, and the Purchaser, on the other hand, considered to be one party for purposes of this Section 11.2) will, and will cause its Affiliates to, and will use commercially reasonable efforts to cause its and their representatives to, hold in strict confidence, not disclose to any other Person (other than such party’s officers, directors, employees or advisors) or use for any purpose not contemplated by this Agreement or the Transaction Agreements, all Confidential Information of the other party, unless (i) required by Applicable Law or (ii) required to be disclosed in an action or proceeding brought by a party hereto in pursuit of its rights or in the exercise of its remedies hereunder; provided, however, that following the Closing, the foregoing restrictions will not apply to the Purchaser’s use of information concerning the Subsidiaries or, with respect to the KILICO Transferred Business, KILICO, furnished to the Purchaser or its Affiliates pursuant to this Agreement or the Transaction Agreements.

(pppppppp)

For purposes of this Agreement, “Confidential Information” means all information concerning a party or any of its Affiliates furnished before or after execution of this Agreement by such party or such party’s representatives in connection with this Agreement or the Transaction Agreements, the due diligence related thereto or the transactions contemplated hereby; provided, however, after the Closing, all Trade Secrets and other Confidential Information with respect to the Subsidiaries or, with respect to and to the extent used in the KILICO Transferred Business, KILICO, shall be deemed to be Confidential Information of the Purchaser and all Trade Secrets and other Confidential Information with respect to the Excluded Items or the business conducted by KILICO and the KILICO Subsidiaries that is not transferred to the Purchaser or its Affiliates hereunder shall be deemed to be Confidential Information of KILICO and the Seller (unless in each case, and only to the extent, one of the following exception applies on a post-Closing basis); provided further, Confidential Information shall not include information that (a) is or becomes generally available to the public other than as a result of a disclosure by the receiving party or its representatives in breach of this Agreement, (b) was available to the receiving party from another source on a non-confidential basis prior to its disclosure to the receiving party, (c) becomes available to the receiving party on a non-confidential basis from a Person who is not otherwise bound by a confidentiality obligation with respect to the information, or is not otherwise prohibited from transmitting the information to the receiving party, or (d) is or was independently developed by the receiving party without reliance on or reference to the applicable Confidential Information.

(qqqqqqqq)

In the event the transactions contemplated hereby are not consummated, upon the request of the other party, each party hereto will, and will cause its Affiliates and their respective representatives to, promptly return all copies of Confidential Information furnished by the other party in connection with this Agreement or the Transaction Agreements or the transactions contemplated hereby and thereby and destroy all copies, reproductions, summaries, analyses or extracts related thereto or based thereon prepared by the party furnished such Confidential Information or its representatives.

(rrrrrrrr)

Notwithstanding anything to the contrary, nothing in this Agreement shall prohibit the disclosure of the tax treatment and tax structure, each as defined in Treasury Regulations Section 1.6011-4, of the transactions contemplated by this Agreement (the “Transactions”) (but no other details about the matters covered by this Agreement) and all materials of any kind (including opinions or other tax analyses) relating to such tax treatment or tax structure; provided, however, that such disclosure may not be made (a) until the earlier of (i) the date of the public announcement of discussions relating to the Transactions, (ii) the date of the public announcement of the Transactions, or (iii) the date of the execution of the agreement to enter into the Transactions (with or without conditions); (b) to the extent required to be kept confidential to comply with any applicable securities laws; or (c) that identifies the parties to the Transactions or confidential commercial information regarding the Transactions.  Each party shall have the unlimited ability to consult with any tax advisor (including a tax advisor independent from all other entities involved in the Transactions) regarding the tax treatment of tax structure of the Transactions.  This Section 11.2 is not intended to authorize any waiver of the attorney-client privilege.

Notices.  Any notice or other communication required or permitted hereunder shall be in writing and shall be hand delivered or sent by telegraph, telex, facsimile transmission or overnight courier (other than the U.S. Postal Service), postage prepaid and return receipt requested. Any notice sent by hand shall be deemed given when so delivered personally; notices sent by telegraph, telex or facsimile transmission shall be deemed given when electronically confirmed; and notices sent by overnight courier shall be deemed to have been given when received.

(i) if to the Parent, the Seller or KILICO: Kemper Corporation 1600 McConner Parkway Schaumburg, Illinois 60196-6801 Attn: David A. Bowers Telecopier: (847) 413-5574
With a copy to: Zurich Holding Company of America 1400 American Lane Schaumburg, Illinois 60196-5452 Attn: David A. Bowers Telecopier: (847) 605-6124

And to: Willkie Farr & Gallagher 787 Seventh Avenue New York, New York 10019-6099 Attn: Thomas M. Cerabino, Esq. Telecopier: (212) 728-8111

(ii) if to Bank One or the Purchaser: Banc One Insurance Holdings, Inc. 111 East Wisconsin Avenue Suite 1250 Milwaukee, Wisconsin 53202 Attn: James L. Harlin Telecopier: (414) 765-7185
With a copy to: Bank One Corporation 1 Bank One Corporation IL1-0292 Chicago, Illinois 60670 Attn: Daniel P. Cooney Telecopier: (312) 732-9753
And to: Banc One 1111 Polaris Parkway OHI-1052 Columbus, Ohio 43271-0152 Attn: Kenneth B. Terwilleger Telecopier: (614) 248-6157

And To: Lord, Bissell & Brook 115 South LaSalle Street Chicago, Illinois 60603 Attn: Mark R. Goodman Telecopier: (312) 443-0336

Any party may, by notice given in accordance with this Section 11.3 to the other parties, designate another address or person for receipt of notices hereunder provided that notice of such a change shall be effective upon receipt.

Governing Law.  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS, WITHOUT GIVING EFFECT TO THE PRINCIPLES OF CONFLICTS OF LAWS THEREOF.  Each of the parties hereto agrees that any legal action or proceeding with respect to this Agreement may be brought in the Courts of the State of Illinois, County of Cook or the United States District Court for the Northern District of Illinois and, by execution and delivery of this Agreement, each party hereto irrevocably submits itself in respect of its property, generally and unconditionally to the non-exclusive jurisdiction of the aforesaid courts in any legal action or proceeding arising out of this Agreement.  Each of the parties hereto hereby irrevocably waives any objection which it may now or hereafter have to the laying of venue of any of the aforesaid actions or proceedings arising out of or in connection with this Agreement brought in the courts referred to in the preceding sentence.  Each party hereby consents to process being served in any such action or proceeding by the mailing of a copy thereof to the address set forth in Section 11.3 hereof and agrees that such service upon receipt shall constitute good and sufficient service of process or notice thereof.  Nothing in this Section 11.4 shall affect or eliminate any right to serve process in any other matter permitted by law.

Entire Agreement.

(ssssssss)

This Agreement (including any additional agreements contemplated hereby and the Exhibits and the Schedules hereto) contains the entire agreement among the parties with respect to the subject matter hereof and supersedes all prior agreements, written or oral, with respect thereto, other than the Confidentiality Agreement, which shall survive and remain in full force and effect according to its terms until the Closing (at which time it shall be of no further force or effect, except to the extent the provisions thereof relate to ZHCA and its Affiliates, which portions shall survive the Closing until the expiration of the Confidentiality Agreement pursuant to the terms thereof).

(tttttttt)

Any disclosure in any Schedule of any contract, document, liability, default, breach, violation, limitation, impediment or other matter, although the provision for such disclosure may require such disclosure only if such contract, document, liability, default, breach, violation, limitation, impediment or other matter be “material,” shall not be construed against the Seller as an assertion by the Seller that any such contract, document, liability, default, breach, violation, limitation, impediment or other matter is, in fact, material.

Waivers and Amendments; Non-Contractual Remedies; Preservation of Remedies.  This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by each of the parties hereto or, in the case of a waiver, by the  party waiving compliance.  Except as provided in Article IX hereof, no delay on the part of any party on exercising any right, power or privilege hereunder shall operate as a waiver thereof, or shall any waiver on the part of any party of any right, power or privilege, or any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any other such right, power or privilege. The rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity.

Binding Effect; Assignment.  This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns and legal representatives.  Neither this Agreement, nor any right hereunder, may be assigned, by operation of law or otherwise, by any party (in whole or in part) without the prior written consent of Parent or Purchaser, as applicable.

Interpretation.

(uuuuuuuu)

The parties acknowledge and agree that, except as specifically provided herein, they may pursue judicial remedies at law or equity in the event of a dispute with respect to the interpretation or construction of this Agreement.  The parties acknowledge and agree that in the interpretation of this Agreement, the provisions hereof shall not be interpreted against the drafter hereof.

(vvvvvvvv)

For purposes of this Agreement, the words “hereof,” “herein,” “hereby” and other words of similar import refer to this Agreement as a whole unless otherwise indicated and the word “including” means including without limitation.  Whenever the singular is used herein, the same shall include the plural, and whenever the plural is used herein, the same shall include the singular, where appropriate.  All terms defined herein in the singular shall have the same meaning when used in the plural; all terms defined herein in the plural shall have the same meaning when used in the singular.

No Third Party Beneficiaries.  Except as set forth in Section 5.12 or Article IX hereof, nothing in this Agreement is intended or shall be construed to give any Person, other than the parties hereto, their successors and permitted assigns, any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision contained herein.

Counterparts.  This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. Each counterpart may consist of a number of copies hereof each signed by less than all, but together signed by all, of the parties hereto.

Other Agreements, Exhibits and Schedules.  The Exhibits and the Schedules are a part of this Agreement as if fully set forth herein. All references herein to Articles, Sections, subsections, paragraphs, subparagraphs, clauses, Exhibits and Schedules shall be deemed references to such parts of this Agreement, unless the context shall otherwise require.

Headings.  The headings in this Agreement are for reference only, and shall not affect the interpretation of this Agreement.

[Remainder of page intentionally left blank.]

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

ZURICH HOLDING COMPANY OF AMERICA,

By:

Name:
Title:

KEMPER CORPORATION

By:

Name:
Title:

KEMPER INVESTORS LIFE INSURANCE COMPANY

By:

Name:
Title:

BANC ONE INSURANCE HOLDINGS, INC.

By:

Name:
Title:

JOINDER

Zurich Financial Services hereby executes this Agreement only for purposes of Section 5.17(e) hereof.

By:

________________________

By:

_________________________
Name:

________________________

Name:

_________________________
Title:

________________________

Title:

_________________________

Bank One Corporation hereby executes this Agreement only for purposes of Section 5.5 and Section 5.23 hereof.

By:

________________________
Name:

________________________
Title:

________________________

Exhibit A-3

COINSURANCE AGREEMENT

between

KEMPER INVESTORS LIFE INSURANCE COMPANY

(referred to as the Company)

and

FEDERAL KEMPER LIFE ASSURANCE COMPANY

(referred to as the Reinsurer)

Dated as of May 29, 2003

(continued)

Page

TABLE OF CONTENTS.

Page

1.1. Definitions

ARTICLE II. BASIS OF COINSURANCE, modified coinsurance AND BUSINESS COINSURED

2.1. Coinsurance and Modified Coinsurance

2.2. Reinstatements, Conversions and Exchanges

2.3. Certain Recommendations.

2.4. Reserves

2.5. Separate Account Reserves

2.6. Policy Changes or Reductions

ARTICLE III. TRANSFER OF ASSETS

3.1. Transfer of Assets at Closing and Balance Sheets.

3.2. Additional Consideration

3.3. Ceding Commission

ARTICLE IV. RESERVE ADJUSTMENTS AND ACCOUNTINGS

4.1. Modified Coinsurance Adjustment on Separate Account Business

4.2. Monthly Accountings

4.3. Monthly Payments

4.4. Delayed Payments

4.5. Offset Rights

ARTICLE V. POLICY and separate account ADMINISTRATION

5.1. Appointment and Acceptance of Appointment

5.2. Notification of Policyholders

5.3. Administrative Services

5.4. Services With Respect to Registered Separate Accounts and Registered Policies.

5.5. Claims Review and Litigation.

5.6. Legally Required Company Actions

5.7. Power of Attorney

5.8. Subsequent Rate and Form Filings

5.9. Policy Changes or Reserve Assumption Changes

5.10. Bank Accounts

5.11. Compensation.

5.12. Standards

5.13. Agreements Regarding Use of the Company’s Name.

5.14. Books and Records.

5.15. Capacity

5.16. Inability to Perform Services

5.17. Errors

5.18. Regulatory Matters:  Responsibilities of the Reinsurer

5.19. Duration

5.20. Termination

5.21. Insurance.

5.22. Limited Authority

5.23. Subcontracting

5.24. BOLI Services

5.25. Destinations Services

5.26. Survival

ARTICLE VI. OVERSIGHTS

6.1. Oversights

ARTICLE VII. DUTY OF COOPERATION and other agreements

7.1. Cooperation

7.2. Third Party Reinsurance Agreements

7.3. Option for Assumption Reinsurance

ARTICLE VIII. DAC TAX

8.1. Election.

8.2. Separate Account DAC Tax Reimbursement.

ARTICLE IX. INDEMNIFICATION

9.1. Reinsurer’s Obligation to Indemnify

9.2. Company’s Obligation to Indemnify

9.3. Certain Definitions and Procedures

9.4. Security Trust Account.

9.5. Recapture Rights.

ARTICLE X. DISPUTE RESOLUTION

10.1. Other Disputes over Calculations.

10.2. Arbitration.

10.3. Award and Enforcement

ARTICLE XI. INSOLVENCY

11.1. Insolvency Clause

ARTICLE XII. DURATION

12.1. Duration

12.2. Reinsurer’s Liability

12.3. Survival

ARTICLE XIII. MISCELLANEOUS

13.1. Notices

13.2. Confidentiality

13.3. Entire Agreement

13.4. Waivers and Amendments

13.5. No Third Party Beneficiaries

13.6. Assignment

13.7. Governing Law

13.8. Counterparts

13.9. Severability

13.10. Schedules, Exhibits and Paragraph Headings

13.11. Expenses

13.12. No Prejudice

13.13. Credit for Ceded Reinsurance

(continued)

Page

INDEX OF SCHEDULES AND EXHIBITS

Schedule 1.1 BOLI Business AgreementsSchedule 1.1(A) BOLI Contracts

Schedule 1.1(B) Destinations Annuity Contracts

Schedule 1.1(C) Intentionally Omitted

Schedule 1.1(D) Policies

Schedule 1.1(E) Post-Closing Ceding Commission

Schedule 1.1(F) Separate Accounts

Schedule 1.1(G) Guaranty Fund Assessment Methodology

Exhibit A Intentionally Omitted

Exhibit B Form of Security Trust Agreement

Exhibit C Intentionally Omitted

Exhibit D Form of Monthly Accounting

Exhibit E Calculation of Recapture Fee

Schedules 1.1 and 1.1(A) and Exhibit B to this agreement have been omitted. Schedules 1.1 and 1.1(A) and Exhibit B to this agreement will be furnished to the Securities and Exchange Commission supplementally upon request.

- # -

COINSURANCE AGREEMENT

THIS COINSURANCE AGREEMENT (this “Agreement”) is made and entered into as of May 29, 2003 by and between Kemper Investors Life Insurance Company, an Illinois domiciled stock insurance company (the “Company”) and Federal Kemper Life Assurance Company, an Illinois domiciled stock life insurance company (the “Reinsurer”).

WHEREAS, the Company, Kemper Corporation, Zurich Holding Company of America, Zurich Financial Services,  Banc One Insurance Holdings, Inc. and Bank One Corporation have entered into a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), pursuant to which, prior to the other Closing transactions contemplated by the Purchase Agreement and in accordance with Section 2.1 hereof, the Company, among other things, has agreed to enter into this Coinsurance Agreement to cede and transfer to the Reinsurer certain liabilities arising under the Policies (as defined below), the Post-Closing Policies (as defined below), and the Separate Accounts (as defined below) for the consideration specified herein and the Reinsurer has agreed to enter into this Coinsurance Agreement to reinsure such liabilities on the terms and conditions set forth herein; and

WHEREAS, the Company desires that the Reinsurer perform certain administrative functions on behalf of the Company with respect to the Policies, the Post-Closing Policies, the Separate Accounts, the Destinations Annuity Contracts (as defined below) and the BOLI Contracts (as defined below).

NOW, THEREFORE, in consideration of the mutual and several promises and undertakings herein contained, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Company and the Reinsurer agree as follows:

DEFINITIONS

Definitions.  Capitalized terms used in this Agreement and not defined herein shall have the respective meanings assigned to them in the Purchase Agreement.  The following terms shall have the respective meanings set forth below throughout this Agreement:

“1934 Act” shall mean the Securities Exchange Act of 1934, as amended from time to time.

“1940 Act” shall mean the Investment Company Act of 1940, as amended from time to time.

“Administrative Services” means the administrative functions with respect to the Policies and Post-Closing Policies described in Section 5.3 hereof.

“Agreement” means this Agreement.

“Annual Statement” means the Company’s 2002 convention form statutory annual statement, together with all required schedules and supplements thereto, as filed with the Insurance Department of the State of Illinois.

“Agents Debit Balances” means the aggregate of all Producer balances and advanced Commissions owed to the Company with respect to the Policies and Post-Closing Policies.

“Applicable Law” means any domestic or foreign federal, state or local statute, law, ordinance or code, or any written rules, regulations or administrative interpretations issued by any Government Entity pursuant to any of the foregoing, and any order, writ, injunction, directive, judgment or decree of a court of competent jurisdiction applicable to the parties hereto.

“Arbitration Tribunal” shall have the meaning given to such term under Section 10.2(a) of this Agreement.

“Assigned Third Party Reinsurance Agreements” means Third Party Reinsurance Agreements that have been novated and assigned to the Reinsurer upon receipt of necessary third party consents on the same terms applicable to the Company.

“Bank Accounts” shall have the meaning given to such term under Section 5.10 of this Agreement.

“BOLI Business Agreements” means the agreements set forth on Schedule 1.1 hereto as amended to include any changes to such schedule prior to the Closing Date.

“BOLI Contracts” means the insurance contracts and policies set forth on Schedule 1.1(A) hereto, including related letter agreements, private placement memoranda and other supplementary material with respect to such contracts and policies as amended to include (i) other policies and contracts providing BOLI coverage issued by the Company prior to the Closing Date, and (ii) the Pipeline Policies (as that term is defined in the Purchase Agreement).

“BOLI DAC Tax Credit” means an amount equal to (A) the current period amortization deduction based on the amount capitalized under Section 848 of the Code, times (B) (i) the marginal tax rate for such period applicable to the consolidated taxable income of the group of which the Company’s income and loss is includible for the relevant period, divided by (ii) 1 minus the marginal tax rate for such period applicable to the consolidated taxable income of the group of which the Company’s income and loss is includable for the relevant period.  The term “BOLI DAC Tax Credit” shall apply only with respect to (x) those BOLI Contracts marked with a ++ on Schedule 1.1(A) and (y) any other BOLI Contract and BOLI Business Agreement where, upon a policyholder's surrender of such contract, the Company is permitted to retain the BOLI DAC Tax Credit under the terms of the BOLI Contracts and the BOLI Business Agreements.

“BOLI Policyholder” means policyholders, insureds and assignees under the BOLI Contracts.

“BOLI Revenues” means (A) with respect to the BOLI Contracts that are not Pipeline Policies, the aggregate of the product of (i) the average daily Investment Value for each BOLI Contract set forth on Schedule 1.1(A) hereto, as amended, and (ii) the daily equivalent of the applicable corresponding percentage set forth next to such BOLI Contract and any changes thereto arising out of amendments to the BOLI Contracts or BOLI Business Agreements, and (B) with respect to BOLI Contracts that are Pipeline Policies, fifty percent (50%) of the amount determined for such Pipeline Policy in part (A) of this definition on and after the Closing Date.

“BOLI Services” means the administrative functions with respect to the BOLI Contracts described in Section 5.24 hereof.

“Book Value” shall have the meaning given to such term under the Purchase Agreement.

“Business Day” means any day other than a Saturday, Sunday, a day on which banking institutions in the State of Illinois are permitted or obligated by Applicable Law to be closed or a day on which the New York Stock Exchange is closed for trading.

“Ceding Commission” means $120 million minus the Market Value Adjustment.

“Claims” shall mean any and all claims, requests, demands or notices made by or on behalf of Policyholders for the payment of death benefits, annuity benefits, partial withdrawals, surrenders, loans, returns of Premiums or any other payments or benefits alleged to be due under or in connection with the Policies or Post-Closing Policies including, without limitation, interest payable thereon in accordance with Applicable Law.

“Closing” means the closing of the transactions contemplated by this Agreement.

“Closing Date” means the date on which the Closing occurs.

“Code” means the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder.

“Commissions” mean all commissions, expense allowances, benefit credits and other fees and compensation payable to Producers.

“Destinations Annuity Contracts” means those contracts and policies that are issued on the policy forms set forth on Schedule 1.1(B) hereto.

“Destinations Service Costs” shall have the meaning given to such term under Section 5.11(c) hereof.

“Destinations Service Period” shall be the period commencing on the Closing Date and ending on the earlier of (i) the one year anniversary of the Closing Date and (ii) thirty (30) Business Days after the Company provides written notice of termination of the Destinations Services to the Reinsurer.

“Destinations Services” means the administrative functions with respect to the Destinations Annuity Contracts described in Section 5.25 hereof.

“Disclosure Controls and Procedures” shall mean the definition stated in Rule 30a-2(c) under the 1940 Act with respect to the Registered Separate Accounts and Rule 13a-14(c) under the 1934 Act with respect to the Company.

“Election Notice” means a notice given by the Company to the Reinsurer with respect to the exercise of its recapture remedy pursuant to Section 9.5 hereof.

“Event of Default” shall have the meaning given to such term in Section 9.4(b) hereof.

“Extra Contractual Obligations” means all liabilities or obligations arising under or with respect to the Policies and Post-Closing Policies, whether or not incurred before or after the Closing Date, exclusive of liabilities or obligations arising under the express terms and conditions of the Policies and Post-Closing Policies and the other General Account Liabilities, but including, without limitation, any liability for fines, penalties, forfeitures, punitive, special, exemplary or other form of extra-contractual damages, which liabilities or obligations arise from any act, error or omission, whether or not intentional, negligent, or in bad faith.

“Final Closing Balance Sheet” shall have the meaning given to such term in the Purchase Agreement.

“Fund Agreements” shall have the meaning set forth in Section 5.4(d)(iii) hereof.

“GAAP” means United States generally accepted accounting principles as in effect from time to time.

“General Account Liabilities” means all gross liabilities and obligations arising under or relating to the Policies and Post-Closing Policies, except for such liabilities and obligations specifically identified in the definition of Retained Liabilities.  The General Account Liabilities shall include, without limitation, each of the following with respect to the Policies and Post-Closing Policies: (a) all liabilities for incurred but not reported claims, benefits, interest on death claims or other payments arising under or relating to the Policies and Post-Closing Policies, whether or not included within the General Account Reserves; (b) all liabilities arising out of any changes to the terms and conditions of the Policies and Post-Closing Policies mandated by Applicable Law or agreed by the parties hereto; (c) premium Taxes due in respect of Premiums received on or after the Closing Date, Way Out Premium Taxes due in respect of Premiums received before the Closing Date (except such Way Out Premium Taxes that were payable prior to the Closing Date that, as of the Closing Date, have not been paid or for which a liability has not been accrued as required by Illinois SAP on the Final Closing Balance Sheet) (in each case without giving effect to any credits due to the Company for any guaranty fund assessments paid by the Company prior to Closing), and all other Tax liabilities arising out of or relating to the Policies or Post-Closing Policies for periods commencing on or after the Closing Date (except for income Taxes imposed on the Company under Subtitle A of the Code); (d) assessments and similar charges in connection with participation by the Company or Reinsurer, whether voluntary or involuntary, in any guaranty association established or governed by any state or other jurisdiction except such amounts that, as of the Closing Date, have not been accrued for in accordance with the accrual methodology set forth in Schedule 1.1(G) on the Final Closing Balance Sheet; (e) Commissions payable with respect to the Policies and Post-Closing Policies to or for the benefit of the Producers who marketed or produced the Policies or Post-Closing Policies, except such Commissions payable prior to the Closing Date that, as of the Closing Date, have not been paid or for which a liability has not been accrued as required by Illinois SAP on the Final Closing Balance Sheet; (f) premiums, payments, fees or other consideration or amounts due under all Third Party Reinsurance Agreements, except for such amounts due prior to the Closing Date that, as of the Closing Date, have not been paid or for which a liability has not been accrued as required by Illinois SAP on the  Final Closing Balance Sheet; (g) all general account liabilities for amounts payable for returns or refunds of Premiums, except for such amounts due prior to the Closing Date, that as of the Closing Date, have not been paid or for which a liability has not been accrued as required by Illinois SAP on the  Final Closing Balance Sheet; (h) all Extra Contractual Obligations except for Extra Contractual Obligations that arise out of acts or omissions of the Company, its Affiliates or their respective directors, officers, employees, agents or representatives which acts or omissions occur (or in the case of omissions fail to occur) prior to the Closing Date or that arise out of the Company’s breach of the terms and conditions of this Agreement on or after the Closing Date; provided, however, the General Account Liabilities shall not include (y) the Net Retained Liability or (z) the Separate Account Liabilities or general account liabilities related to amounts transferred from the Separate Accounts to the general account of the Company pending distribution to holders of the Policies and Post-Closing Policies and amounts held in the general account for the Company pending transfer to the Separate Accounts.

“General Account Receivables” means the aggregate amount of accruals with respect to the Policies and Post Closing Policies determined in accordance with Illinois SAP and included on lines 5, 12.1, 16 and 18 of the Assets page of the Annual Statement (or comparable successor NAIC blank).

“General Account Reserves” means the aggregate amount of policy reserves and liabilities with respect to the Policies and Post-Closing Policies determined in accordance with Illinois SAP and included on lines 1, 3, 4.1, 8, 9.4 and 19 of the Liabilities page of the Annual Statement (or comparable successor NAIC statement blank), net of inuring reinsurance under the Third Party Reinsurance Agreements, except with respect to the Company’s Net Retained Liability under the Restricted Third Party Reinsurance Agreements, and the Unassigned Third Party Reinsurance Agreements (without regard to the transactions contemplated by this Agreement) less the absolute value of the accrued expense allowances recognized in the Separate Account Reserves with respect to the Policies and Post-Closing Policies, as applicable, determined in accordance with Illinois SAP and included on line of 13 of the Liabilities page of the Annual Statement (or comparable successor NAIC statement of blank).

“Government Entity” shall mean any federal, state, local, municipal, county, foreign or other governmental, quasi-governmental, administrative or regulatory authority, body, agency, court, tribunal, commission or other similar governmental entity (including any branch, department, agency or political subdivision thereof) or any self-regulating body of similar standing.

“Illinois SAP” means the statutory accounting principles and practices prescribed or permitted by the Illinois Department of Insurance.

“Income Tax Regulations” means the temporary and final regulations issued under the Code.  Any citation to a section of the Income Tax Regulations includes a citation to any successor regulatory provision.

“Interest Rate” shall have the meaning given such term in the Purchase Agreement.

“Interest Maintenance Reserve” shall mean the Company’s interest maintenance reserve as of the Closing Date excluding interest maintenance reserve as a result of the realization of the gain associated with transferring the Transferred Coinsurance Assets at Market Value rather than at Book Value.

“Investment Value” shall, with respect to each BOLI Contract, have the meaning given to such term or substantially comparable term under the applicable private placement memorandum for such BOLI Contract.

“KILICO Retained Investments” shall have the meaning given to such term in the Purchase Agreement.

“Legally Required Company Actions” means any actions the Company is required by Applicable Law or Governmental Entities to take without the Reinsurer acting on its behalf.

“Loss” shall have the meaning given to such term in Section 9.3 hereof.

“Market Value” means as of any date:

(i) With respect to a financial instrument, the fair value at which it could be exchanged in a current transaction between willing parties.  Where available, a quoted market price by a third party broker/dealer shall be used.  If such a quoted market price by a third party broker-dealer cannot be obtained, then the Market Value shall be calculated as a best estimate based on a securities industry recognized valuation technique, which technique may include the use of the quoted price of a close substitute asset, proxy or benchmark that reflects similar characteristics and risks of the financial instrument for which Market Value is being determined;

(ii) With respect to collateral loans, the value determined using a sound and accepted valuation methodology that takes into account the prevailing yield curve and credit quality applicable to such loans; and

(iii) With respect to the Other KILICO Assets, Book Value as of the Closing Date.

“Market Value Adjustment” means (A) the Market Value of the Transferred Coinsurance Assets as of the Closing Date minus the Book Value of the Transferred Coinsurance Assets as of the Closing Date, times (B) the Market Value of the Transferred Coinsurance Assets as of the Closing Date divided by the Book Value of the Transferred Coinsurance Assets as of the Closing Date.

“Monthly Accounting” shall mean a monthly accounting prepared in accordance with Illinois SAP and delivered by the Reinsurer to the Company in accordance with the provisions of Section 4.2 hereof.

“NAIC” means the National Association of Insurance Commissioners.

“Net Retained Liability” means (a) all liability that, under a Restricted Third Party Reinsurance Agreement, the Company is required to retain unreinsured and for its own account and all liability ceded by the Company under any Restricted Third Party Reinsurance Agreement, and (b) all liability ceded by the Company under any Unassigned Third Party Reinsurance Agreement.

“New Investment Option” shall have the meaning set forth in Section 2.3(c) of this Agreement.

“Non-Guaranteed Elements” means cost of insurance charges, loads and expense charges, credited interest rates, mortality and expense charges, administrative expense risk charges, variable premium rates and variable paid-up amounts, as applicable, under the Policies and Post-Closing Policies.

“Other KILICO Assets” means (i) all of the issued and outstanding shares of the KILICO Subsidiaries, and (ii) the assets set forth on Schedule F of the Purchase Agreement.

“Permitted Assets” shall have the meaning given to such term in Section 9.4(a)(ii) hereof.

“Permitted Encumbrance” shall have the meaning given to such term in the Purchase Agreement.

“Person” means any individual, corporation, partnership, limited liability company, limited liability partnership, firm, joint venture, association, joint-stock company, trust, unincorporated organization, governmental, judicial or regulatory body, business unit, division or other entity of any kind or nature.

“Policies” means all of the Company’s individual fixed annuity contracts, individual and group variable annuity contracts, individual term and universal life and individual and group variable life policies together with all related binders, slips and certificates (including applications therefor and all supplements, endorsements, riders and agreements in connection therewith) that:

(i) were effected, bound or issued prior to the Closing Date;

(ii) (A) are in force as of the Closing Date, (B) are subject to being reinstated in accordance with their terms on or after the Closing Date, or (C) are issued after the Closing Date pursuant to an exchange or conversion option existing under the terms of such policies or contracts in force as of the Closing Date; and

(iii) are issued on the policy forms set forth on Schedule 1.1(D);

provided, however, Policies shall in no circumstances include any Destinations Annuity Contracts or BOLI Contracts.

“Policy Loan Receivables” means the aggregate principal and accrued interest thereon of all policy loans with respect to Policies and Post-Closing Policies, determined in accordance with Illinois SAP and appropriately includable on lines 5 and 18 of the Assets page of the Annual Statement or in comparable line items in successor NAIC annual statement blanks.

“Policyholders” means policyholders, insureds and assignees under the Policies and Post-Closing Policies.

“Post-Closing Ceding Commission” shall mean the ceding commission specified on Schedule 1.1(E) hereto with respect to the Post-Closing Policies.

“Post-Closing Policies” means the policies together with all related binders, slips and certificates (including applications therefor and all supplements, endorsements, riders and agreements in connection therewith) issued by the Company during the Post-Closing Policy Period pursuant to Section 5.20 of the Purchase Agreement.

“Premiums” means premiums, considerations, deposits and similar receipts with respect to the Policies or Post-Closing Policies.

“Premiums Receivable” means the aggregate of all Premiums receivable (including any due and deferred premiums) with respect to the Policies and Post-Closing Policies, determined in accordance with Illinois SAP and appropriately includable on lines 16 and 17 of the Assets page of the Annual Statement or in comparable line items in successor NAIC annual statement blanks.

“Producers” shall mean any insurance producer, agency, agent, managing general agent, wholesaler, distributor, broker, solicitor, adjuster or customer representative for the Company with respect to the Policies, Post Closing Policies, BOLI Contracts or Destinations Annuity Contracts, as applicable.

“Purchase Agreement” shall have the meaning set forth in the recitals.

“Recapture Date” shall have the meaning set forth in Section 9.5(b) hereof.

“Recapture Event” shall have the meaning set forth in Section 9.5(a) hereof.

“Recapture Fee” shall have the meaning set forth in Exhibit F.

“Registered Policy” shall mean any Policy or Post-Closing Policy that is registered pursuant to the Securities Act of 1933, as amended.  The SEC file numbers for the Registered Policies are listed on Schedule 1.1(F).

“Registered Policyholder” shall mean the owner of a Registered Policy.

“Registered Separate Account” shall mean any Separate Account that is registered with the United States Securities and Exchange Commission as an investment company pursuant to the 1940 Act.  The SEC file numbers for the Registered Separate Accounts are listed on Schedule 1.1(D).

“Reinsurance Recoverables” means the aggregate of all amounts recoverable from reinsurers except under Restricted Third Party Reinsurance Agreements and Unassigned Third Party Reinsurance Agreements with respect to the Policies and Post-Closing Policies, determined in accordance with Illinois SAP and appropriately includable on lines 12.1, 12.2, 12.3 and 12.4 of the Assets page of the Annual Statement (or in comparable line items in successor NAIC annual statement blanks).

“Reinsured Liabilities” means the General Account Liabilities and the Separate Account Liabilities, in each case other than the Net Retained Liability under Policies or Post-Closing Policies; provided, however the Reinsured Liabilities shall not include any Retained Liabilities.

“Required Balance” means an amount equal to one hundred percent (100%) of the General Account Reserves, less the Premiums Receivable and less the Policy Loan Receivables.

“Restricted Third Party Reinsurance Agreement” means any Third Party Reinsurance Agreement under which the Company is required to maintain a portion of the liability for covered Policies for its own account and for which the Company has not received third party consent to reinsure such liabilities under this Agreement on the same terms applicable to the Company.

“Retained Liabilities” means the Company’s liabilities or obligations that are not General Account Liabilities or Separate Account Liabilities.  The Retained Liabilities include, without limitation, each of the following:  (a) all liabilities, obligations or indemnities expressly assumed by the Company under the terms of the Purchase Agreement, this Agreement or any Transaction Agreement; (b) premium Taxes due in respect of Premiums received before the Closing Date, (except Way Out Premium Taxes), and all other Tax liabilities arising out of or relating to the Policies or Post-Closing Policies incurred before the Closing Date; (c) assessments and similar charges in connection with participation by the Company, whether voluntary or involuntary, in any guaranty association established or governed by any state or other jurisdiction, that, as of the Closing Date, have not been accrued for in accordance with the accrual methodology set forth in Schedule 1.1(G) on the Final Closing Balance Sheet; (d) Commissions payable with respect to the Policies and Post-Closing Policies to or for the benefit of the Producers who marketed or produced the Policies or Post-Closing Policies payable prior to the Closing Date that, as of the Closing Date, have not been paid or for which a liability has not been accrued as required by Illinois SAP on the  Final Closing Balance Sheet; (e) all liabilities for Claims including, without limitation, incurred but not reported Claims, arising under the Company’s Net Retained Liability for the Policies or Post-Closing Policies; (f) all premiums, payments, fees or other consideration or amounts due under all Third Party Reinsurance Agreements, (other than Restricted Third Party Reinsurance Agreements and Unassigned Third Party Reinsurance Agreements) prior to the Closing Date that, as of the Closing Date, have not been paid or for which a liability has not been accrued as required by Illinois SAP on the Final Closing Balance Sheet; (g) all premiums, payments, fees or other consideration or amounts due under all Restricted Third Party Reinsurance Agreements and Unassigned Third Party Reinsurance Agreements; (h) all Extra Contractual Obligations that arise out of the acts or omissions of the Company, its Affiliates or their respective directors, officers, employees, agents or representatives which acts or omissions occur (or in the case of omissions fail to occur) prior to the Closing Date or that arise out of the Company’s breach of the terms and conditions of this Agreement on or after the Closing Date; (i) any increase in the General Account Liabilities or decrease in Premiums caused by the Company unreasonably withholding approval or disapproving a Non-Guaranteed Element recommended by the Reinsurer under Section 2.3(a)(i) hereof; (j) any Excluded Items (as defined in the Purchase Agreement); and (k) any Taxes of the Company resulting from the transfers contemplated by this Agreement.

“SEC” shall mean the United States Securities and Exchange Commission.

“Security Trust Account” means a trust account established with a Trustee for the purpose of securing the Reinsurer’s obligations to the Company in accordance with Section 9.4 hereof.

“Security Trust Agreement” means the trust agreement governing the Security Trust Account, which shall be substantially in the form of Exhibit B hereto.

“Separate Account Annual Statement” means the Company’s 2002 separate account convention form statutory annual statement, together with all required schedules and supplements thereto, as filed with the Insurance Department of the State of Illinois.

“Separate Account Assets” means the assets held in the Separate Accounts equal to the Separate Account Liabilities as set forth on line 15 (total liabilities) of the Separate Account Annual Statement.

“Separate Account Liabilities” means those insurance liabilities that are reflected in the Separate Accounts and that relate to the Policies and Post-Closing Policies; provided, however, the Separate Account Liabilities shall not include any Retained Liabilities.

“Separate Account Receivables” means the aggregate amount owed by the Separate Accounts to the Company determined in accordance with Illinois SAP.

“Separate Account Reserves” means the reserves for Separate Account Liabilities, determined in accordance with Illinois SAP.

“Separate Account Revenues” means for all Policies and Post-Closing Policies issued in connection with the Separate Accounts, the net cash flows (including any change in the Separate Account Receivables) associated with the Separate Accounts, including, without limitation all (i) administrative expense and deposit charges deducted by the Company from the remittance of Premiums, asset charges collected, market value adjustments collected, back-end loadings collected and any other fees, charges or expenses under the Policies and Post-Closing Policies, (ii) revenues and fees received by the Company from fund managers under all participation agreements, advisory agreements and similar agreements or arrangements relating to the Separate Accounts and (iii) any other economic benefits arising out of or relating to the Separate Accounts; provided, however that Separate Account Revenues shall not include Premiums and Policy Loan Receivables.

“Separate Accounts” means the specific separate accounts of the Company identified in Schedule 1.1(F) hereto.

“Tax” (or “Taxes” as the context may require)  shall mean any federal, state, local or foreign net income, gross income, gross receipts, severance, property, production, sales, use, license, excise, franchise, employment, payroll, withholding, premium, alternative or add-on minimum, ad valorem, value-added, transfer, stamp, or environmental (including taxes under Section 59A of the Code) tax, or any other similar tax, customs duty, withholding, charge, fee, levy or other assessment, including any interest, penalty or addition imposed on such taxes by any Taxing Authority.

“Taxing Authority” shall mean any agency or political subdivision of any foreign, federal, state, local or municipal Government Entity with the authority to impose any Tax.

“Termination Date” shall mean the date on which this Agreement is terminated in accordance with the terms and conditions of Article XII hereof.

“Third Party Reinsurance Agreements” means the reinsurance agreements identified on Schedule  3.15(b) to the Purchase Agreement under which the Company has ceded liabilities to reinsurers with respect to the Policies.

“Transaction Agreement” shall have the meaning given to such term under the Purchase Agreement.

“Transferred Coinsurance Assets” means Other KILICO Assets,  Transferred Investment Assets and cash or cash equivalents having an aggregate Market Value equal to the amount as of the Closing Date of the General Account Reserves plus the Interest Maintenance Reserve less the General Account Receivables.  Under no circumstances shall the Transferred Coinsurance Assets include any part of the Separate Account Assets or KILICO Retained Investments.

“Transferred Investment Assets” shall have the meaning given to such term under the Purchase Agreement.

“Trustee” means a bank or trust company reasonably acceptable to the parties to this Agreement, which acts as trustee of a Security Trust Account pursuant to the terms and conditions of a Security Trust Agreement; provided, however, that such bank or trust company shall not be an Affiliate of the Reinsurer and shall (a) possess assets of at least $10 billion;  (b) be rated at least A1 by each of Moody’s Investors Services, Inc. and A+ by Standard & Poor’s Corporation; (c) be a bank or trust company that is a member of the Federal Reserve System of the United States of America; and (d) be a qualified United States financial institution as defined in Section 173.1(3)(B) of the Illinois Insurance Code.

“Unassigned Third Party Reinsurance Agreements” means any Third Party Reinsurance Agreement for which consent required from any party to such agreement was not obtained, on the same terms applicable to the Company.

“Underlying Fund” shall mean a management investment company registered with the SEC pursuant to the 1940 Act, or a series thereof, in which a Registered Separate Account invests to fund an investment option under a Registered Policy.

“Way Out Premium Taxes” means premium Taxes on the Policies payable upon annuitization under Applicable Law.

BASIS OF COINSURANCE, modified coinsurance AND BUSINESS COINSURED

Coinsurance and Modified Coinsurance.  Subject to the terms and conditions of this Agreement, the Company hereby cedes to the Reinsurer as of 12:01 a.m. Central Time on the Closing Date, and the Reinsurer hereby accepts and agrees to indemnity reinsure one hundred percent (100%) of the Reinsured Liabilities, with all General Account Liabilities included in the Reinsured Liabilities being reinsured on a coinsurance basis and all Separate Account Liabilities included in the Reinsured Liabilities being reinsured on a modified coinsurance basis.  This Agreement shall not continue or create any legal relationship whatsoever between the Reinsurer and Persons who own or are insured under the Policies and the Post-Closing Policies.  The reinsurance effected under this Agreement shall be maintained in force, without reduction, unless such reinsurance is terminated, reduced or recaptured as provided herein.

Reinstatements, Conversions and Exchanges.  Upon the reinstatement of any lapsed or surrendered Policy or Post-Closing Policy, or the issuance of any exchange or converted Policy or Post-Closing Policy, such Policy or Post-Closing Policy shall be automatically reinsured hereunder.  If the Company collects Premiums in arrears from a Policyholder of a reinstated Policy or Post-Closing Policy, the Company shall pay to the Reinsurer all Premiums so collected.

Certain Recommendations.

(wwwwwwww)

From and after the Closing Date and during the term of this Agreement, the Reinsurer may make recommendations to the Company with respect to

(1)

the Non-Guaranteed Elements of the Policies and the Post-Closing Policies;

(2)

the reserving methodology related to the Policies and the Post-Closing Policies (including changes required by Applicable Law, GAAP or Illinois SAP); and

(3)

with respect to those Policies and Post-Closing Policies that are issued in connection with the Separate Accounts, the addition or substitution of investment options to the extent permitted under the terms of such Policies and Post-Closing Policies (a “New Investment Option”).

(xxxxxxxx)

The Company shall set all Non-Guaranteed Elements, reserves and, as applicable, New Investment Options for the Policies and the Post-Closing Policies, taking into account the Reinsurer’s recommendations with respect to the setting of such items.  The Company shall, within a commercially reasonable period after receipt (which in no case shall exceed ten (10) Business Days for Non-Guaranteed Elements and Reserves and thirty (30) days for New Investment Options), provide the Reinsurer with written notice of the Company’s election to approve or disapprove the Reinsurer’s recommendations as to Non-Guaranteed Elements, reserves and New Investment Options which approval shall not be unreasonably withheld; provided, however, the Company shall be deemed to have unreasonably withheld its approval if it fails to approve the Reinsurer’s recommendations with respect to Non-Guaranteed Elements where, along with the recommendation, the Reinsurer has provided the Company with (i) a statement from the Reinsurer’s general counsel that such recommendation complies with Applicable Law and the terms of the applicable Policies or Post Closing Policies, and (ii) a statement from the Reinsurer’s chief actuary that such recommendation complies with ASOP No.1.  If the Company approves such recommendations, the Company shall, at the Reinsurer’s expense, use commercially reasonable efforts to effect the Reinsurer’s recommendations, including entering into new agreements with investment managers.

Reserves.  On and after the Closing Date, the Reinsurer shall establish and maintain as a liability on its statutory financial statements reserves for the Policies and the Post-Closing Policies ceded hereunder, calculated consistent with (a) Illinois SAP; and (b) otherwise in accordance with sound actuarial principles and any valuation bases and methods of determining reserves as provided in the forms of Policies and Post-Closing Policies.  The Reinsurer shall provide the Company, not less than annually, with copies of all actuarial opinions and actuarial memoranda and all reserve evaluations pertaining to the reserves for the Policies and Post-Closing Policies, including, without limitation, any actuarial opinions and reserve evaluations performed by independent actuaries, auditors or other outside consultants.  At the option of the Company, the Company may, at its own cost at any time following the Closing, examine the books and records with respect to the Policies and Post-Closing Policies maintained by the Reinsurer and review its reserve procedures.  If the results of such examination are not reasonably satisfactory to the Company, the Reinsurer shall obtain and deliver to the Company an actuarial opinion as to the adequacy of the reserves, produced by an independent actuary who is a member of the American Academy of Actuaries acceptable to the Company.  If such actuarial opinion reasonably indicates an inadequacy in the reserves or in the Reinsurer’s reserve procedures the Reinsurer shall be responsible for the cost and expense of such actuarial opinion and shall promptly adjust the amount of the reserves and implement appropriate changes to its reserve procedures.  If such actuarial opinion does not indicate an inadequacy in the reserves or the Reinsurer’s reserve procedures, the Company shall be responsible for the cost and expense of such actuarial opinion and the Reinsurer shall not be required to implement any adjustment in the amount of the reserves or any change in reserve procedures.

Separate Account Reserves.  The Company and the Reinsurer acknowledge and agree that the Separate Account Reserves will not be transferred to the Reinsurer in connection with the transaction contemplated under this Agreement and that the Company shall retain, maintain, control and own all Separate Account Assets and Separate Account Reserves.

Policy Changes or Reductions.  In the event of a change in the provisions or conditions of a Policy or a Post-Closing Policy or the assumptions and methods used to establish the General Account Reserves or the Separate Account Reserves, the Reinsurer shall share proportionately (i) on a 100% coinsurance basis, in any changes in the terms or conditions of any Policies or Post-Closing Policies or changes in the assumptions and methods used to establish the General Account Reserves and (ii) on a 100% modified coinsurance basis, in any changes in the terms or conditions of any Policies or Post-Closing Policies or changes in the assumptions and methods used to establish the Separate Account Reserves (provided, in each case, that such change is not in violation of Section 5.3 hereof), a corresponding change in the related coinsurance and appropriate cash adjustments shall be made consistent with the policy change rules of the Company.

TRANSFER OF ASSETS

Transfer of Assets at Closing and Balance Sheets.

Pursuant to the terms of the Purchase Agreement, on the Closing Date, the Company shall sell, assign and transfer to the Reinsurer the Transferred Coinsurance Assets minus the Ceding Commission pursuant to Section 2.3(g) of the Purchase Agreement and subject to a post closing adjustment pursuant to Section 2.4 of the Purchase Agreement.

Additional Consideration.   As additional consideration for Reinsurer entering into this Agreement, the Company hereby, transfers, conveys, assigns and delivers to the Reinsurer free and clear of all claims, liens, interests or encumbrances other than Permitted Encumbrances, the following items received by or on behalf of the Company after the Closing with respect to the Policies and Post-Closing Policies except to the extent such amounts are necessary to pay the Company’s obligations for Net Retained Liability under Restricted Third Party Reinsurance Agreements and Unassigned Third Party Reinsurance Agreements; provided, however, that the Company shall assign to the Reinsurer, Premiums, Premiums Receivables, Policy Loan Receivables and Reinsurance Recoverables with respect to Unassigned Third Party Reinsurance Agreements and Restricted Third Party Reinsurance Agreements only for the purpose of performing the Administrative Services set forth in Section 5.3(l) hereof:

(1)

Premiums;

(2)

Premiums Receivable;

(3)

Policy Loan Receivables;

(4)

Reinsurance Recoverables;

(5)

Agents Debit Balances;

(6)

Separate Account Revenues; and

(7)

all other fees, charges and amounts, including, without limitation, payments of policy loan principal and interest.

(yyyyyyyy)

The Company agrees to execute and deliver to the Reinsurer any further instruments or assurances that the Reinsurer may reasonably request for more effectual vesting of the Reinsurer’s right, title and interest in the items set forth in Section 3.2(a) above with the exception of Premiums for Policies and Post-Closing Policies covered by the Separate Accounts.  Such action shall include, without limitation, the Company’s execution and delivery of any financing statements reasonably requested by the Reinsurer to the extent that it may appear appropriate to the Reinsurer to file such financing statements under Article 9 of the Uniform Commercial Code.  However, (i) upon the expiration of the duration of this Agreement as set forth in Section 12.1 hereof, (ii) upon the occurrence of a Recapture Event, or (iii) in the event that it shall be determined in accordance with Article IX hereof that the Company is entitled to retain or receive the benefits of, or that the Reinsurer is not otherwise entitled to, the foregoing items set forth in Section 3.2(a) or any portion thereof, then the Reinsurer shall, at its expense and upon the request of the Company, execute and deliver to the Company any instruments or assurances that the Company may reasonably request to evidence the Company’s right, title and interest in any such items or portion thereof.  Such action shall include, without limitation, the Reinsurer’s execution and delivery to the Company of any proper instrument or instruments reasonably requested by the Company to the extent that it may appear appropriate to the Company (including Uniform Commercial Code termination statements) to evidence the foregoing.

(zzzzzzzz)

The Company will promptly endorse and remit to the Reinsurer any Premiums, loan repayments and other amounts under the Policies or Post Closing Policies received by the Company on or after the Closing Date.  The Company shall treat any such amounts as the property of the Reinsurer to be held for the sole benefit of the Reinsurer.

Ceding Commission.  For each Post-Closing Policy issued by the Company, the Reinsurer shall pay to the Company the Post-Closing Ceding Commission.

RESERVE ADJUSTMENTS AND ACCOUNTINGS

Modified Coinsurance Adjustment on Separate Account Business.  With respect to the Policies and Post-Closing Policies issued in connection with the Separate Accounts, if as of the month’s end reflected in a Monthly Accounting, the amount reflected on the Summary of Operations of the Company’s Annual Statement (or comparable successor NAIC annual statement blank), Line 26 (Net transfers to or (from) Separate Accounts) related to the Policies and the Post-Closing Policies is greater than the amount reflected on Line 8.1 (Income from fees associated with investment management, administration and contract guarantees from Separate Accounts) related to the Policies and Post-Closing Policies, the excess shall be credited by Reinsurer to the Company on the Monthly Accounting.  If the amount reflected on Line 8.1 related to the Policies and Post-Closing Policies is greater than the amount reflected on Line 26 related to the Policies and Post-Closing Policies, the excess shall be credited by the Company to the Reinsurer on the Monthly Accounting.

Monthly Accountings.  On a monthly basis, commencing with the month in which the Closing Date occurs, the Reinsurer shall provide the Company with a Monthly Accounting as of the end of each calendar month, no later than fifteen (15) Business Days after the end of such month; provided, however, that the Reinsurer shall deliver the final Monthly Accounting no later than fifteen (15) Business Days after the Termination Date; provided, further, that in the event that subsequent data or calculations require revision of the final Monthly Accounting, the required revision and any appropriate payments shall be made in cash by the parties five (5) Business Days after they mutually agree as to the appropriate revision.  The Reinsurer shall provide each Monthly Accounting in the form attached as  Exhibit D hereto.

Monthly Payments.  If a Monthly Accounting reflects a balance due the Company and/or the Security Trust Account, if applicable, the amount(s) shown as due shall be paid within five (5) Business Days of the delivery of the Monthly Accounting.  If (a) a Monthly Accounting reflects a balance due the Reinsurer or the Security Trust Account, if applicable, and (b) the Company does not object to the Monthly Accounting within five (5) Business Days of its delivery, the amount(s) shown as due shall be paid within five (5) Business Days after the date on which the Monthly Accounting was delivered.  Any dispute over any amount shown on a Monthly Accounting that cannot be amicably resolved by the parties shall be resolved pursuant to the procedures set forth in Article X.

Delayed Payments.  If there is a delayed settlement of any payment due hereunder, interest will accrue on such payment at the Interest Rate.  For purposes of this Section 4.4, a payment will be considered overdue, and such interest will begin to accrue, on the date which is five (5) Business Days after the date such payment is due.

Offset Rights.  Any debts or credits incurred on and after the Closing Date in favor of or against either the Company or Reinsurer with respect to this Agreement are deemed mutual debts or credits, as the case may be, and shall be set off, and only the balance shall be allowed or paid.

POLICY and separate account ADMINISTRATION

Appointment and Acceptance of Appointment.  Except as expressly provided herein, or unless specifically required by Applicable Law, the Company hereby appoints the Reinsurer, on an exclusive basis and (except as otherwise provided in section 5.25 with respect to the duration of the Destinations Services) for the period specified in Section 5.19 hereof, to provide (a) administrative services with respect to (i) the Policies and Post-Closing Policies and (ii) the Separate Accounts, in each case, as of the Closing Date, including, without limitation, the administrative services specified in Section 5.3 hereof (collectively, the “Administrative Services”), (b) with respect to the BOLI Contracts the services specified in Section 5.24 hereof as of the Closing Date, (collectively the “BOLI Services”); and (c) the Destinations Services as of the Closing Date, and the Reinsurer hereby accepts such appointment and agrees to perform or cause to be performed such Administrative Services, BOLI Services and Destinations Services.

Notification of Policyholders.  The Reinsurer agrees to send to all Policyholders and Producers a written notice, prepared by the Reinsurer and reasonably acceptable to the Company, advising that the Reinsurer has been appointed by the Company to provide the Administrative Services.  The Reinsurer shall send such notice, by first class U.S. mail, at its own expense, within thirty (30) calendar days following the Closing Date.

Administrative Services.  From and after the Closing Date, the Reinsurer agrees to perform all Administrative Services and is authorized to do so in the name (subject to Section 5.13 hereof and Section 5.8 of the Purchase Agreement) or on behalf of the Company where appropriate; provided, however, that its performance of the Administrative Services shall comply with, and be subject in all events to, all Applicable Laws, the terms and conditions of the Policies and Post-Closing Policies and the provisions of all actuarial, rating or other filings with Governmental Entities relating to the Policies and Post-Closing Policies made by or on behalf of the Company; provided, further, that in the case of all Administrative Services which constitute Legally Required Company Actions, the Reinsurer shall comply with Section 5.6.  Except for Legally Required Company Actions, Retained Liabilities or unless specifically provided for in this Agreement, the Company shall not be obligated to provide any services and agrees not to take any actions, relating to the Policies, Post-Closing Policies or the Separate Accounts.  The Administrative Services include, without limitation, the following:

(aaaaaaaaa)

preparing and mailing all necessary and appropriate Policyholder statements, reports and communications including, without limitation, (i) Premium notices to Policyholders at a reasonable time in advance of applicable due dates; (ii) advance notice of potential lapse of the Policyholder’s coverage; (iii) in force reprojections as requested by a Policyholder; (iv) annual policy statements;  (v) confirmation statements;  (vi) lapse notices; and (vii) illustrations for Post-Closing Policies;

(bbbbbbbbb)

collecting Premiums, loan repayments and loan interest and other amounts due under the Policies and Post-Closing Policies, including but not limited to such amounts paid through Producers and other persons or institutions that receive remittances with respect to the Policies and Post-Closing Policies;

(ccccccccc)

receiving, processing, investigating and evaluating Claims filed by or on behalf of Policyholders, paying such Claims in accordance with the terms and conditions of the Policies and Post-Closing Policies and Applicable Law or proposing, in accordance with the terms and conditions of Policies and Post-Closing Policies and Applicable Law to deny such Claims, in whole or part, (i) within  a reasonable time after receipt of all documentation reasonably required to evaluate Claims relating to the general account portion of a Policy or Post Closing Policy, and (ii) within the time period specified in the applicable contract with respect to Claims for withdrawals from the Separate Account under a Policy or Post-Closing Policy, or, in the case of either clause (i) or (ii) above, within any shorter time period required by Applicable Law; provided, however, that the Reinsurer may make such further investigation of the Claim as may be necessary or appropriate under Applicable Law;

(ddddddddd)

providing claimants and as permitted by Applicable Law, representatives of Policyholders with written notice of approval or disapproval of Claims, including, in the case of disapproval, a specific explanation of the reasons for the denial of the Claim as required by Applicable Law, and discharging other contractual obligations under the Policies and Post-Closing Policies;

(eeeeeeeee)

providing usual and customary services for Policyholders, including, without limitation, processing loans and loan requests under the Policies and Post-Closing Policies, providing information concerning the Policies and Post-Closing Policies, and processing assignments, waivers of premium, transfers, non-forfeitures, lapses, reinstatements, cancellations, conversions or other changes provided for under the Policies and Post-Closing Policies;

(fffffffff)

processing all necessary Policyholder Tax reporting, customer notifications and collection in connection with the Policies and Post-Closing Policies and the Separate Accounts, including, without limitation, (i) the preparation of all Form 1099s and compliance with any and all applicable withholding and Tax reporting requirements of the Tax laws in connection with payments of benefits and any other amounts due under the Policies and Post-Closing Policies; (ii) notifications to customers concerning Tax matters together with available options; and (iii) administration and testing of the Policies and Post-Closing Policies to assure compliance with all applicable Tax requirements including, but not limited to, Sections 101(f), 817, 7702 and 7702A of the Code; provided, however, such administration and testing obligation is not intended to limit Reinsurer’s indemnification rights under Section 6.3(a)(iv) of the Purchase Agreement for any Loss in connection with or arising from any breach of any representations or warranties under Section 3.17(c)(v or vi) of the Purchase Agreement;

(ggggggggg)

complying with any and all Applicable Laws that are material with respect to the Administrative Services; provided, however, the Reinsurer’s obligations with respect to all statutory insurance reporting requirements and tax filing requirements shall be governed by Section 5.6;

(hhhhhhhhh)

calculating and paying all Commissions to Producers entitled thereto, if any;

(iiiiiiiii)

with respect to the Policies and Post-Closing Policies, providing to the Company all information necessary to comply with any and all withholding and Tax reporting requirements of the Tax laws in connection therewith;

(jjjjjjjjj)

monitoring and complying, as applicable, with all applicable licensing requirements relating to the Reinsurer, appointing Producers for the Policies and Post-Closing Policies as required by Applicable Law and monitoring the performance and licensing of all Producers with respect to the Policies and Post-Closing Policies to the extent required by Applicable Law;

(kkkkkkkkk)

terminating a Producer’s authority and agreements with such Producers with respect to the Policies and Post-Closing Policies;

(lllllllll)

preparing all accounting and actuarial information related to the Policies and Post-Closing Policies and the Separate Accounts that is necessary for the Company to timely meet Illinois SAP, Tax, or GAAP accounting requirements (other than discretionary calculations under GAAP), including, but not limited to, preparation of quarterly and annual financial statement data in a format mutually agreed to by the parties, for the Company to prepare the Company’s Illinois SAP and GAAP financial statements and delivery of such data in a form usable by the Company within thirty (30) calendar days after the end of each calendar quarter or year, as applicable;

(mmmmmmmmm)

administering all Restricted Third Party Reinsurance Agreements and Unassigned Third Party Reinsurance Agreements including, without limitation, taking all steps necessary to maintain such reinsurance coverage, paying all reinsurance premiums, collecting all reinsurance recoverables due the Company thereunder and enforcing all rights of the Company under the Restricted Third Party Reinsurance Agreements and Unassigned Third Party Reinsurance Agreements;

(nnnnnnnnn)

providing the Company with all accountings and other information pursuant to the terms of this Agreement;

(ooooooooo)

maintaining the Company’s current (i.e., as of Closing) rate and form filings for the Policies and Post-Closing Policies with Governmental Entities; provided, however, that the Reinsurer shall have the authority to make changes to the Company’s rates or forms in accordance with Section 5.8;

(ppppppppp)

making recommendations to the Company with respect to (i) the Non-Guaranteed Elements of the Policies and Post-Closing Policies;  (ii) the reserving methodology related to the Policies and Post-Closing Policies (including changes required by Applicable Law, GAAP or Illinois SAP) and (iii) a New Investment Option;

(qqqqqqqqq)

handling all regulatory compliance and market conduct matters in  accordance with Section 5.18;

(rrrrrrrrr)

performing all services and functions set forth in Section 5.4 hereto;

(sssssssss)

subject to prior review and consent by the Company and to the provisions of Section 5.4 hereto, complying with Securities and Exchange Commission filing and other regulatory requirements applicable to those Policies and Post-Closing Policies which are registered products;

(ttttttttt)

consulting with the Company and providing all financial, accounting and other data reasonably requested by the Company (i) regarding cash flow testing for the Policies and Post-Closing Policies subject to the Coinsurance Agreement; and (ii) establishing the recommended Non-Guaranteed Elements;

(uuuuuuuuu)

maintaining a post office box or other commercially reasonable alternative for the purpose of receiving and collecting correspondence related to the administration of the Policies and Post-Closing Policies;

(vvvvvvvvv)

fulfilling all escheat filing responsibilities to any Governmental Entity or other Person relating to the Policies and Post-Closing Policies;

(wwwwwwwww)

managing all investments in the Company’s non-unitized separate accounts;

(xxxxxxxxx)

responding to Policyholder complaints relating to Policies and Post-Closing Policies in accordance with Applicable Laws;

(yyyyyyyyy)

with respect to the Separate Accounts that are not Registered Separate Accounts to the extent they relate to the Policies, updating and finalizing disclosure documents and related materials for distribution to high net worth customers.

Services With Respect to Registered Separate Accounts and Registered Policies.

(zzzzzzzzz)

Legal Compliance.  The Reinsurer shall perform all services necessary to maintain the compliance in all material respects of the Registered Policies and the operations of the Registered Separate Accounts to the extent they relate to such Registered Policies with applicable securities law requirements until termination of the Administrative Services pursuant to Section 5.20 of this Agreement.  This obligation shall not include the following services, which shall be the responsibility of the Company:

(1)

The preparation of annual audited financial statements of the Registered Separate Accounts of the Company;

(2)

The preparation and filing with the SEC of quarterly and annual reports as required under the 1934 Act;

(3)

The preparation and filing with the SEC of an annual report on Form N-SAR with respect to each Registered Separate Account, in accordance with 30a-1 under the 1940 Act;

(4)

The preparation and filing with the SEC of an annual notice of securities sold on Form 24F-2 with respect to each Registered Separate Account, in accordance with Rule 24f-2 under the 1940 Act.

(aaaaaaaaaa)

Additional Services Relating to Legal Compliance.

(1)

Subject to the consent of the Company, which will not be unreasonably withheld, the Reinsurer, on behalf of the Company, shall prepare and file such post-effective amendments and supplements to the registration statements for the Registered Policies and Registered Separate Accounts to the extent they relate to such policies, as may be necessary to keep such registration statements in effect and current for such periods as such filings are required under Applicable Law or then current SEC written interpretation.  Subject to the consent of the Company, which shall not be unreasonably withheld, the Reinsurer, on behalf of the Company, may respond to any SEC comment on such post-effective amendments and supplements.  Where a filing is required under Applicable Law to be signed by an officer or director of the Company, the Company shall cooperate in a timely manner in obtaining such person's signature.  The Reinsurer shall provide the Company with such information as the signatory may reasonably require to confirm that the filing is accurate and complete in all material respects.  The Company shall provide the Reinsurer such information regarding the Registered Separate Accounts to the extent they do not relate to the Registered Policies as is required to be included in any such filing.  The Company shall certify to the Reinsurer the accuracy of such information.

(2)

The Reinsurer shall provide the Company with such reports and information concerning the Administrative Services as may be reasonably required to enable the Company to prepare and file the following reports and notices with the SEC for such periods as such filings are required under applicable law or then current SEC written interpretations:

An annual report on Form N-SAR with respect to each Registered Separate Account, in accordance with 30a-1 under the 1940 Act.

An annual notice of securities sold on Form 24F-2 with respect to each Registered Separate Account, in accordance with Rule 24f-2 under the 1940 Act.  If a registration fee is required to be paid to the SEC with a Form 24F-2 notice, pursuant to Rule 24f-2 under the 1940 Act, the Reinsurer shall pay a share of such fee equal to the ratio of net unit sales of such Registered Separate Account attributable to Registered Policies divided by the total net unit sales of such Registered Separate Account.

SEC quarterly and annual reports with respect to the Company as required under the 1934 Act.

(3)

To the extent the Reinsurer initiates a change in the Registered Policies or Registered Separate Accounts to the extent permitted under this Section 5.4, or otherwise deems it necessary or appropriate, the Reinsurer shall at its own expense prepare an SEC exemptive application, no-action letter or other regulatory filing necessary to reflect or implement such change.

(4)

Subject to the oversight and control of the Company, the Reinsurer shall establish and maintain Disclosure Controls and Procedures with respect to the Administrative Services.  The Reinsurer shall cooperate with the Company in implementing such Disclosure Controls and Procedures.  The Reinsurer shall provide the Company with reasonable access to its personnel, books and records, and such other information as the Company may deem necessary to enable its designated officers to evaluate the effectiveness of such Disclosure Controls and Procedures in accordance with Rule 30a-2(b)(4)(ii) under the 1940 Act, with respect to the Registered Separate Accounts, and Rule 13a-15(b) under the 1934 Act, with respect to the Company.  In addition, the Reinsurer shall provide the Company with such other reports and information concerning the Administrative Services as may be necessary for the designated officers of the Company to certify the Registered Separate Accounts’ Form N-SAR filings as required by Rule 30a-2 under the 1940 Act and to certify the Company's Forms 10-K and 10-Q filings as required by Rule 13a-4 under the 1934 Act.  Thirty (30) days after the end of each calendar quarter the Reinsurer shall provide the Company with a certification of its compliance with the then applicable Disclosure Controls and Procedures.

(5)

The Reinsurer shall provide any legal support services needed to carry out its responsibilities under this Agreement with respect to the Registered Policies and the Registered Separate Accounts to the extent they relate to the Registered Policies.  The Reinsurer shall handle, or cooperate with the Company in handling, any regulatory compliance matters relating to the Registered Policies or the Registered Separate Accounts to the extent they relate to the Registered Policies arising from or relating to events after the Closing Date, including without limitation responses to any regulatory inspection or any regulatory inquiry relating to transactions arising after the effective date of this Agreement.

(6)

Subject to the oversight of the Company, the Reinsurer shall establish and maintain compliance procedures to monitor that the Administrative Services are provided in compliance in all material respects with applicable provisions of the securities laws and the Code.  The Reinsurer shall take prompt steps to correct any material errors or deficiencies found through such procedures or otherwise.  The Reinsurer shall certify to the Company quarterly in writing that it has complied in all material respects with these requirements.

(7)

The Reinsurer shall process complaints relating to Registered Policies in accordance with Applicable Law.  The Reinsurer shall maintain logs and other records of such complaints and the disposition thereof as required under Applicable Law.  The Reinsurer shall investigate and resolve such complaints promptly.  The Reinsurer shall promptly notify the distributor of the Registered Policies of any complaint relating to such Policies.  The Reinsurer shall cooperate with the distributor in the investigation and resolution of such complaints.

(bbbbbbbbbb)

Accounting.

(1)

The Reinsurer shall prepare and maintain full and accurate accounting records and process accounting transactions relating to the Registered Policies, including transactions of the Registered Separate Accounts relating to the Registered Policies, in accordance with GAAP.

(2)

The Reinsurer shall prepare and maintain all books and records required to be maintained by the Registered Separate Accounts with respect to the Registered Policies under Applicable Law, including without limitation Section 31 of the 1940 Act and applicable rules thereunder.  The Reinsurer shall keep such records for the periods required under Applicable Law.  Such records shall be the property of the Company and the Reinsurer shall provide such records to the Company promptly upon request in accordance with Rule 31a-3 under the 1940 Act.

(3)

The Reinsurer shall calculate policy values, benefits and unit values with respect to the Registered Policies in accordance with the terms of the Registered Policies, the then current prospectuses for the Registered Policies, and Applicable Law.

(4)

The Reinsurer shall provide the Company with such reports and other information relating to the Administrative Services as may be reasonably necessary to enable the Company to prepare quarterly and annual financial statements for the Company and annual statements for the Registered Separate Accounts, all in accordance with GAAP.

(5)

The Reinsurer shall cooperate with the Company and the independent auditors selected by the Company in their conduct of the annual audit of the financial statements of the Company and the Registered Separate Accounts.  The Reinsurer shall provide the auditors with access to the books and records maintained hereunder and with such other information as the auditors may deem relevant to the audit.  The Reinsurer shall bear such portion of the cost of the audit of the Registered Separate Accounts as the Reinsurer and the Company may agree.

(6)

The Reinsurer shall provide the Company with such information as the Company's Audit Committee may reasonably deem necessary to determine whether an auditing firm is "independent" under applicable securities law.

(cccccccccc)

Relationship with the Underlying Funds.

(1)

The Reinsurer shall be responsible for servicing and maintaining relationships with the Underlying Funds with respect to the Registered Policies.  The Reinsurer may discontinue the purchase of shares of an Underlying Fund for one or more classes of Registered Policies as permitted under and in accordance with Applicable Law and the terms of the affected Registered Policies.  However, the Reinsurer may not terminate a Registered Separate Account's relationship with an Underlying Fund without the Company's consent, (which will not be unreasonably withheld) unless Registered Policies are the only policies offered through such Registered Separate Account for which such Underlying Fund funds an investment option.

(2)

Subject to the consent of the Company, which will not be unreasonably withheld, the Reinsurer may (a) substitute shares of  new or existing Underlying Funds for the shares of one or more of the Underlying Funds attributable to investment under Registered Policies; or (b) combine, or eliminate subaccounts of the Registered Separate Accounts attributable to investment under Registered Policies.  Any such transaction shall be effected as permitted and in accordance with applicable law and the terms of the affected Registered Policies.  The Company shall cooperate in effecting such changes.

(3)

In administering the Registered Policies, the Reinsurer shall have the power to exercise the Company’s rights under the participation agreements and any service or other agreement between the Company and the Funds, their advisers, or any other affiliate governing transactions with respect to the Registered Policies (the “Fund Agreements”).  Among other things, the Reinsurer is authorized to aggregate and place orders to purchase and redeem Underlying Fund shares as necessary to effectuate the instructions of Policyholders and to pay benefits under the Registered Policies.

(4)

The Company shall cooperate with the Reinsurer so as to enable the Reinsurer to receive separate notification of the Underlying Funds' net asset value per share, distributions, and other information necessary for the administration of the Registered Policies, at the times and in the manner that such notification is to be provided to the Company under the participation agreements.

(5)

Any fees due the Company from the Underlying Funds or any affiliate under the Fund Agreements in connection with investment by Registered Separate Accounts attributable to Registered Policies shall be paid to the Reinsurer.

(6)

The Reinsurer shall monitor compliance by the Underlying Funds with provisions of the Code relating to variable life insurance policies and variable annuity contracts.  The Reinsurer shall notify the Company promptly upon receiving notice of any deficiency in Code compliance by an Underlying Fund.

(dddddddddd)

Policyholder Servicing.

(1)

The Reinsurer shall deliver to Policyholders prospectuses and statements of additional information for Registered Policies and Underlying Funds, as required under the Registered Policies and Applicable Law.

(2)

The Reinsurer shall forward to Policyholders proxy statements, periodic reports, and other communications from the Underlying Funds.  Periodic reports of the Underlying Funds shall be delivered in accordance with Rule 30e-2 under the 1940 Act.

(3)

The Reinsurer shall provide for personnel and equipment to provide personal contact and communications with Policyholders and beneficiaries of Registered Policies.  All such personnel shall have appropriate insurance and securities licenses, as necessary.

(4)

The Reinsurer shall provide a toll free number which Policyholders and beneficiaries of Registered Policies may call for information.

(5)

The Reinsurer shall process claims and premium payments and implement Policyholder instructions as to allocation of premiums and policy values and the exercise of rights under the Registered Policies.

(6)

The Reinsurer shall have the power to exercise the Company’s rights under contracts with custodians, transfer agents and others with respect to the Registered Policies and the Registered Separate Accounts to the extent they relate to the administration of the Registered Policies.

(7)

Notwithstanding any other provision of this Agreement, the Reinsurer shall process premium payments, claims and other transactions under Registered Policies in accordance with the relevant Registered Policy, Applicable Law, and the then current prospectus and/or statement of additional information for such Policy, as it may be amended from time to time.

(eeeeeeeeee)

Sales and Distribution Compliance.

(1)

The Reinsurer shall cooperate with the distributor for the Registered Policies in the performance of its duties.  The Reinsurer shall provide such reports reasonably requested by the distributor as may be necessary for the distributor to carry out its duties and comply with its regulatory responsibilities.

(2)

The Reinsurer, on behalf of the distributor, shall prepare and send to Policyholders confirmations of transactions under Registered Policies and periodic statements, in compliance with and to the extent required by Rule 10b-10 under the Securities and Exchange Act of 1934, as amended.

(3)

Subject to Section 5.23 hereof, the Reinsurer may arrange for an Affiliate appropriately registered with the Securities and Exchange Commission as a broker-dealer to provide any of the foregoing services, to the extent that such service may only be provided by a registered broker-dealer or a registered representative of such a broker-dealer.

(4)

The Reinsurer shall separately account for any commission payable with respect to the Registered Policies and shall pay such commissions, on behalf of the distributor, in accordance with Applicable Law and SEC interpretations.

Claims Review and Litigation.

(ffffffffff)

In accordance with procedures agreed to from time to time by the Company and the Reinsurer, the Reinsurer shall promptly notify the Company if it proposes to deny any Claim under the Policies or Post-Closing Policies.  If the Company requests additional information concerning such a Claim, the Reinsurer shall promptly provide the Company with a copy of its Claim file and any other information concerning the Claim reasonably requested in writing by the Company.

(gggggggggg)

The Reinsurer shall immediately notify the Company in writing of any litigation that has been instituted or threatened in writing with respect to (i) any denied Claim or any claim-handling regardless of whether the Claim was paid or denied; or (ii) any other matter relating to a Policy or Post-Closing Policy or the Reinsurer’s administration thereof.  Such notice shall include a report summarizing the nature of the threatened or pending litigation, the alleged actions or omissions giving rise to such litigation or threatened litigation and copies of any files that the Company may reasonably require in order to review such litigation.

(hhhhhhhhhh)

The Reinsurer shall sue or defend, at its own expense and in the name of the Company when necessary (subject to Section 5.13 hereof), any action brought upon a Policy or Post-Closing Policy; provided, however, the Reinsurer’s defense of any such action shall not affect its indemnification rights under the Purchase Agreement, nor limit the Company’s rights under the indemnification provisions of the Purchase Agreement to participate or associate in such defense.  The Reinsurer shall make recommendations to and consult with the Company concerning its litigation strategy or settlement plans with respect to any such action.  The Company shall have the right, at its own expense, to engage its own separate legal representation in any litigation in which the Company is a named party; provided, however, that the Reinsurer shall exercise control and direction over litigation defended pursuant to this Section 5.5(c) and shall have the authority to settle or consent to judgment in any such litigation subject to obtaining the Company’s prior consent, which consent shall not be unreasonably withheld.  Notwithstanding the foregoing, the Reinsurer shall have the authority to settle or consent to judgment in any litigation without the Company’s consent if (i)  all settlement amounts with respect thereto are Reinsured Liabilities; (ii) the settlement or judgment does not impose equitable remedies on the Company or involve any restriction or condition which could reasonably be expected to have a material adverse effect on the Company or its Affiliates or on any business of the Company or its Affiliates; and (iii) the Reinsurer obtains a complete release of, or a dismissal with prejudice of claims, against the Company with respect to such litigation.

(iiiiiiiiii)

Reinsurer shall promptly notify the Company of Claims made under the Policies or Post Closing Policies that involve Retained Liabilities. The parties shall mutually agree on an appropriate response to any Claims under the Policies or Post Post-Closing Policies that involve both Retained Liabilities and Reinsured Liabilities and hereby agree to cooperate and coordinate in resolving any and all such Claims.  Notwithstanding anything in this Agreement to the contrary, without the Company’s prior written consent, the Reinsurer shall not pay any portion of or settle any Claim involving Retained Liabilities or admit liability on the part of the Company with respect to such Claim.

Legally Required Company Actions.  The Reinsurer will give the Company timely notice of any Legally Required Company Actions, including, without limitation, filings with insurance regulators, other Governmental Entities and guaranty associations and filings and premium and other Tax returns with taxing authorities, which, in each case, relate to the Policies and Post-Closing Policies, and the Separate Accounts.  The Reinsurer will, reasonably prior to the date on which such filings are required, provide to the Company all information with respect to the Policies and Post-Closing Policies and the Separate Accounts that may be required for the Company to prepare such filings and Tax returns in a timely fashion.  However, all such information necessary for the preparation of any federal or state income Tax return will be provided no later than May 31st following the end of the taxable year.  In addition, the Reinsurer will be responsible for complying with all applicable reporting, withholding and disclosure requirements under the Code and state and local Tax laws with respect to the Policies and Post-Closing Policies and the Separate Accounts, and the Company will cooperate with the Reinsurer to the extent necessary to allow the Reinsurer to fulfill its responsibilities.

Power of Attorney.  Subject to the provisions of Section 5.5(c) of this Agreement regarding the handling of claims involving Retained Liabilities and consistent with the terms, limitations and restrictions of this Agreement, the Company does hereby appoint and name the Reinsurer, acting through its authorized officers and employees, as the Company's lawful attorney in fact with respect to the rights, duties, privileges and obligations of the Company and the Separate Account(s), respectively, relating to the Policies and Post-Closing Policies, (i) to do any and all lawful acts that the Company and the Separate Account(s) might have done with respect to the Policies and Post-Closing Policies, and (ii) to proceed by all lawful means (A) to perform any and all of the Company’s obligations under the Policies and Post-Closing Policies, (B) to enforce any right and defend against any liability arising under the Policies and Post-Closing Policies on or after the Closing Date, (C) to sue or defend (in the name of the Company, when necessary) any action arising under the Policies and Post-Closing Policies on or after the Closing Date, (D) to collect any and all sums due or payable to the Company under the Policies and Post-Closing Policies and to quit and release for same, (E) to collect any and all Premiums due or payable under the Policies and Post-Closing Policies through any automatic charge authorizations or otherwise of persons who own or hold Policies and Post-Closing Policies, (F) to sign (in the Company’s name, when necessary) vouchers, receipts, releases and other papers in connection with any of the foregoing matters, (G) to request rate and form changes for the Policies and Post-Closing Policies pursuant to Section 5.8 hereof, (H) to undertake the necessary duties in connection with payment of Commissions in connection with the Policies and Post-Closing Policies and Destinations Annuity Contracts; (I) to manage the investments in the Company’s non-unitized separate accounts; and (J) to do everything lawful in connection with the satisfaction of the Reinsurer's obligations and the exercise of its rights under this Agreement.

Subsequent Rate and Form Filings.  Subject to the Company’s rights as set forth in Section 5.6 hereof, Reinsurer shall have the authority to make filings with applicable insurance regulatory authorities, in the name of and on behalf of the Company, to (i) apply for increases in the premium rates that may be charged for the Policies and Post-Policies from time to time and make related amendments to the applicable policy forms including, without limitation, applications, endorsements and riders; provided that a copy of the generic rate increase and related generic policy form filing shall be delivered to the Company at least ten (10) Business Days in advance of the date that Reinsurer begins making state specific filings; provided, further, that Reinsurer shall deliver copies of rate increase and related policy form filings it made with state regulatory authorities promptly upon the request of the Company; and (ii) apply for other amendments to the applicable Policy and Post-Closing Policy forms including applications, endorsements and riders, provided that Reinsurer shall deliver copies of policy form filings it made with state regulatory authorities promptly upon the request of the Company.  The Company shall cooperate with the Reinsurer, at the Reinsurer’s expense, in seeking approval of any reasonable filing made pursuant to this Section 5.8.

Policy Changes or Reserve Assumption Changes.  Except as provided in Sections 2.3 and 5.8, neither the Company nor the Reinsurer shall make any changes to the Company’s policy forms, including, without limitation, withdrawing or terminating a policy form, or assumptions and methods used to establish the General Account Reserves or Separate Account Reserves except with the express written consent of the other party (which consent shall not be unreasonably withheld) or if the changes are required by Applicable Law.

Bank Accounts.  During the term of this Agreement, the Reinsurer may establish and maintain accounts with banking institutions to provide the Administrative Services for the Policies and Post-Closing Policies (the “Bank Accounts”).  To the extent such Bank Accounts are established, the Reinsurer shall have the exclusive authority over the Bank Accounts including, without limitation, the exclusive authority to (i) open the Bank Accounts in the name of the Company, (ii) designate the authorized signatories on the Bank Accounts, (iii) issue drafts on and make deposits in the Bank Accounts in the name of the Company, and (iv) make withdrawals from the Bank Accounts, in every instance solely to provide the Administrative Services.  The Company shall do all things necessary to (A) enable and authorize the Reinsurer to use the Company’s existing accounts and lock boxes with respect to the Policies and Post-Closing Policies and (B) to enable the Reinsurer to open and maintain the Bank Accounts including, without limitation, executing and delivering such depository resolutions and other documents as may be requested form time to time by the banking institutions.  The Company agrees that without the Reinsurer's prior written consent it shall not make any changes to the authorized signatories on the Bank Accounts nor attempt to withdraw any funds therefrom.

Compensation.

(jjjjjjjjjj)

Administrative Services.  The Reinsurer’s compensation for all Administrative Services provided by the Reinsurer to the Company shall be included in the consideration paid by the Company to the Reinsurer pursuant to Section 3.1 hereof and the Company shall not be obligated to pay any additional consideration to the Reinsurer for such services.

(kkkkkkkkkk)

BOLI Services.

(1)

In consideration for the Reinsurer’s performance of the BOLI Services, the Company hereby agrees to pay to the Reinsurer the BOLI Revenues plus any BOLI DAC Tax Credits.  The Company will promptly endorse, if applicable, and remit to the Reinsurer any BOLI Revenues and BOLI DAC Tax Credits received by the Company on or after the Closing Date.  The Company shall treat such amounts as the property of the Reinsurer to held for the sole benefit of the Reinsurer.

(2)

All BOLI DAC Tax Credits for the quarter, along with any BOLI Revenues the Company has received directly during such quarter, shall be paid by the Company to the Reinsurer within thirty (30) days after the end of the quarter.  Any delayed payment by the Company shall be treated in accordance with Section 4.4 hereof.  Any dispute over any such amounts that cannot be amicably resolved by the parties shall be resolved pursuant to the procedures set forth in Article X.

(3)

After the date hereof, the Company shall not without the Reinsurer’s consent, which consent shall not be unreasonably withheld, terminate or make any material amendment to a BOLI Contract or BOLI Business Agreement that would affect the BOLI Revenues.  Further, the Company shall not without the Reinsurer’s consent, which shall not be unreasonably withheld, enter into any new agreements that would affect the applicable corresponding percentage set forth next to each BOLI Contract on Schedule 1.1(A).

(4)

The Company represents and warrants to the Reinsurer that Schedule 1.1 (BOLI Business Agreements) and Schedule 1.1(A) (BOLI Contracts) are complete and accurate in all material respects as of the date hereof.

(llllllllll)

Destinations Services.

(1)

In consideration for the Reinsurer’s performance of the Destinations Services, the Company shall pay to the Reinsurer an amount equal (i) to the actual costs incurred by the Reinsurer in its performance of the Destinations Services (the “Destinations Service Costs”) plus (ii) an amount equal to ten percent (10%) of the Destinations Service Costs.

(2)

The Reinsurer shall send the Company a monthly invoice for the amounts set forth in Section 5.11(c)(i).  The Company shall pay the amount shown on each such invoice within thirty (30) days of its delivery to the Company.  Any delayed payment by the Company shall be treated in accordance with Section 4.4 hereof.  Any dispute over any amount shown on such invoice that cannot be amicably resolved by the parties shall be resolved pursuant to the procedures set forth in Article X.

Standards.  The Reinsurer acknowledges that the performance of the Administrative Services including, but not limited to, all reporting obligations to the Company and Policyholders required by this Agreement, in an accurate and timely manner is of critical importance to the Company.  The Reinsurer agrees to perform the Administrative Services with the skill, diligence and expertise commonly expected from experienced and qualified personnel performing such duties and in conformance with industry standards and Applicable Law.  The Reinsurer further agrees to adhere to any written guidelines and procedures regarding Administrative Services as may reasonably be agreed to by the parties from time to time.  Without limiting the generality of the foregoing, the Reinsurer shall administer and service the Policies and Post-Closing Policies and Separate Accounts in a manner that provides a commercially reasonable level of service, including standards of IT automation, adheres to all Applicable Laws, the terms and conditions of the Policies and Post-Closing Policies, Separate Accounts, and the provisions of all actuarial, rating or other filings with Governmental Entities relating to the Policies and Post-Closing Policies and Separate Accounts, as applicable, made by the Company prior to the Closing Date or by the Company or the Reinsurer on the Company’s behalf at any time prior to or after the Closing Date.

Agreements Regarding Use of the Company’s Name.

(mmmmmmmmmm)

The parties shall abide by and adhere to, in all respects, the provisions of section 5.8 of the Purchase Agreement. In addition, the Company hereby grants Reinsurer a limited, non-exclusive,  terminable, revocable,  royalty-free license, during the term that the Company is performing any of the Administrative Services, BOLI Services or Destinations Services, with no right to sublicense or assign without the Company's express written consent, for Reinsurer to display and refer to the Company's name and trademark ("Company Mark") as may be necessary or appropriate for Reinsurer to perform the Administrative Services, the BOLI Services and Destinations Services.

(nnnnnnnnnn)

It is acknowledged that the Company Mark indicates to the public that the products and services provided under the Company Mark are of commercially consistent quality and standards.    Reinsurer shall use the Company Mark at a level of quality at least as high as that established prior to the date of this Agreement.  Reinsurer shall comply with all applicable marking statutes and shall, where appropriate, designate the Company Mark as registered.  Reinsurer may also use its own marks in connection with the limited license grant to the Company Mark. Reinsurer agrees to furnish Company an example of each use of the Company Mark upon written request of Company, and Company, acting reasonably, shall have the right to disapprove such use and require Reinsurer to cease or revise such use.

(oooooooooo)

All rights in the Company Mark other than those specifically licensed to Reinsurer herein are reserved to the Company for all purposes, and nothing herein set forth shall be deemed to be an assignment, transfer or conveyance by Company to Reinsurer of any right, title, proprietorship, goodwill or interest in or to the Company Mark.  Except as otherwise provided under Section 5.8 of the Purchase Agreement, Reinsurer shall not acquire any other rights of any kind in the Company’s trade names, trademarks, product name or marks by the use authorized in this Section 5.13.

(pppppppppp)

Reinsurer shall cease to use the Company Mark and any similar or derivative markings, in any manner immediately upon the termination of the Reinsurer’s performance of the Administrative Services.  Company shall have the right to terminate this license immediately if Reinsurer is in material breach of a representation or warranty under this Agreement.

Books and Records.

(qqqqqqqqqq)

For the duration of this Agreement, the Reinsurer shall maintain, in machine readable format and at a location selected by the Reinsurer and reasonably acceptable to the Company, books and records of all transactions pertaining to the Policies and Post-Closing Policies and the Separate Accounts, including, but not limited to, any Claims and litigation files submitted or generated in respect of the Policies and Post-Closing Policies and any documents relating thereto, any communications relating to any Policy or Post-Closing Policy, any communication with any Governmental Entity, complaint logs and all data used by the Reinsurer in the performance of services required under this Agreement.  These books and records shall be maintained (i) in accordance with prudent standards of insurance record-keeping and any and all Applicable Laws; and (ii) in a format no less accessible than the format in which such books and records are maintained by the Company or its designee immediately prior to the Closing Date.  All such books and records pertaining to a Policy or Post-Closing Policy, including those generated by the Reinsurer after the Closing Date, shall continue to be owned by the Company and shall be made available to the Company, its auditors or other designees, upon reasonable written notice, during normal business hours for review, inspection, examination and reproduction at Company’s sole expense.  Upon any termination of this Agreement, all books and records pertaining to Policies and Post-Closing Policies shall be delivered, in an orderly and timely manner, to the Company or such other person or entity as the Company shall designate in writing.  All books and records and other information pertaining to Policyholders shall be maintained and processed by the Reinsurer with due and careful regard for the Policyholder’s rights of confidentiality.

(rrrrrrrrrr)

The Reinsurer shall back up all of its computer files used in the performance of Administrative Services in a commercially reasonable manner.

(ssssssssss)

The Reinsurer shall maintain facilities and procedures as required by Applicable Law for safekeeping all records used in the performance of Administrative Services.

(tttttttttt)

The Reinsurer shall maintain all books and records required to be maintained pursuant to this Section 5.14 in accordance with Applicable Law and all applicable provisions of the Purchase Agreement and this Agreement and, in any event, until such time as the Company gives written permission for their destruction which (i) with respect to a given Policy, Post-Closing Policy or Separate Account shall not be unreasonably withheld if the Policy or Post-Closing Policy to which such books and records relate has been expired for longer than three (3) years; (ii) with respect to books and records relating to Taxes, shall not be unreasonably withheld if all applicable statutes of limitations under applicable Tax laws have expired and  (iii) with respect to copies of books and records relating to the Company upon the termination of this Agreement, after delivering the books and records to the Company or such other person or entity as the Company shall have designated in writing pursuant to section 5.14(a) hereof, shall not be unreasonably withheld.

Capacity.  The Reinsurer shall at all times during the term of this Agreement keep, maintain or subcontract for (as permitted by Section 5.23) sufficient personnel, appropriately trained, and obtain and maintain all material licenses, authorizations, permits and qualifications from Governmental Entities under Applicable Laws (including, if required, an independent adjuster license or third party administrator license) as necessary to perform the Administrative Services in the manner required by this Agreement.

Inability to Perform Services.  In the event that the Reinsurer shall be unable to perform services as required by this Agreement for any reason for a period that can reasonably be expected to exceed five (5) Business Days, the Reinsurer shall provide notice to the Company of its inability to perform the services and shall cooperate with the Company in obtaining an alternative means of providing such services.  The Reinsurer will be responsible for all costs incurred in restoring services.

Errors.  The Reinsurer shall, at its own expense, correct any errors in Administrative Services caused by it within a reasonable time after receiving notice thereof from the Company or other Person.  With respect to the Policies and Post-Closing Policies, this obligation includes, without limitation, reimbursement to the Separate Accounts and the management investment companies underlying that account for any dilution or other adverse effect due to transactions made effective as of an earlier date, commonly referred to as “breakage.”

Regulatory Matters:  Responsibilities of the Reinsurer.  On and after the Closing Date, the Reinsurer, on behalf of the Company, shall be responsible for all state insurance department and, subject to prior review and approval by the Company, federal and state securities law filings (including, but not limited to, filings of riders and amendments), compliance with all regulatory requirements and the taking of all required actions with respect to Governmental Entities relating to the Policies and Post-Closing Policies and the Separate Accounts; provided, however, the Reinsurer shall have no obligation or liability with respect to any such matter to the extent such matter involves Retained Liabilities; provided further, to the extent that any such matter involves Retained Liabilities and Reinsured Liabilities, the Company and the Reinsurer shall cooperate in good faith to resolve such matter in a mutually satisfactory manner and shall act reasonably in light of the parties’ respective interests in the matter at issue.  Nevertheless, if the Company or the Reinsurer receive notice of, or otherwise become aware of any inquiry, investigation, examination, audit or proceeding by Governmental Entities, relating to the Policies and Post-Closing Policies, or the Separate Accounts, the Company or the Reinsurer, as applicable, shall promptly notify the other party thereof, whereupon the parties shall cooperate in good faith to resolve such matter in a mutually satisfactory manner and shall act reasonably in light of the parties’ respective interests in the matter at issue.  Notwithstanding the immediately preceding sentence, the Reinsurer shall not be relieved or discharged from any liability or obligation which it has incurred or assumed in connection with such matter under the terms of this Agreement or any of the Purchase Agreement, this Agreement or other Transaction Agreements.  Notwithstanding the provisions of this Section 5.18, the Reinsurer’s responsibilities with respect to Legally Required Company Actions shall be governed by Section 5.6 of this Agreement.

Duration.  The Reinsurer’s performance of the Administrative Services and the BOLI Services shall commence on the Closing Date and shall continue until it is terminated under Section 5.20.

Termination.  (a)  Subject to the provisions regarding survivability set forth in Section 5.24 hereof, the Reinsurer’s performance of the Administrative Services or BOLI Services shall terminate:

(1)

at any time upon the mutual written consent of the parties hereto, which writing shall state the effective date of termination;

(2)

automatically upon the recapture of the Policies and Post-Closing Policies by the Company pursuant to Section 9.5 of this Agreement;

(3)

with respect to the Administrative Services, automatically at such time as none of the Policies or Post-Closing Policies remains in force and no further Administrative Services in respect of the Policies, Post-Closing Policies and the Separate Accounts are required; or

(4)

at the option of the Company, upon written notice to the Reinsurer, on the occurrence of any of the following events:

Reinsurer becomes subject to dissolution, supervisory liquidation, conservation, rehabilitation, bankruptcy, statutory reorganization, receivership, compulsory composition, or similar proceedings in any jurisdiction, or if creditors of Reinsurer take over its management, or if Reinsurer otherwise enters into any arrangement with creditors, or makes an assignment for the benefit of creditors, or if any significant part of Reinsurer’s undertakings or property is impounded or confiscated by action of any Governmental Entity; or

there is a material breach by the Reinsurer of this Agreement regarding the Administrative Services or the BOLI Services, as applicable, that is not cured by the Reinsurer within thirty (30) days of receipt of written notice from the Company of such breach or act; provided, however, if such material breach is not curable within such thirty (30) day period, the Company may not terminate the Reinsurer’s performance of the Administrative Services or BOLI Services, as applicable, if the Reinsurer has, within such thirty (30) day period, provided the Company with a detailed, written description of the Reinsurer’s good faith plan to cure such material breach; provided further, if such material breach is not cured within a commercially reasonable period of time following the Reinsurer’s delivery to the Company of such plan, the Company may terminate the Reinsurer’s performance of the Administrative Services or BOLI Services, as applicable;

any liability policy or bond required pursuant to Section 5.21 of this Agreement is canceled, terminated or substantially revised and not replaced by the Reinsurer in a commercially reasonable period; or

the Reinsurer is unable to perform the Administrative Services or BOLI Services, as applicable, for a period of thirty (30) consecutive days for any reason.

(uuuuuuuuuu)

Upon termination of the Reinsurer’s performance of the Administrative Services subject to subsections (i), (ii) or (iv) of Section 5.20(a) of this Agreement, the BOLI Services and the Destinations Services shall be terminated at the Company’s option.  Notwithstanding anything else stated herein, the termination of the BOLI Services shall in no way affect the Company’s rights with respect to the continued receipt of the BOLI Revenues and BOLI DAC Tax Credit as contemplated by Section 5.11.

(vvvvvvvvvv)

Following any termination of the Administrative Services or the BOLI Services, as applicable, other than under Section 5.20(a)(iii) with respect to the Administrative Services, the Reinsurer shall cooperate fully with the Company in effecting, in an orderly and timely manner, the transfer of the Administrative Services or BOLI Services, as applicable, and all books and records maintained by the Reinsurer pursuant to Section 5.14 hereof or other applicable provisions of the Purchase Agreement or Transaction Agreements (or, where appropriate, copies thereof) to the Company or the Company’s designee, so that the Company or its designee will be able to perform the services required under this Agreement without interruption following any such termination.  Following any termination of the Destinations Services, the Reinsurer shall cooperate fully with the Company in effecting, at the Company’s cost and expense and in a commercially reasonable time frame, the transfer of the Destinations Services and all books and records maintained by the Reinsurer pursuant to Section 5.14 hereof or other applicable provisions of the Purchase Agreement or Transaction Agreements (or, where appropriate, copies thereof) to the Company or the Company’s designee, so that the Company or its designee will be able to perform the services required under this Agreement without interruption following any such termination, provided, however, that the Company’s obligation to compensate the Reinsurer for such costs and expenses shall be limited to the Reinsurer’s actual out of pocket costs and expenses.

(wwwwwwwwww)

Upon termination of the Reinsurer’s performance of the Administrative Services or BOLI Services, as applicable, pursuant to subsection (a)(iv)(A), (a)(iv)(B), (a)(iv)(C) or (a)(iv)(D) of this Section 5.20, the Reinsurer shall be obligated to reimburse the Company for any and all reasonable costs and expenses incurred by the Company directly or indirectly as a result of such termination, including but not limited to costs and expenses reasonably incurred in the performance of the Administrative Services for the Policies, Post-Closing Policies, Separate Accounts and performance of the BOLI Services.  The Reinsurer shall effect all reimbursements required to be made under this Section 5.20(c) within thirty (30) calendar days of the Company’s written request therefor.

(xxxxxxxxxx)

Notwithstanding anything else stated herein, the Reinsurer’s obligation shall be solely to perform (i) the Administrative Services in respect of the Policies and Post-Closing Policies, (ii) the BOLI Services in respect of the BOLI Contracts and (iii) the Destinations Services in respect of the Destinations Annuity Contracts.  At the time a Policy or Post-Closing Policy is assumed by the Reinsurer and becomes a novated Policy thereunder, the Reinsurer’s obligation to perform the Administrative Services shall immediately terminate in respect of such novated Policy.

Insurance.

(yyyyyyyyyy)

Liability Insurance.  The Reinsurer shall maintain errors and omissions liability coverages with limits in commercially prudent amounts, to cover any loss arising as a result of any real or alleged negligence, errors or omissions on the part of the Reinsurer’s officers, agents or employees in any aspect of the performance of Administrative Services under this Agreement.

(zzzzzzzzzz)

Fidelity Bond.  The Reinsurer shall maintain fidelity bond coverage in a commercially prudent bond amount to cover any loss due to the misdeeds of the Reinsurer’s officers, employees or agents in any aspect of the performance of Administrative Services under this Agreement.

(aaaaaaaaaaa)

Qualifying Insurers.  The Reinsurer  shall obtain the coverages specified in Sections 5.21(a) and 5.21(b) hereof from insurers having an A.M. Best Company rating of at least A-, a Standard & Poor’s Corporation insurer financial strength rating of at least BBB+ and/or a Moody’s Investors Services, Inc. claims-paying ability rating of at least Baa1.  In the event that the ratings of an insurer which has issued one or more of the coverages specified in Sections 5.21(a) and 5.21(b) are downgraded so that such insurer would no longer qualify to issue such coverage under the provisions of the preceding sentence, the Reinsurer shall promptly obtain replacement coverage from another insurer that so qualifies.

Limited Authority.  The Company and the Reinsurer are not partners or joint venturers, and no employee or agent of either party shall be considered an employee or agent of the other.  The Reinsurer’s authority shall be limited to that which is expressly stated in this Agreement.

Subcontracting.  The Reinsurer may not subcontract for the performance of any Administrative Services that the Reinsurer is to provide hereunder without prior written approval by the Company, which approval shall not be unreasonably withheld; provided, however, without obtaining the consent of the Company, the Reinsurer shall be permitted to subcontract for the performance of any Administrative Service with (i) an Affiliate of the Reinsurer or (ii) any Person that is performing such services as a subcontractor for the Company as of the date hereof, so long as Reinsurer notifies the Company of such subcontract on or prior to the effective date thereof and the Reinsurer continues to retain full responsibility to the Company for the satisfactory completion, pursuant to this Agreement, of the duties so delegated.

BOLI Services.  From and after the Closing Date, the Reinsurer agrees to perform all BOLI Services and is authorized to do so in the name (subject to Section 5.13 hereof and Section 5.8 of the Purchase Agreement) or on behalf of the Company where appropriate; provided, however, that its performance of the BOLI Services shall (a) be provided in a manner that is not inconsistent with the applicable terms and conditions of the BOLI Business Agreements and (b) comply with, and be subject in all events to, all Applicable Laws, the terms and conditions of the BOLI Contracts the Company previously provided to the Reinsurer with respect to the applicable BOLI Services, and the provisions of all actuarial, rating or other filings with Governmental Entities relating to the BOLI Contracts made by or on behalf of the Company; provided, further, that in the case of all BOLI Services which constitute Legally Required Company Actions, the Reinsurer shall comply with Section 5.6.  Notwithstanding the foregoing or anything else stated herein, including, without limitation Section 5.12: (i) Reinsurer shall not be obligated to perform any service with respect to the BOLI Services other than those services that the Company is consistently performing as of the Closing Date, (ii) Reinsurer shall not be obligated to meet any service standards with respect to the BOLI Services beyond those service standards that the Company is consistently meeting as of the Closing Date; and (iii) the Reinsurer shall have no liability or obligation whatsoever to the Company to the extent that the Reinsurer’s failure to perform the BOLI Services is a result of the failure of Bancorp (as defined below), BFP (as defined below), ZBF (as defined below), ZC Resource LLC, Zurich Centre Group LLC, ZIBB (as defined below), Zurich Insurance Company, State Street Bank and Trust Company, Zurich Scudder Investments, Inc., Goldman Sachs Asset Management, BlackRock Financial Management, Inc., Salomon Brothers Asset Management, Inc., Fidelity Management Trust Company, Benefit Finance Securities, LLC, BFP Securities, LLC (“BFPS”), Wachovia Securities, Inc. Old Kent Insurance Group KeyCorp Insurance Agency USA Inc., KeyCorp Insurance Agency USA Inc., KeyCorp Insurance Agency USA Inc., William J. Lynch, Wheat Insurance Services, Inc., First Union Mortgage Corporation, First Union Insurance Agency of FL, Inc., Old York Agency, Inc., First Union Insurance Agency of NC, Inc., Bancorp Services, LLC, Zurich Capital Markets Securities Inc. Investors Brokerage Services, Inc., Federal Kemper Life Assurance Company, ESB Bank, Goldman Sachs Asset Management and Zurich Insurance Company, AIG Global Investment Corp. and Zurich Insurance Company, Morgan Stanley, Peoples, Inc., Precision Castparts Corp., Provident Bank of Maryland, Liberty Federal Bank, Washington Mutual Bank, Allegiant Bank, US Trust Bank, Old Kent Bank, Hudson River Bancorp, Inc., St. Paul Federal Bank for Savings, Parker Hannifin Corporation, Catskill Savings Bank, FirstBancorp, Inc., Marshall & Ilsley Corporation, F.N.B. Corporation, Mercantile Bank, Harris Bankcorp, Harris Trust and Savings Bank, KeyCorp, Centier Bank, BFP Securities, LLC, Charter One Bank, F.S.B., Charter One Financial, Inc. and its affiliates, Morgan Stanley & Co. Incorporated or The Nottingham Management Company to provide Reinsurer with any reporting or other service that such party is contractually obligated to provide to  Company as of the Closing Date.  Subject to the preceding sentence, the BOLI Services include, without limitation, the following:

(bbbbbbbbbbb)

preparing all accounting and actuarial information related to the BOLI Contracts directly received or developed by the Reinsurer or provided to the Reinsurer by ZBF, Bancorp or BFP, necessary to timely meet Illinois SAP, Tax, or GAAP accounting requirements, including, but not limited to, preparation of quarterly and annual financial statement data in a format mutually agreed to by the parties as necessary for inclusion in the Company’s Illinois SAP and GAAP financial statements and delivery of such data in a form usable by the Company within thirty (30) calendar days after the end of each calendar quarter or year, as applicable;

(ccccccccccc)

coordinating the provision of all required information to Zurich Insurance Company, Bermuda branch office (“ZIBB”) regarding the mortality reinsurance of the BOLI Contracts and related financial reporting to ensure consistency in treatment and reporting between the Company and ZIBB and cooperate with Zurich Financial Services’ auditors;

(ddddddddddd)

maintaining all of the books and records for the KILICO Variable Series I Separate Account and providing the Company all information necessary to be able to prepare both the statutory accounting reports that require separate account financial information and the annual audited financials for the KILICO Variable Series I Separate Account;

(eeeeeeeeeee)

performing necessary calculations, processing and where appropriate initiating all wire transfers related to the BOLI Contracts for death benefits, death benefit adjustments, cost of insurance related redemptions, asset-based charge redemptions, partial withdrawals, premium rescissions, loans, income assignments, total surrenders and/or exchanges based upon instructions from the holder of a BOLI Contract, Bancorp Services, LLC (“Bancorp”), Benefit Finance Partners, LLC (“BFP”) and/or Zurich Benefit Finance LLC (“ZBF”);

(fffffffffff)

allocating all net premiums from the Company’s general account to the KILICO Variable Series I Separate Account divisions based upon instructions from the holder of a BOLI Contract and/or ZBF, Bancorp or BFP;

(ggggggggggg)

allocating all mortality experience credits from the Company’s general account to the KILICO Variable Series I Separate Account divisions as directed by ZBF, ZIBB and based upon instructions from the holder of a BOLI Contract and/or Bancorp or BFP;

(hhhhhhhhhhh)

allocating all DAC expense credits from the Company’s general account to the KILICO Variable Series I Separate Account divisions based upon instructions from the holder of a BOLI Contract and/or ZBF, Bancorp or BFP;

(iiiiiiiiiii)

reallocating all Investment Value among the KILICO Variable Series I Separate Account divisions based upon instructions from the holder of a BOLI Contract and/or ZBF, Bancorp or BFP and, if involving an SVP Division, as approved by ZIBB;

(jjjjjjjjjjj)

providing advance notification to all investment managers regarding significant redemptions/purchases of the KILICO Variable Series I Separate Account divisions in accordance with terms of any existing investment management agreements, participation agreements or operational guidelines based on instructions from ZBF, Bancorp or BFP;

(kkkkkkkkkkk)

in conjunction with ZBF, BFP, Bancorp, Benefit Finance Securities, LLC and BFPS, handling all regulatory compliance and market conduct matters in accordance with Section 5.18;

(lllllllllll)

appointing Producers for the BOLI Contracts as required by Applicable Law (initial licensing support and renewals/appointments) in states where the Company is licensed and BOLI Contracts are approved for sale, as directed by BFP, BFPS and/or ZBF;

(mmmmmmmmmmm)

in conjunction with ZBF, BFP, BFPS and Bancorp, supporting all aspects of the Company’s Electronic Delivery Program for holders of BOLI Contracts (electronic delivery of Private Placement Memorandums, Addendums, prospectuses and annual or semi-annual reports for any underlying insurance dedicated registered investment fund held by a division of the KILICO Variable Series I Separate Account and any other offering related materials); and

(nnnnnnnnnnn)

providing to the Company, in respect of the BOLI Contracts, each of the services to be performed by the Reinsurer in respect of the Policies and Post-Closing Policies under sections 5.6, 5.10, 5.12, 5.13, 5.14, 5.15, 5.16, 5.17, 5.18, , 5.21, 5.22 and 5.23.

Destinations Services.  During the Destinations Service Period, the Reinsurer hereby agrees to provide to the Company in respect of the Destinations Annuity Contracts each of the services to be performed by the Reinsurer in respect of the Policies under Sections 5.2, 5.3, 5.4, 5.5, 5.6, 5.7 (to the extent applicable), 5.10, 5.12, 5.13, 5.14, 5.15, 5.16, 5.17, 5.18, 5.21, 5.22 and 5.23 hereof.  Notwithstanding anything else stated herein, the Reinsurer shall have no obligation to perform any of the Destinations Services after the Destinations Services Period has ended.

Survival.  The provisions of Sections 5.14, 5.20(b), 5.21 and 5.22 shall survive the termination of this Agreement.

OVERSIGHTS

Oversights.  Inadvertent delays, errors or omissions made in connection with this Agreement or any transaction hereunder shall not relieve either party from any liability which would have attached had such delay, error or omission not occurred, provided always that such error or omission is rectified as soon as possible after discovery, and provided that the party making such error or omission or is otherwise responsible for such delay shall be responsible for any additional liability which attaches as a result.

DUTY OF COOPERATION and other agreements

Cooperation.  Each party hereto shall cooperate fully with the other in all reasonable respects in order to accomplish the objectives of this Agreement.

Third Party Reinsurance Agreements.  The Company shall use its commercially reasonable efforts to obtain prior to the Closing Date the consent of third parties to the Third Party Reinsurance Agreements to novate and assign the Third Party Reinsurance Agreements to the Reinsurer.  From and after the Closing Date, the Company and Reinsurer shall use their commercially reasonable efforts to obtain such consent.  Prior to the Closing the Company shall use its commercially reasonable efforts to amend each Restricted Third Party Reinsurance Agreement to delete the applicable restriction or prohibition on ceding and after the Closing the Company and the Reinsurer shall use their commercially reasonable efforts to obtain such consents.  As between the Reinsurer and the Company, the Reinsurer shall have the sole benefit of, and right to collect all reinsurance recoveries under, the Assigned Third Party Reinsurance Agreements.  As between the Reinsurer and the Company, the Reinsurer shall be at risk for the collection of all recoveries under the Assigned Third Party Reinsurance Agreements with no recourse against the Company.

Option for Assumption Reinsurance.  From time to time, the Reinsurer may, at its sole option, elect to novate certain or all of the Policies and Post-Closing Policies by assumption reinsurance.  Reinsurer shall promptly notify the Company prior to pursuing any such a novation and the Reinsurer shall be solely and exclusively responsible for the costs and expenses of such assumption reinsurance and novation.  Notwithstanding the foregoing, the Reinsurer shall have no obligation to seek such a novation.

DAC TAX

Election.

(ooooooooooo)

Each of the Company and the Reinsurer hereby makes the election contemplated by Section 1.848-2(g)(8) of the Income Tax Regulations with respect to this Agreement.  Each of the Company and the Reinsurer (i) agrees that such election is effective for the taxable year of each party that includes the Closing Date and for all subsequent years during which this Agreement remains in effect and (ii) warrants that it will take no action to revoke the election.

(ppppppppppp)

Pursuant to Section 1.848-2(g)(8) of the Income Tax Regulations, each of the Company and the Reinsurer hereby agrees (i) to attach a schedule to its federal income tax return for its first taxable year ending on or after the Closing Date that identifies this Agreement as a reinsurance agreement for which the joint election under Section 1.848-2(g)(8) has been made, (ii) that the party with net positive consideration, as defined in Section 1.848-2(f)(2) of the Income Tax Regulations thereunder, for this Agreement for each taxable year will capitalize its specified policy acquisition expenses with respect to this Agreement without regard to the general deductions limitation of Section 848(c)(1) of the Code, and (iii) to exchange information pertaining to the amount of net consideration, as defined in Section 1.848-2(f) of the Income Tax Regulations thereunder, under this Agreement each year to ensure consistency.  The Reinsurer shall prepare, execute and submit to the Company for execution duplicate copies of the schedule described in the preceding sentence as soon as possible after the Closing Date, and on or before May 1 each year thereafter.  The Company shall execute the copies and return one of them to the Reinsurer within thirty (30) days of the Company’s receipt of such copies.

Separate Account DAC Tax Reimbursement.

(qqqqqqqqqqq)

On a quarterly basis, the Reinsurer shall reimburse the Company for the DAC taxes incurred with respect to Premiums received with respect to the Separate Accounts portion of the Policies.  Each quarterly DAC tax reimbursement shall be equal to the product obtained by multiplying (i) the DAC Tax Factor (defined below) by (ii) the net consideration earned by the Company during such quarter with respect to the Separate Account portion of the Policies that are subject to the provisions of Section 848 of the Code, and the related Treasury Regulations.

(rrrrrrrrrrr)

For purposes hereof, the “DAC Tax Factor” shall mean (i) 0.185% for “annuity contracts,” (ii) 0.217% for “group life contracts,” and (iii) 0.814% for specified insurance contracts which are not “annuities” or “group life contracts,” in each case, as such terms are defined in Section 848 of the Code.  The Company and the Reinsurer mutually agree to prospectively adjust the DAC Tax Factor to reflect any changes in the Federal income tax rate applicable to the Company or changes to Section 848 of the Code or to the related Treasury Regulations.

INDEMNIFICATION

Reinsurer’s Obligation to Indemnify.  Without limiting any of the provisions of Article II hereof, the Reinsurer hereby agrees to indemnify, defend and hold harmless the Company, its Affiliates and their respective stockholders, directors, officers, employees, representatives (excluding the Producers), Affiliates, successors and permitted assigns (collectively, the “Company Indemnified Parties”) from and against all Losses asserted against, imposed upon or incurred by any Company Indemnified Party in connection with or arising from: (i) the Reinsured Liabilities; (ii) any breach or nonfulfillment by Reinsurer of, or any failure by Reinsurer to perform, any of the covenants, terms or conditions of, or any duties or obligations under, this Agreement; (iii) the Company’s actions taken at the written recommendation or direction of the Reinsurer, including to the extent the Company has complied with the terms of Section 2.3, the Reinsurer’s recommendations pursuant to Section 2.3 hereof; (iv) any failure of the Separate Accounts to comply with Applicable Law to the extent caused by the Reinsurer’s actions or omissions; (v) any fraud, theft or embezzlement by officers, employees or agents of the Reinsurer affecting the Policies, Post-Closing Policies, BOLI Contracts, Destinations Annuity Contracts or the Separate Accounts during the term of this Agreement; and (vi) any enforcement of this indemnity; provided, however, that with respect to the reinsurance provided under this Agreement, the indemnification procedures set forth in the Purchase Agreement shall not apply.

Company’s Obligation to Indemnify.  The Company hereby agrees to indemnify, defend and hold harmless the Reinsurer, its Affiliates, and their respective stockholders, directors, officers, employees, representatives (excluding the Producers), successors and permitted assigns (collectively, the “Reinsurer Indemnified Parties”) from and against all Losses asserted against, imposed upon or incurred by any Reinsurer Indemnified Party in connection with or arising from: (i) the Retained Liabilities; (ii) any Net Retained Liability; (iii) any breach or nonfulfillment by the Company of, or any failure by the Company to perform, any of the covenants, terms or conditions of, or any duties or obligations under, this Agreement; (iv) any fraud, theft or embezzlement by officers, employees or agents of the Company affecting the Policies, Post-Closing Policies, BOLI Contracts, Destinations Annuity Contracts or Separate Accounts during the term of this Agreement; (v) any failure of the Separate Accounts to comply with Applicable Law to the extent caused by the Company’s actions or omissions; (vi) the Reinsurer’s actions taken with respect to Administrative Services, BOLI Services or Destinations Services at the Company’s written direction to the extent the Reinsurer has complied with such direction; (vii) breach or infringement by the Reinsurer, the Company or the Subsidiaries (as that term is defined the Purchase Agreement) of any third party's intellectual property rights with respect to such intellectual property used by the Reinsurer, the Company or their respective Affiliates immediately prior to the Closing Date and arising from Reinsurer’s use of such intellectual property to provide the Destinations Services; and (viii) any enforcement of this indemnity.

Certain Definitions and Procedures.  For purposes of this Article X, “Loss” or “Losses” shall have the meaning set forth in the Purchase Agreement.  In the event either Reinsurer or the Company shall have a claim for indemnity against the other party under the terms of this Agreement, the parties shall follow the procedures set forth in Sections 9.3, 9.4 and 9.5 of the Purchase Agreement; provided, however, that with respect to the reinsurance provided under this Agreement, the indemnification procedures at forth in the Purchase Agreement shall not apply.

Security Trust Account.

(sssssssssss)

Security Trust Account.

(1)

Establishment of the Security Trust Account.  On the Closing Date, the Reinsurer shall execute the Security Trust Agreement and deposit into an account with the Trustee (the “Security Trust Account”), naming the Company as the sole beneficiary thereof, assets having a Market Value in an amount no less than the Required Balance, for the purpose of securing the Reinsured Liabilities other than the Separate Account Liabilities under the Policies and Post Closing Policies.  The Security Trust Agreement shall be substantially in the form of Exhibit B hereto.  The Reinsurer shall establish and maintain investment guidelines applicable to the assets maintained in the Security Trust Account consistent with the terms of Section 5.24 of the Purchase Agreement.

(2)

Trust Assets.  The assets held in the Security Trust Account shall at all times be Permitted Assets (as defined below); provided, however that after an Event of Default, such investments shall consist solely of cash and securities listed by the Securities Valuation Office of the National Association of Insurance Commissioners that are authorized investments and admitted assets under the insurance laws in the Company’s state of domicile and that are not issued by the Company or any of its Affiliates, or by the Reinsurer or any of its Affiliates; provided that Reinsurer shall have ten (10) Business Days after such Event of Default to cause Permitted Assets in the Security Trust Account to satisfy the requirements of this sentence.  Such assets held in the Security Trust Account may be invested in accordance with the Reinsurer’s investment directions.  The aggregate Market Value of the assets held in the Security Trust Account shall at all times be at least equal to the Required Balance.  As long as the Security Trust Agreement remains in force, the Reinsurer shall calculate the Required Balance as of the last day of each calendar quarter and report the amount of the Required Balance to the Company and the Trustee within thirty (30) days after the end of such quarter.  In connection with such calculation, the Company shall direct the Trustee to pay to the Reinsurer any amounts in the Security Trust Account which exceed the Required Balance, and Reinsurer shall promptly deposit such additional Permitted Assets as may be necessary to increase the Market Value of the Security Trust Account assets to the Required Balance.  The form and duration of assets to be held in the Security Trust Account shall be appropriate in light of the Reinsured Liabilities other than the Separate Account Liabilities under the Policies and Post Closing Policies.  Prior to delivering any assets for deposit into the Security Trust Account, the Reinsurer shall execute assignments or endorsements in blank of all of the Reinsurer’s right, title and interest in such assets (according to procedures set forth in the Security Trust Agreement), so that the Company, or the Trustee upon the Company’s direction, may whenever necessary negotiate title to any such assets without consent or signature from the Reinsurer or any other entity.  The Reinsurer's books and records with regard to the Permitted Assets (as defined below) maintained in the Security Trust Account shall be made available to the Company, its auditors or other designees, upon reasonable written notice, during normal business hours for review, inspection, examination and reproduction at the Company's sole expense.  “Permitted Assets” means (i) cash (United States legal tender), certificates of deposit (issued by a United States bank and payable in United States legal tender), and investments of the types permitted by the Illinois Insurance Code or any combination of the above, provided that such investments (A) are issued by an institution that is not the parent, a subsidiary or an affiliate of either the grantor or the beneficiary of the Security Trust Account and (B) are consistent with the investment guidelines established and maintained by the Reinsurer consistent with the terms of Section 5.24 of the Purchase Agreement and as in effect from time to time during the term of this Agreement.

(3)

Permitted Withdrawals.  The Company may withdraw assets from the Security Trust Account at any time and from time to time, notwithstanding any other provisions of the Purchase Agreement, this Agreement or any other Transaction Agreement (and such assets may be utilized and applied by the Company, or any successor by operation of law of the Company, including, without limitation, any liquidator, rehabilitator, receiver or conservator of the Company, without diminution because of insolvency on the part of the Company or Reinsurer) only for one or more of the following purposes:

to pay or reimburse the Company for any Reinsured Liabilities other than the Separate Account Liabilities under the Policies and Post Closing Policies paid by the Company to the extent not paid by the Reinsurer when due;

to make payent to the Reinsurer of any amounts that exceed the Required Balance; or

to pay any other amounts that are due to the Company under this Agreement to the extent not paid directly to the Company by the Reinsurer when due.

(4)

Termination of the Security Trust Account.  When the Reinsurer’s calculation of the Required Balance as provided in Section 9.4(a)(ii) shows a Required Balance of $400,000,000 or less, and if there has not been an Event of Default, the Reinsurer and Company shall direct the Trustee to transfer to the Reinsurer all assets in the Security Trust Account, and the Security Trust Account shall then terminate.

(ttttttttttt)

Events of Default.  From and after the Closing Date and while there are any outstanding liabilities or obligations arising out of the Policies and Post-Closing Policies reinsured under this Agreement, any of the following occurrences shall constitute an event of default (individually or collectively, as the context indicates, an “Event of Default”):

(1)

the Reinsurer ceases to maintain any of (A) an A.M. Best Company rating of at least B++ (or its equivalent), (B) a Standard & Poor’s Corporation insurer financial strength rating of at least BBB- (or its equivalent), and (C) a Moody’s Investors Services, Inc. claims paying ability rating of at least Baa3 (or its equivalent); or

(2)

the Reinsurer fails to maintain a ratio of (i) Total Adjusted Capital (as defined in the Risk-Based Capital (RBC) Model Act or in the rules and procedures prescribed by the NAIC with respect thereto, in each case as in effect as of December 31 of the year immediately preceding) to (ii) the Company Action Level RBC (as defined in the Risk-Based Capital (RBC) Model Act or in the rules and procedures prescribed by the NAIC with respect thereto, in each case as in effect as of December 31 of the year immediately preceding) of at least 185 percent; or

(3)

unless already cured pursuant to Section 13.13 of this Agreement, (A) the Reinsurer ceases to be licensed as a life insurer or ceases to qualify as an accredited reinsurer in a particular jurisdiction under circumstances that would cause the Company to be denied credit for reinsurance ceded hereunder on the financial statements filed by the Company in said jurisdiction, or (B) the Company is denied credit for reinsurance ceded hereunder on the financial statements filed by the Company in any jurisdiction; or

(4)

a petition for insolvency, rehabilitation, conservation, supervision, liquidation or similar proceeding is filed by or against the Reinsurer or its statutory representative in any jurisdiction.

Upon occurrence of any Event of Default, if the Security Trust Account established pursuant to Section 9.4(a)(i) has terminated pursuant to Section 9.4(a)(iv), Reinsurer shall execute a new Security Trust Agreement and deposit into an account with the Trustee, naming the Company as the sole beneficiary thereof, assets having a Market Value in an amount no less than the Required Balance at that time, for the purpose of securing the Reinsured Liabilities other than the Separate Account Liabilities under the Policies and Post Closing Policies.  The Security Trust Agreement shall be substantially in the form of Exhibit B hereto, except that Section 5(a) of the Security Trust Agreement attached as Exhibit B shall not be a part of a Security Trust Agreement executed pursuant to this provision.

(uuuuuuuuuuu)

Notice to The Company.  The Reinsurer shall provide the Company with:

(1)

written notice of any downgrade in the Reinsurer’s A. M. Best Company rating or its Standard & Poor’s Corporation insurer financial strength rating or its Moody’s Investors Services, Inc. claims-paying ability rating within three (3) Business Days after the Reinsurer’s receipt of notice of such adjustment;

(2)

a written report of the calculation of the Reinsurer’s Total Adjusted Capital and Authorized Control Level RBC (based on the Risk-Based Capital (RBC) Model Act and/or the rules and procedures in effect as of the date of the report) as of the end of each calendar quarter within forty-five (45) days after the end of such quarter;

(3)

written notice of the occurrence of any Event of Default or Recapture Event within two (2) Business Days after Reinsurer has knowledge of its occurrence; and

(4)

not less than annually, a written report, in form reasonably satisfactory to the Company, certifying that no Event of Default or Recapture Event has occurred during the period covered by such report or is continuing as of the last day of such period, together with the appropriate calculations and back up reasonably necessary to substantiate the basis of the Reinsurer’s certification.  The Company may, at its own expense, review the Reinsurer’s books and records to confirm the risk based capital calculations provided by the Reinsurer pursuant to Section 9.4(c)(ii) if the Company provides the Reinsurer with written notice specifying a reasonable basis to question such calculations.  In addition, Reinsurer shall (A) cooperate fully with the Company and promptly respond to the Company’s reasonable inquiries from time to time concerning the Reinsurer’s financial condition, operating results and any events, occurrences or other matters which arise on and after the Closing Date and which reasonably relate to the Policies or Post-Closing Policies or Reinsurer’s ability to perform and discharge its obligations under this Agreement and (B) provide to the Company such financial statements, reports, internal control letters and reports prepared by auditors and other third parties, SAS-70 reports and other documents of the Reinsurer as the Company may reasonably request from time to time.

(vvvvvvvvvvv)

Resort to Collateral.  Notwithstanding the remedies contemplated by this Section 9.4, the other Transaction Agreements and the Purchase Agreement, the Company may, in its sole discretion, require direct payment by the Reinsurer of any sum in default under this Agreement in lieu of exercising the remedies in this Section 9.4, and it shall be no defense to any such claim that the Company might have had recourse to the Security Trust Account.

(wwwwwwwwwww)

Certain Remedies.  The Company and Reinsurer acknowledge that any damage caused to the Company by reason of the breach by the Reinsurer or any of its successors in interest of this Section 9.4 could not be adequately compensated for in monetary damages alone; therefore, each party agrees that, in addition to any other remedies at law or otherwise, the Company shall be entitled to specific performance of this Section 9.4 or an injunction to be issued by a court of competent jurisdiction restraining and enjoining any violation of this Section 9.4, in addition to such other equitable or legal remedies as such court may determine.  The Company and Reinsurer hereby release, waive and discharge any and all claims and causes of action asserting in any way that: (a) any Security Trust Account is not valid, binding or enforceable; and (b) any remedy of the Company including, without limitation, the Company’s Security Trust Account remedy hereunder is not valid, binding or enforceable.  The Company and the Reinsurer are forever estopped and barred from making any such assertion in any context or forum whatsoever.

Recapture Rights.

(xxxxxxxxxxx)

Recapture Events.  From and after the Closing Date, and whether or not an Event of Default has occurred, any of the following occurrences shall constitute an event that entitles the Company to exercise the recapture remedy set forth in this Section 9.5 (individually or collectively, as the context indicates, a “Recapture Event”):

(1)

Reinsurer ceases to maintain any of (A) an A.M. Best Company rating of at least B+, (B) a Standard & Poor’s Corporation insurer financial strength rating of at least BB+, and (C) a Moody’s Investors Services, Inc. claims-paying ability rating of at least Ba1; or

(2)

Reinsurer fails to maintain a ratio of (i) Total Adjusted Capital (as defined in the Risk-Based Capital (RBC) Model Act or in the rules and procedures prescribed by the NAIC with respect thereto, in each case as in effect as of December 31 of the year immediately preceding) to (ii) the Company Action Level RBC (as defined in the Risk-Based Capital (RBC) Model Act or in the rules and procedures prescribed by the NAIC with respect thereto, in each case as in effect as of December 31 of the year immediately preceding) of at least 160 percent; or

(3)

a petition for insolvency, rehabilitation, conservation, supervision, liquidation or similar proceeding is filed by or against the Reinsurer or its statutory representative in any jurisdiction; or

(4)

within thirty (30) calendar days of the termination of the Administrative Services in accordance with Section 5.20 of this Agreement, (A) Reinsurer does not take all steps necessary to arrange for a third-party administrator reasonably acceptable to the Company, to provide all administrative services to be provided pursuant to the terminated Administrative Services at the cost of Reinsurer (provided that the transfer of the Administrative Services to such third-party administrator does not need to occur during such thirty (30) day period so long as such transfer proceeds in an orderly and timely manner after such period) or (B) such third-party administrator fails to enter into an administrative service agreement with the Company, reasonably satisfactory in form and substance to the Company; or

(5)

a judgment or order is entered by a court of competent jurisdiction declaring the invalidity of the Security Trust Account or finding that the assets held in a Security Trust Account are general assets of Reinsurer or otherwise do not constitute a “secured claim” within the meaning of the laws of Reinsurer’s domiciliary state; or

(6)

the Company is denied credit on its financial statements filed in any jurisdiction with respect to the reinsurance provided by the Reinsurer, and the Reinsurer does not take all steps necessary to enable the Company to obtain credit on its financial statements within thirty (30) calendar days of the Reinsurer’s receipt of written notice from the Company as to the occurrence described herein; or

The occurrence of any Recapture Event shall entitle the Company to elect recapture remedies hereunder regardless of whether such an occurrence also constitutes an Event of Default.

(yyyyyyyyyyy)

Election of Remedy.  Upon the occurrence of any Recapture Event, the Company may elect to recapture, subject to the terms and conditions set forth below all, but not less than all, of the Policies and the Post-Closing Policies ceded hereunder.  The Company shall give the Reinsurer written notice of its election (the “Election Notice”) specifying the grounds for the exercise of its remedies pursuant to this Section 9.5 and if it elects to recapture all of the Policies and Post-Closing Policies, the fact of recapture, and the effective date of recapture which shall be (i) the last day of the month in which the Election Notice is delivered, if delivered prior to the fifteenth (15th) day of such month,  or (ii) the last day of the month immediately following the month in which the Recapture Notice is delivered, if delivered on or after the fifteenth (15th) day of such month (the “Recapture Date”).

(zzzzzzzzzzz)

Recapture.  Any recapture by the Company shall not be deemed to have been consummated until (i) the Company has given the Reinsurer an Election Notice pursuant to Section 9.5(b); and (ii) the Company has received payment of the entire Recapture Fee as determined in accordance with Exhibit F or an amount equal to the General Account Reserves from the Security Trust Account on the Recapture Date subject to adjustment pursuant to Exhibit E.  The Company may, in its sole discretion, withdraw assets from the Security Trust Account having an aggregate Market Value (determined pursuant to the Security Trust Agreement) not to exceed the amount of the Recapture Fee or an amount equal to the General Account Reserves from the Security Trust Account on the Recapture Date subject to adjustment pursuant to Exhibit F.  The Reinsurer shall promptly pay the Company the full amount of the Recapture Fee, reduced by the amount, if any, withdrawn from the Security Trust Account.  To the extent that the amount, if any, that the Company withdraws from the Security Trust Account exceeds the Recapture Fee, the Company shall promptly pay the excess to the Reinsurer.  Following the consummation of the recapture of Policies and Post-Closing Policies pursuant to this Section 9.5(c), no additional premiums, deposits or other amounts payable under such Policies and Post-Closing Policies shall be ceded to the Reinsurer hereunder.

DISPUTE RESOLUTION

Other Disputes over Calculations.

(aaaaaaaaaaaa)

After the Closing Date, notwithstanding the provisions of Section 11.2 hereof, if any dispute between the parties with respect to the calculation of amounts which are to be calculated, reserved, reported, or which may be audited pursuant to this Agreement (other than disputes relating to the Closing Balance Sheet, which shall be resolved in accordance with the Purchase Agreement) cannot be resolved by the parties within sixty (60) calendar days, then the Company and the Reinsurer shall prepare separate written reports regarding the calculation(s) in dispute and refer such reports to two Independent Consultants (as that term is defined in the Purchase Agreement), selected in accordance with the procedures set forth in Section 2.4 of the Purchase Agreement, within ten (10) Business Days after the expiration of the sixty (60) day period.  The Independent Consultants shall determine as promptly as practicable the manner in which such calculation(s) should be treated; provided, however, that the dollar amount of each calculation in dispute shall be determined within the range of dollar amounts proposed by the Company, on the one hand, and the Reinsurer, on the other hand.

(bbbbbbbbbbbb)

If the Independent Consultants cannot agree as to the manner in which the disputed calculation(s) should be treated, then the Independent Consultants shall select an Additional Consultant (as that term is defined in the Purchase Agreement), in accordance with procedures set forth in Section 2.4 of the Purchase Agreement, within ten (10) Business Days after expiration of the prior ten (10) Business Day period.  The Additional Consultant then shall determine within ten (10) Business Days the manner in which such disputed calculation(s) shall be treated; provided, however, that the dollar amount of each calculation in dispute shall be determined within the range of dollar amounts proposed by the Company and the Reinsurer.

(cccccccccccc)

The determination by the Independent Consultants, or Additional Consultant, as to the calculation(s) in dispute shall be in writing and shall be Final and Binding (as that term is defined in the Purchase Agreement) on the parties.  The fees, costs and expenses of each Independent Consultant shall be paid by the party retaining the Independent Consultant, and the fees, costs and expenses of retaining the Additional Consultant shall be shared 50% by the Company and 50% by the Reinsurer.

Arbitration.

(dddddddddddd)

As a condition precedent to any right of action under this Agreement, except as provided by Section 11.1 hereof, any difference arising between the parties to this Agreement with reference to any transaction under this Agreement, including its formation and validity, shall be referred to an Arbitration Tribunal in the manner hereinafter set out.  “Arbitration Tribunal” shall mean the three arbitrators, selection of whom is defined in this Section.

(eeeeeeeeeeee)

Unless the parties agree upon a single arbitrator within thirty (30) days of one receiving a written request from the other for arbitration, the claimant (the party requesting arbitration) shall appoint its arbitrator and give written notice thereof to the respondent.  Within thirty (30) days of receiving such notice the respondent shall appoint its arbitrator and give written notice thereof to the claimant, failing which the claimant may nominate an arbitrator on behalf of the respondent.

(ffffffffffff)

The two arbitrators shall appoint a third arbitrator to be called the “umpire” within thirty (30) days after both have been appointed.  Should the arbitrators fail to agree on an umpire, each arbitrator shall select one name from a list of three names submitted by the other arbitrator and the umpire shall be selected by lot between the two names chosen.

(gggggggggggg)

The list of three names shall be submitted in writing to each party’s arbitrator within thirty (30) days after failure to appoint the umpire.  The selection of one name from each list shall be completed thirty (30) days after both lists have been received.  Failure to submit or select names within the designated time by either party will forfeit such right of that party and in the case of such default, the other party may nominate the umpire.

(hhhhhhhhhhhh)

The lot will be drawn automatically utilizing the Dow Jones Industrial Average on the third Business Day after both names have been chosen in writing.  A Dow Jones Industrial Average ending in an even number before the decimal point shall be deemed to be the selection of the claimant’s name and the Dow Jones Industrial Average ending in an odd number before the decimal point shall be deemed to be the selection of the respondent’s name.  The three arbitrators shall decide by majority.  The umpire will also act as chair of the Arbitration Tribunal and, in the event that no majority can be reached, the verdict of the umpire will prevail.

(iiiiiiiiiiii)

Unless otherwise agreed by the parties, the Arbitration Tribunal shall consist of persons with not less than ten years experience in the fields of life and annuity insurance or reinsurance.  All arbitrators shall be active or former disinterested officers or principals of insuring or reinsuring entities not under the control of either party.

(jjjjjjjjjjjj)

The Arbitration Tribunal shall interpret this Agreement with due regard to the industry practice of the parties and not as merely a legal obligation.  The arbitrators shall conduct the arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and with a view to effecting the general purpose of this Agreement in a reasonable manner.

(kkkkkkkkkkkk)

The Arbitration Tribunal shall have power to fix procedural rules for the holding of the arbitration subject to the following guidelines:

(1)

The arbitration shall be conducted in the language in which the Agreement was written.

(2)

After the tribunal has been selected, the parties will submit, in quadruplicate, briefs on the matters at issue within thirty (30) days after notice of the tribunal’s selection.

(3)

All other papers and documents submitted in connection with the hearing will be provided in quadruplicate to the tribunal for distribution to the adverse party and the tribunal members.

(4)

At the expiration of thirty (30) days from the date on which the tribunal is selected, whether or not briefs have been submitted, the arbitrating parties shall receive a minimum of two weeks notice of the hearing date, which will be set within thirty (30) days after the expiration of the time for filing briefs.

(5)

All correspondence between the parties and the tribunal shall be by certified mail, return receipt requested.

(6)

The Arbitration Tribunal shall make its decision within thirty (30) days following the final hearing.

(7)

The arbitration decision shall be in writing and shall include any findings of fact and conclusions of law.

(8)

All costs of the arbitration shall be at the discretion of the Arbitration Tribunal which may direct to and by whom and what manner such costs shall be paid.  The Arbitration Tribunal shall award interest to the prevailing party, specifying the amount in writing, if deemed appropriate by the tribunal.  The Arbitration Tribunal may award attorney’s fees and other expenses at its discretion.  The Arbitration Tribunal may not award any punitive, exemplary, multiple or consequential damages of any nature.

(9)

The arbitration shall take place in Chicago, Illinois and the Arbitration Tribunal to the extent it looks to applicable law shall apply the laws of the State of Illinois.

(llllllllllll)

The arbitration shall be subject to the Federal Arbitration Act.  In addition, nothing contained in this Agreement shall prevent the Company or the Reinsurer from seeking an injunction from a court of competent jurisdiction to enforce the provisions of this Agreement pending dispute resolution of the conclusion of arbitration.

Award and Enforcement.  The award of the Arbitration Tribunal shall be in writing, final, and binding upon the parties who covenant to carry out the same.  If either of the parties should fail to carry out any award, the other may apply for its enforcement to a court of competent jurisdiction in any territory in which the party in default is domiciled or has assets or carries on business and such defaulting party shall submit to the jurisdiction of any court of competent jurisdiction in such territory and all matters arising hereunder shall be determined in accordance with the practice of such court.

INSOLVENCY

Insolvency Clause.  In the event of the insolvency of the Company, all coinsurance made, ceded, renewed or otherwise becoming effective under this Agreement shall be payable by the Reinsurer directly to the Company or to its liquidator, receiver or statutory successor except (a) where this Agreement specifically provides another payee of such reinsurance in the event of the insolvency of the Company or (b) where the Reinsurer, in its sole discretion has elected to obtain  the consent of the direct policyholders has assumed such policy obligations of the Company as direct obligations of the Reinsurer to the beneficiaries under such Policies or Post-Closing Policies and in substitution for the obligations of the Company to such beneficiaries on the basis of the liability of the Company under the Policies and Post-Closing Policies, without diminution because of the insolvency of the Company.  It is understood, however, that in the event of the insolvency of the Company, the liquidator or receiver or statutory successor of the Company shall give written notice of the pendency of a claim against the Company on a Policy or Post-Closing Policy within a reasonable period of time after such claim is filed in the insolvency proceedings and that during the pendency of such claim the Reinsurer may investigate such claim and interpose, at its own expense, in the proceeding where such claim is to be adjudicated any defense or defenses which it may deem available to the Company or its liquidator or receiver or statutory successor.  It is further understood that the expense thus incurred by the Reinsurer shall be chargeable, subject to court approval, against the Company as part of the expense of liquidation to the extent of a proportionate share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurer.

DURATION

Duration.  This Agreement shall continue in force until the earlier of (a) such time that the Reinsurer’s liability with respect to all Policies and Post-Closing Policies reinsured hereunder is terminated pursuant to Section 12.2 and (b) such time that the Reinsurer has elected, at its sole option, to assume all liabilities under all then outstanding Policies and Post-Closing Policies.

Reinsurer’s Liability.  The liability of the Reinsurer under this Agreement with respect to any Policy or Post-Closing Policy will begin simultaneously with that of the Company, but not prior to the Closing Date.  The Reinsurer’s liability with respect to any Policy or Post-Closing Policy will terminate on the earliest of (a) the date such Policy or Post-Closing Policy is recaptured in accordance with Section 9.5 or (b) the date the Company’s liability on such Policy or Post-Closing Policy is terminated in accordance with its terms.  Termination of the Reinsurer’s liability under clauses (a) and (b) herein is subject to the Company’s actual receipt of payments which discharge such liability in full in accordance with the provisions of this Agreement.  In no event shall the interpretation of this Section 12.2 imply a unilateral right of the Reinsurer to terminate this Agreement.

Survival.  Notwithstanding the other provisions of this Article XII, the terms and conditions of Article I, VIII, IX and X, Section 12.2 shall remain in full force and effect after the Termination Date.

MISCELLANEOUS

Notices.  Any notice or other communication required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given when (a) mailed by United States registered or certified mail, return receipt requested, (b) mailed by overnight express mail or other nationally recognized overnight or same-day delivery service or (c) delivered in person to the parties at the following addresses:

If to the Company, to:

Kemper Investors Life Insurance Company

1600 McConnor Parkway

Schaumburg, IL  60196-6801

Attention: Chief Financial Officer

With copies (which shall not constitute notice) to:

Kemper Corporation

1600 McConnor Parkway

Schaumburg, Illinois  60196-6801

Attention:   David A. Bowers

Zurich Holding Company of America

1400 American Lane

Schaumburg, Illinois  60196-5452

Attention:  David A. Bowers

Telecopier:  (847) 605-6124

Willkie Farr & Gallagher

787 Seventh Avenue

New York, NY  1019

Attention:  Thomas M. Cerabino

If to the Reinsurer, to:

Federal Kemper Life Assurance Company

1600 McConnor Parkway

Schaumburg, Illinois  60196-6801

Attention: Chief Financial Officer

With a copy (which shall not constitute notice) to:

Bank One

1111 Polaris Parkway OHI-1052

Columbus, Ohio  43271-0152

Attention:  Kenneth B. Terwilleger

Telecopier:  (614) 248-6157

And To:

Lord, Bissell & Brook

115 South LaSalle Street

Chicago, Illinois  60603

Attention:  Mark R. Goodman

Telecopier: (312) 443-0336

Either party may change the names or addresses where notice is to be given by providing notice to the other party of such change in accordance with this Section 13.1.

Confidentiality.  Each of the parties shall maintain the confidentiality of all Confidential Information (as that term is defined in the Purchase Agreement)in accordance with Section 11.2 of the Purchase Agreement.  The parties hereto agree that when disclosing nonpublic personal information to another party, (“NPI”), as defined in the Gramm-Leach-Bliley Act (“GLB”) or as defined by an applicable state privacy statute, rule or regulation, (collectively, “State Privacy Laws”), the disclosing party will only do so pursuant to an exception set forth in both GLB and whatever, if any, State Privacy Laws may be applicable.  The receiving party will maintain physical, electronic and procedural safeguards that comply with applicable state and federal regulations to guard all NPI.  The receiving party’s handling of any NPI, and the purpose for which the information may be used or disclosed by the receiving party, shall be in compliance with Applicable Law, including, but not limited to GLB and the Federal Fair Credit Reporting Act.  The parties hereto also agree that a violation of the covenants described in this paragraph may cause irreparable and substantial damage and that no adequate remedy may be available at law or in equity.  As a result, such violation may be enjoined through injunctive proceedings in addition to any other rights and remedies available at law or in equity.

Entire Agreement.  This Agreement, the other Transaction Agreements, the Purchase Agreement, the other agreements contemplated hereby and thereby, and the exhibits and the schedules hereto and thereto contain the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements, written or oral, with respect thereto.

Waivers and Amendments.  Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof.  Such waiver must be in writing and must be executed by an executive officer of such party.  A waiver on one occasion shall not be deemed to be a waiver of the same or any other term or condition on a future occasion.  This Agreement may be modified or amended only by a writing duly executed by an executive officer of the Company and the Reinsurer, respectively.

No Third Party Beneficiaries.  This Agreement constitutes an indemnity reinsurance agreement solely between the Company and the Reinsurer, and is intended solely for the benefit of the parties hereto and their permitted successors and assigns, and it is not the intention of the parties to confer any rights as a third-party beneficiary to this Agreement upon any other Person as to any term, condition or provision of this Agreement.

Assignment.  This Agreement shall not be assigned by either of the parties hereto, by operation of law or otherwise, without the prior written approval of the other party.

Governing Law.  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS, WITHOUT REGARD TO ITS CONFLICTS OF LAW DOCTRINE.  ALL ISSUES RELATING TO VENUE AND JURISDICTION SHALL BE GOVERNED BY SECTION 11.4 OF THE PURCHASE AND SALE AGREEMENT.

Counterparts.  This Agreement may be executed simultaneously in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

Severability.  If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future law or if determined by a court of competent jurisdiction to be unenforceable, and if the rights or obligations of the Company or the Reinsurer under this Agreement will not be materially and adversely affected thereby, such provision shall be fully severable, and this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of this Agreement, and the remaining provisions of this Agreement shall remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom.

Schedules, Exhibits and Paragraph Headings.  Schedules and exhibits attached hereto are made a part of this Agreement.  Paragraph headings are provided for reference purposes only and are not made a part of this Agreement.

Expenses.  Except as explicitly provided to the contrary herein or in the Purchase Agreement, each party shall be solely responsible for all expenses it incurs in connection with this Agreement or in consummating the transactions contemplated hereby or performing the obligations imposed hereby, including, without limitation, the cost of its attorneys, accountants and other professional advisors.

No Prejudice.  The parties agree that this Agreement has been jointly negotiated and drafted by the parties hereto and that the terms hereof shall not be construed in favor of or against any party on account of its participation in such negotiations and drafting.

Credit for Ceded Reinsurance.  The Reinsurer shall take, at its own expense, all reasonable actions, including but not limited to, establishing security for its obligations under this Agreement in the form of a trust fund or letter of credit reasonably acceptable to the Company and the Illinois Director of Insurance, and maintain all licenses, permits and authorizations as are necessary in order for the Company to receive credit for reinsurance ceded hereunder, as reported in the Company’s financial statements.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first written above.

KEMPER INVESTORS LIFE INSURANCE COMPANY

______________________________________

By:

Title:

FEDERAL KEMPER LIFE ASSURANCE COMPANY

______________________________________

By:

Title:

Schedule 1.1(A)

BOLI Contracts

Schedule 1.1(B)

Destinations Annuity Contracts

Individual Policy Forms	L-1550 L-1550 FL L-1550 MD L-1550 NC L-1550 OR L-1550 UT L-1550 VT L-1550 WA
Group Contract Forms	L-8166 L-8166 AZ L-8166 CT L-8166 ID L-8166 MA L-8166 MO L-8166 MT L-8166 NE L-8166 NH L-8166 ND L-8166 TX L-8166 WI
Group Certificate Forms	L-8165 L-8165 CT L-8165 MO L-8165 MT L-8165 SC L-8165 TX L-8165 WI
GRIB Rider, Version A	L-8181 (contract endorsement) L-8167 (certificate endorsement)
GRIB Rider, Version B	L-8198 L-8199 L-8205 L-8206
GRIB Endorsement	L-8390 L-8390 MD

Schedule 1.1(C)

Intentionally Omitted

Schedule 1.1(D)

Policies

Kemper Investors Life Insurance Company

Life and Annuity Policies

Form Number	Title	Marketing Name
S-6001	Term Life Insurance to Age 95	WMA Term
S-6002	Flexible Premium Adjustable Life Insurance	Power TUL
S-6003	Flexible Premium Variable Life Insurance Policy	Power V; WMA VUL
L-8152	One Year Term Life Insurance Policy	PS 58
L-8513R/ L-8514R	Group Term Life Insurance Policy/Certificate	Swift Term
S-7004	Individual Flexible Premium Variable Life Insurance Policy	Series II, Series III (replaced by L-8172)
S-7005	Survivorship, Flexible Premium Variable Life Insurance Policy	Series V, Series VI (replaced by L-8174)
S-7006	Individual Flexible Premium Variable Life Insurance Policy	Series IV (replaced by L-8173)
S-7007	Survivorship, Flexible Premium Variable Life Insurance Policy	Series VII (replaced by L-8175)
L-8144/ L-8144CV	Individual Flexible Premium Variable Life Insurance Policy	PCG I, previously Offitbank
L-8145/ L-8145CV	Survivorship, Flexible Premium Variable Life Insurance Policy	PCG I, previously Offitbank
L-8161/ L-8161CV	Individual Flexible Premium Variable Life Insurance Policy	First Foundation
L-8162/ L-8162CV	Survivorship, Flexible Premium Variable Life Insurance Policy	First Foundation
L-8172	Individual Flexible Premium Variable Life Insurance Policy	QPi; (previously: Series II & Series III), Series VIII, Series X
L-8173	Individual Flexible Premium Variable Life Insurance Policy	Series IV
L-8174	Survivorship, Flexible Premium Variable Life Insurance Policy	QPs; (previously: Series V & Series VI), Series IX
L-8175	Survivorship, Flexible Premium Variable Life Insurance Policy	Series VII
L-8189	Individual Flexible Premium Variable Life Insurance Policy	Series 1A (individual BOLI)
L-8358/ L-8358CV	Individual Flexible Premium Variable Life Insurance Policy	PCG II
L-8359/L-8359CV	Survivorship, Flexible Premium Variable Life Insurance Policy	PCG II
L-8387	Individual Modified Premium Variable Universal Life Insurance Policy	Destinations Life, previously SPVUL
L-8388	Survivorship, Modified Premium Variable Universal Life Insurance Policy	Destinations Life, previously SPVUL
L-8408/ L-8408CV	Individual Flexible Premium Variable Life Insurance Policy	guaranteed and simplified issue First Foundation
L-8521	Flexible Premium Variable Life Insurance Policy	Lifeinvestor
L-8594/ L-8594CV	Individual Flexible Premium Variable Life Insurance Policy	PCG III
L-8595/ L-8595CV	Survivorship, Flexible Premium Variable Life Insurance Policy	PCG III
L-8232/ L-8233	Group Flexible Premium Variable Deferred Annuity/Certificate	Series XV, previously PPVA
L-1000 (6/89)	Fixed and Variable Deferred Annuity	Advantage III
L-1000 (6/93)	Fixed and Variable Deferred Annuity	Advantage III
L-1600 (9/91) /L-1650 (9/91)	Group Flexible Premium Modified Guaranteed And Variable Deferred Annuity Contract/Certificate	Passport
L-1600 (10/93) /L-1650 (10/93)	Group Flexible Premium Modified Guaranteed And Variable Deferred Annuity Contract/Certificate	Passport
L-1750 (5/91)	Single Premium Deferred Annuity	Bonus
L-1750 (6/93)	Single Premium Deferred Annuity	Bonus
L-8481R	Flexible Premium Deferred Annuity	Zurich Classic; previously Taxsaver II
L-8589/ L-8613/ L-8614	Individual Flexible Premium Modified Guaranteed, Fixed and Variable Deferred Annuity/Group Contract/Certificate	Zurich Preferred
L8696/ L-8697/ L-8698	Group Flexible Premium Modified Guaranteed, Fixed and Variable Deferred Annuity Contract/ /Certificate/Individual Contract	Zurich Preferred Plus
L-8761/ L-8762/ L-8763	Group Flexible Premium Modified Guaranteed, Fixed Deferred Annuity Contract/Certificate/Individual Contract	Classic II
L-8823/ L-8824/ L-8825	Group Flexible Premium Modified Guaranteed, Fixed and Variable Deferred Annuity Contract/ /Certificate/Individual Contract	L Share/Archway/ZS4
L-8881/ L-8880/ L-8882	Group Flexible Premium Fixed Deferred Annuity Contract/Certificate/ Individual Contract	Discover
L-9001 (9/88)	Flexible Premium Deferred Annuity	Allsavers
L-9001 (6/93)	Flexible Premium Deferred Annuity	Allsavers
L-8843	Single Premium Fixed Deferred Annuity w/MVA	Zurich Elite
L-5695 (8/82)	Flexible Premium Adjustable Life	Individualist
L-6101 (4/83)	Single Premium Whole Life – Interest sensitive TEFRA corridor	Single Prem. Whole Life
L-6192 (9/83)	Single Premium Universal Life	Living Life
L-8001 (1/87)	Variable Universal Life	Kemper Select VUL
L-8002 (3/87)	Variable Universal Life	Kemper Select VUL II
L-6424 (11/84)	Flexible Premium Deferred Annuity	TaxSaver
L-6086A (7/84)	Single Premium Deferred Annuity	Choice
L-6086 (2/83)	Single Premium Deferred Annuity	Choice
L-6086 (12/82)	Single Premium Deferred Annuity	Choice
L-5856 (1/82)	Individual Periodic Premium Deferred Fixed Annuity and Variable Annuity	Advantage III
L-5857	Deferred Fixed and Variable Annuity	Advantage III
L-1100, L-1150, L-1175		Kemper Renuity

Kemper Investors Life Insurance Company

Riders and Benefits for Life and Annuities

Form Number	Description	Used With
S-9201 (5/94)	Other Insured Rider	WMA Term
S-9202 (5/94)	Accidental Death Benefit Rider	WMA Term
S-9203	Waiver of Premium Rider	WMA Term
S-9204	Dependent Children’s Rider	WMA Term
S-9205	Accelerated Death Benefit Rider	WMA Term
S-9207 (2/95)	Waiver of Monthly Deduction Rider	Power TUL, Power V
S-9212	Accidental Death Rider	Power TUL
S-9213 (2/95)	Other Insured Rider	Power TUL, Power V, LifeInvestor
S-9216 (2/95)	Dependent Children’s Rider	Power TUL, Power V, LifeInvestor
S-9217	Accelerated Death Benefit Rider	Power TUL
S-9218	Accelerated Death Benefit Rider	First Foundation, LifeInvestor, PCG III
L-8163	Extended Maturity Option Rider	QPi, Series IV, First Foundation (ind), PCG II (ind), PCG III (ind), Lifeinvestor
L-8164	Extended Maturity Option Rider	QPs, Series VII, First Foundation (sur), PCG II (sur), PCG III (sur)
L-8168	Disability Waiver Rider	Destinations Life
L-8182	Disability Waiver Rider	Destinations Life
L-8535	Waiver of Selected Premium Rider	LifeInvestor
L-8590	Accelerated Death Benefit Rider	Destinations Life
L-8602	Nursing Care Waiver Rider	Destinations Life
L-8670	ZKL Employee/Broker Bonus Program	Destinations Life
L-8671	ZKL Employee/Broker Bonus Program	Destinations Life
L-8860	Endorsement - Reduction of Premium Charges	Lifeinvestor
L-8870	No Lapse Guarantee Period Extension Endorsement	Power V
L-1002 (6/93)	Sex Distinct Option Table	Advantage III, Passport (’93 version), Bonus, Allsavers, Classic
L-1003 (6/93)	Unisex Option Table	Advantage III, Passport (’93 version), Bonus, Allsavers, Classic
L-1027	Withdrawal Charge Waiver Endorsement	Advantage III
L-1070 (6/93)	Qualified Plan Supplemental Rider	Advantage III, Allsavers, Bonus, Passport, Destinations I
L-1080	Transfer Amendment	Advantage III
L-1551	Sex Distinct Option Table	Destinations I
L-1552	Unisex Option Table	Destinations I
L-1606 (9/91)	Sex Distinct Option Table	Passport (’91 version)
L-1607 (9/91)	Unisex Option Table	Passport (’91 version)
L-1627/ L-1628	Miscellaneous Endorsement	Passport
L-1629	Miscellaneous Endorsement	Passport
L-1630	Miscellaneous Endorsement	Passport
L-1665 (11/91)	Annuity Option Endorsement	Passport
L-1712 (5/91)	Sex Distinct Option Table	Bonus (PA)
L-1713 (5/91)	Unisex Option Table	Bonus (PA)
L-1720/L-1721	Transfer Restrictions Amendment	Passport
L-1772 (12/93)	Qualified Plan Loan Rider	Allsavers, Bonus, Passport, Destinations I
L-1775	Qualified Plan Loan Rider	Advantage III
L-5501 (2/83)	Texas Optional Retirement Program Endorsement	Advantage III, Bonus, Allsavers, Passport, Classic, Destinations II
L-6741 (9/93)	Arkansas Alternate Retirement Plan Endorsement	Advantage III, Bonus, Allsavers, Passport, Classic, Destinations II
L-7042 (5/91)	Nursing Home Endorsement	all products except Classic II, Destinations II & L Share
L-7065 (9/93)	IRA Rider (to be replaced by L-8749)	all products offered as IRAs
L-8150	SIMPLE IRA Rider	all products offered as SIMPLE IRAs
L-8187	Roth IRA Rider	all products offered as Roths
L-8198 (2/99)/ L-8199 (2/99)	Guaranteed Retirement Income Benefit	Destinations I
L-8330/ L-8331	IRA Rider	Destinations I, Preferred, Preferred Plus, Classic II
L-8341	457 Deferred Compensation Rider	all products offered under 457 plans
L-8457/ L-8458	Qualified Plan Supplemental Rider	Destinations I
L-8459/L-8460	ERISA Loan Rider	Destinations I, Preferred, Preferred Plus
L-8496	Qualified Plan Rider	Classic
L-8620	Unisex Rider (includes unisex option table)	Preferred, Preferred Plus, Classic II
L-8621	Qualified Plan Rider	Preferred, Preferred Plus
L-8622	Qualified Plan Rider	Preferred, Preferred Plus
L-8668	ZKL Employee/Broker Bonus Program	Destinations I
L-8717	Disability Waiver Rider	Destinations II & L Share
L-8718	Nursing Care Waiver Rider	Destinations II & L Share
L-8739(80)/ L-8739(85)	Guaranteed Retirement Income Benefit	Destinations II
L-8740	Earnings Based Death Benefit Rider	Destinations II
L-8741	Value Credit Rider	Destinations II
L-8749	IRA Rider	all products offered as IRAs
L-8750	Employee/Broker Bonus Credit Program	Destinations II
L-8781	Disability Waiver Endorsement	Classic II
L-8782	Nursing Care Waiver Endorsement	Classic II
L-8784	Guaranteed Minimum Death Benefit Endorsement	Advantage III, Preferred, Preferred Plus
L-8785	Guaranteed Retirement Income Benefit Endorsement	Advantage III, Preferred, Preferred Plus
L-8786	Earnings Based Death Benefit Endorsement	Advantage III, Preferred, Preferred Plus
L-8818	Endorsement - Market Value Adjustment Rider	Classic II
L-8819	Amendment to Master Policy - Market Value Adjustment Waiver	Classic II
L-8827	Unisex Rider	L Share, Elite
L-8829	Purchase Payment Bonus Endorsement	Discover
L-8830	1st Year Interest Rate Bonus Endorsement	Discover
L-8834	Enhanced Death Benefit Rider	L Share
L-8835	Enhanced Death Benefit Rider	L Share
L-8861	ERISA Loan Rider	Classic II, Elite
L-8868	Qualified Plan Rider	Classic II, Elite
L-8871/ L-8872	Withdrawal Endorsement (certificate/policy)	Preferred Plus
L-8884	Waiver of Withdrawal Charge upon Terminal Illness Endorsement	Discover
L-8885	Waiver of Withdrawal Charge upon Unemployment Compensation Endorsement	Discover
L-9004 (9/88)	Sex Distinct Option Table	Allsavers (OR)
L-9005 (9/88)	Unisex Option Table	Allsavers (OR)
L-9006 (9/88)	Unisex Amendment	all products offered under qualified plans except Preferred, Preferred Plus & Classic II, Renuity
L-8851	IRA Rider	Zurich Elite
L-8844	Extended Care	Zurich Elite
L-8845, L-8846, L-8848	MVA Riders	Zurich Elite
L-5777 (05/83)	Table of Guaranteed Max. Ins.	Individualist
L-6564 (12/85)	Endorsement - Minimum Interest	Individualist
L-6176 (9/84)	Table of Min. Death Benefit	Individualist
L-6398 (9/84)	Endorsement – Periodic premium	Individualist
L-6083 (12/82)	Endorsement – Interest Rates	Individualist
L-6211 (9/83)	Table of Max Ins rates	Living Life
L-6220 (9/83) A	Table of Death Benefits	Living Life
L-6220 (9/83) B	Table of Death Benefits	Living Life
L-6205 (10/83)	Endorsement	Living Life
L-6216 (9/83)	Endorsement	Living Life
L-8050 (6/87)	Endorsement	Kemper Select VUL
L-8027 (1/87)	Table of COI Rates – Non-Smoker	Kemper Select VUL
L-8028 (1/87)	Table of COI Rates - Smoker	Kemper Select VUL
L-8080 (1/91)	Endorsement	Kemper Select VUL (not TX)
L-8033 (3/87)	Table of Guar Max COI Rates	Kemper Select VUL II
L-6155 (4/83)	Endorsement – Surrender Charge	Single Premium Whole Life
L-6992 (10/90)	Endorsement	TaxSaver
L-6846 (1/89)	Endorsement	TaxSaver
L-6206 (8/83)	Endorsement	TaxSaver, Choice
L-7024 (3/91)	Endorsement	TaxSaver
L-6803 (12/87)	Endorsement	TaxSaver
L-6410 (11/84)	Endorsement	Choice
L-6623 (4/86)	Endorsement	Choice
L-6846 (1/89)	Endorsement	Choice
L-6907 (4/89)	Endorsement	Choice
L-6917 (4/89)	Endorsement	Choice
L-6992 (10/90)	Endorsement	Choice
L-1043 (1/91)	Endorsement	Advantage III
L-1045 (2/91)	Endorsement	Advantage III
L-5395 (7/79)	Endorsement - Contingent Owner	Living Life/Individualist
L-5175 (2/78)	Child Rider	Living Life/Individualist
L-5723 (9/81)	Waiver of Cost of Ins.	Living Life/Individualist
L-5768 (9/81)	Endorsement – Add. Specified Amount	Living Life/Individualist
L-6148 (4/83)	ADB Rider	Living Life/Individualist
L-6156 (4/83)	Spouse Level Term Rider	Living Life/Individualist

Schedule 1.1(E)

Post-Closing Ceding Commission

Annuities:  One time fee equal to fifty basis points (0.5%) of initial Premium.

Life Insurance Policies: One percent (1.0%) of all Premium.

Schedule 1.1(F)

Separate Accounts

KILICO Variable Annuity Separate Account  (SEC File No. 811-03199)

KILICO Variable Separate Account  (SEC File No. 811-05025)

KILICO Variable Separate Account-2  (SEC File No. 811-08347)

Kemper Investors Life Insurance Company Variable Annuity Acct. C  (SEC File No. 811-02965)

KILICO MVA Separate Account No. 1 (non-unitized)

KILICO MVA Separate Account No. 2 (non-unitized)

KILICO Variable Annuity Separate Account-2

KILICO Variable Separate Account-3

KILICO Variable Separate Account-4

KILICO Variable Separate Account-5

KILICO Variable Series I Separate Account

KILICO Variable Series II Separate Account

KILICO Variable Series III Separate Account

KILICO Variable Series V Separate Account

KILICO Variable Series VI Separate Account

Schedule 1.1(G)

Guaranty Fund Assessment Accrual Methodology

The Company receives the National Organization of Life and Health Insurance Guaranty Associations (NOLHGA) survey annually.  This survey provides data regarding insolvency costs, to assist in establishing GFA accruals.  Specific insolvency costs are given by company and by state, split by Life and Annuity.  The Company calculates its portion of each company’s (insolvent companies) costs by taking our premiums produced in that state over total industry premiums in that state (once again split between Life and Annuity) and multiplying that times the total estimated insolvency costs (by state) of that company (by Life and Annuity).  The Company does this for each insolvent company to determine the total estimated ultimate GFA liability.  Payments already made for each individual insolvency are then deducted from each companies ultimate liability and these net costs are aggregated to get our total estimated GFA liability (i.e., the Company’s estimated future fundings).  The Company’s existing accrual is trued up to this new estimated liability.

Exhibit A

Intentionally Omitted

Exhibit B

Form of Security Trust Agreement

Attached hereto.

Exhibit C

Intentionally Omitted

Exhibit D

Form of Monthly Accounting (Coinsurance)

Amounts due to FKLA (reinsurer):

Premiums received
Net policy loan activity

Amounts due to KILICO (reinsured):

Benefits paid
Commissions paid
Ceding Commission (Post-Closing Policies)
Premium taxes paid
Guarantee fund assessments paid

Net amount due to/(from) FKLA

Form of Monthly Accounting (Modified Coinsurance)

Amounts due to FKLA (reinsurer):

Premiums received
Net policy loan activity

Amounts due to KILICO (reinsured):

Benefits paid
Commissions paid
Ceding Commission (Post-Closing Policies)
Premium taxes paid
Guarantee fund assessments paid

Net Mod-Co adjustment

Net amount due to/(from) FKLA

#

Exhibit E

Recapture Fee

The Recapture Fee shall equal:

i)

The General Account Reserves as of the Recapture Date; minus

ii)

Any amounts payable under the Final Monthly Accounting pursuant to Section

4.2.  In this regard, amounts payable to the Reinsurer will be treated as positive and those payable to the Company as negative; minus

iii)

The Termination Fee, determined as set forth below, provided, however, that with respect to a Recapture Date occurring within a period of three (3) years following the Closing Date, the Termination Fee shall be zero.

Interest, at the Interest Rate, shall be payable on amounts payable hereunder and shall accrue from the Recapture Date.

The above items will be as of the Recapture Date.  In the event that an item cannot be determined exactly a best estimate will be used and corrected as soon as it is practical to do so.  Until such time as all of items (ii) and (iii), and the interest payable, are based on final amounts, the Company will set up an amount equal to the estimates of these three amounts which is payable to the Reinsurer, but withheld from payment.

The Termination Fee shall equal the present value of all future profits for the Policies and Post-Closing Policies reinsured as of the Recapture Date, as determined by an actuarial appraisal.  To this end, the Reinsurer will perform such an appraisal following the Recapture Date and communicate an actuarial report (which includes the results) to the Company, which will have thirty (30) days from the receipt of the report to agree with the results or suggest changes to the Reinsurer’s appraisal.  If no agreement can be reached within ninety (90) days after the Recapture Date, this issue will be submitted for dispute resolution in accordance with Section 10.1 hereof.

The actuarial appraisals used to determine the Termination Fee will follow the principles of Actuarial Standard of Practice 19 and will reflect the in-force business and underlying assets of the Policies and Post-Closing Policies as of the Recapture Date.  The discount rate used shall be an after-tax rate equal to the greater of (a) 12%, or (b) the 10-year interest rate swap yield (as of the termination date) times 0.65 plus 6%.  The assumed ongoing expenses in the appraisal shall be based on industry standard expense factors from the NAIC’s Life Insurance Illustrations Model Regulation or its successor. These appraisals shall include recognition of required surplus at a level of 225% times the NAIC company action level risk based capital based on the characteristics of the assets and liabilities being recaptured.

#

                                                              Exhibit A-5

TRANSITION SERVICES AGREEMENT

This TRANSITION SERVICES AGREEMENT (this "Agreement"), dated as of May 29, 2003 and effective on the Closing Date of the Stock and Asset Purchase Agreement (the “Effective Date”), among ZURICH HOLDING COMPANY OF AMERICA, INC., a Delaware corporation ("ZHCA" ), FARMERS GROUP, INC., a Nevada corporation ("FGI", together with ZHCA, "Providers") and KEMPER INVESTORS LIFE INSURANCE COMPANY, an Illinois insurance company ("KILICO"); and BANC ONE INSURANCE HOLDINGS, INC., an Arizona corporation (“Banc One” or "Recipient").

W I T N E S S E T H :

WHEREAS, KILICO is a subsidiary of Kemper Corporation, a Delaware corporation ("KC") which, in turn, is a subsidiary of ZHCA;

WHEREAS, pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the "Purchase Agreement"), Recipient has agreed to purchase (i) from KC and KILICO (such transaction, the “Stock Purchase"), all of the issued and outstanding capital stock of the Kemper Subsidiaries and of the KILICO Subsidiaries (the Kemper Subsidiaries and the KILICO Subsidiaries, together, the "Purchased Companies") and (ii) from KILICO, the KILICO Transferred Business;

WHEREAS, the Kemper Subsidiaries are subsidiaries of KC, and the KILICO Subsidiaries are subsidiaries of KILICO;

WHEREAS, the Purchased Companies and KILICO are engaged in life insurance, asset management, securities and related activities;

WHEREAS, the Purchased Companies and the KILICO Transferred Business currently receive certain technological, administrative, accounting and other support services from Providers and their affiliates;

WHEREAS, to facilitate the Stock Purchase, Providers have agreed, on the terms and subject to the conditions hereof, to provide the Purchased Companies the services hereinafter described (the "Purchased Services") for a transition period hereinafter set forth following Effective Date;

WHEREAS, KILICO currently receives certain technological, administrative, accounting and other support services from the Purchased Companies;

WHEREAS, Recipient has agreed, on the terms and subject to the conditions hereof, to provide, or to cause the Purchased Companies to provide, to KILICO the services hereinafter described (the "KILICO Services", together with the Purchased Services, the “Services”) for a transition period hereinafter set forth following the Effective Date; and

WHEREAS, the Purchase Agreement contemplates that Recipient, Providers and KILICO will enter into this Agreement;

NOW, THEREFORE, for good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

DEFINITIONS

All capitalized terms used and not otherwise defined herein shall have the meaning assigned to them in the Purchase Agreement.

SERVICES

Scope of Purchased Services.  On the terms and subject to the conditions contained herein, Providers shall, severally and not jointly, be obligated to provide, or shall cause third parties designated by them to provide, to Recipient and the Purchased Companies the Purchased Services listed in this Section 2.01.  Each Purchased Service shall be provided and accepted in accordance with the terms, limitations and conditions set forth herein and shall be made available, as required, to Recipient and each Purchased Company.  The Purchased Services shall include the following:

(mmmmmmmmmmmm)

Financial Systems Services.  ZHCA and its affiliates have licensed a suite of software applications (the "SAP Applications") from SAP, AG, a German corporation ("SAP"), to facilitate general ledger accounting, accounts payable, fixed asset accounting, cost allocation, consolidation, financial reporting, check writing capabilities and various other accounting and financial reporting functions (the “Functions”).  ZHCA and its affiliates have sublicensed the SAP Applications to the Purchased Companies for use for the Functions.  ZHCA and its affiliates currently access the SAP Applications primarily through the intranet system that ZHCA has established for itself and its affiliates (the "Provider Intranet System").  The Purchased Companies and KILICO utilize an electronic data warehouse in which historical financial and other data of the Purchased Companies and KILICO is stored (the "Data Warehouse"), and utilize electronic data interfaces between the SAP Applications and the Data Warehouse to permit retrieval of historical financial data and to exchange data to update the general ledger and payables functions of the SAP Applications.

For a period commencing on the Effective Date and ending on the one year anniversary of the Effective Date, subject to prior termination by Recipient on not less than 90 days prior written notice to ZHCA (the “SAP Transition Period”), with respect to the SAP Applications, ZHCA hereby agrees:

(i)

License/Sublicense.  To sublicense or otherwise continue to provide the Functions and access to the Provider Intranet System to the Purchased Companies on substantially the same basis, for substantially the same purposes and to substantially the same extent as provided to the Purchased Companies by ZHCA or its affiliates as of the Effective Date.

(ii)

Data Links.  To maintain and permit, in substantially the same manner as existed as of the Effective Date, Recipient's and the Purchased Companies' use throughout the SAP Transition Period of all data interfaces with the Provider Intranet System, the Data Warehouse and other information/data processing systems of ZHCA and its affiliates as are provided to the Purchased Companies by ZHCA or its affiliates as of the Effective Date (the "Data Links"); provided, however, that Recipient or the Purchased Companies shall not be entitled to access any Data Links which may allow Recipient or the Purchased Companies access to confidential information relating to ZHCA and its affiliates.

(iii)

Mapping Assistance.  To provide Recipient and the Purchased Companies such technical support and assistance, including the use of such personnel of ZHCA and its affiliates, on substantially the same basis, for substantially the same purposes and to substantially the same extent as is provided to the Purchased Companies by ZHCA or its affiliates as of the Effective Date, in connection with mapping company, account, cost center and other information from the SAP Applications to Recipient's current accounting/financial reporting systems and format.

(iv)

Technical Support.  In each case, on substantially the same basis, for substantially the same purposes and to substantially the same extent as is provided by ZHCA or its affiliates to the Purchased Companies as of the Effective Date:

(1)

To provide Recipient and the Purchased Companies such ongoing technical support as is reasonably necessary for programming services and general ledger production support activities including, without limitation, changes to the general ledger chart of accounts, the addition/deletion of cost centers, company codes, reports, etc. and the correction of erroneous entries;

(2)

To instruct Recipient's personnel on use of the SAP Applications and the Data Links;

(3)

To answer questions and assist in resolving problems/breakdowns that arise in connection with the Purchased Companies' and Recipient's use of the SAP Applications, the Data Links and the Data Warehouse; and

(4)

To provide Recipient, in a timely manner substantially consistent with the historical practices of ZHCA as before the Effective Date, a data transmission containing financial statement data for each Purchased Company as of the end of the immediately preceding month, for use in preparing the consolidated financial statements of Recipient and Recipient's parent corporation.  The file format and transmission protocol for such data transmission shall be mutually determined by ZHCA and Recipient in good faith within 15 days after the Effective Date, taking into consideration the file format and transmission protocol historically provided by ZHCA or its affiliates.

(nnnnnnnnnnnn)

Investment Accounting System and Investment Accounting Services.  Throughout the SAP Transition Period, ZHCA hereby agrees to cause Zurich Investment Services Limited (“ZIS”), a company organized under the laws of Bermuda:

(i)

To continue to provide operating support and monthly, quarterly and annual reporting, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as is provided by ZIS to the Purchased Companies before the Effective Date, for the Purchased Companies' use of the investment accounting system (the “CAMRA System”) owned by ZIS; and

(ii)

To provide appropriate network support to assure that the CAMRA System is available, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as before the Effective Date, to the Purchased Companies through the Provider Intranet System or otherwise.

(oooooooooooo)

Mainframe Support.

(i)

For a period commencing on the Effective Date and ending on the one year anniversary of the Effective Date, subject to prior termination by Recipient on not less than 120 days prior written notice to FGI (the “Support Transition Period”), FGI hereby agrees:

(1)

To provide mainframe-based applications and application subsystems, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided as of the Effective Date for the mainframe applications and subsystems (the "Mainframe Systems") by FGI pursuant to the terms of that certain Service Agreement, dated as of May 27, 2001, between FGI, FKLA, KILICO, ZLICA, FLA and ZLICONY (the “FGI Service Agreement”); and

(2)

To provide operating support, including job scheduling, automated monitoring, alert management and personnel support and appropriate network support on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided by FGI as of the Effective Date pursuant to the FGI Service Agreement.

(ii)

Recipient hereby agrees that within ten (10) days of the expiration of the Support Transition Period, Recipient shall pay to FGI cash in an amount equal to the sum of the termination fees (the “FGI Termination Fees”) set forth on Exhibit A hereto.

(pppppppppppp)

Data Warehouse Support.  During the Support Transition Period, FGI hereby agrees:

(i)

To provide facilities management and operating support, including job scheduling, automated monitoring, alert management and personnel support, for the Purchased Companies' Data Warehouse and its subsystems (the "Data Warehouse Systems"), on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided by FGI as of the Effective Date to the Purchased Companies pursuant to the FGI Service Agreement; and

(ii)

To provide such other services and support as is provided to the Purchased Companies by FGI as of the Effective Date pursuant to the FGI Service Agreement.

(qqqqqqqqqqqq)

Disaster Recovery.  During the Support Transition Period, FGI hereby agrees to provide the Purchased Companies and Recipient such access to and use of such computer hardware, software and related monitoring and scheduling tools relating to disaster recovery as are provided to the Purchased Companies as of the Effective Date under the FGI Service Agreement, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as before the Effective Date.

(rrrrrrrrrrrr)

Communications Services.  Subject to that certain Sublease Agreement by and between Zurich American Insurance Company, a New York corporation and Federal Kemper Life Assurance Company, an Illinois insurance company, during the Support Transition Period, ZHCA hereby agrees to provide the Purchased Companies and Recipient such use by the Purchased Companies and/or Recipient of the Provider Intranet System, and of ZHCA’s e-mail, telephone and other communications systems, as is provided by ZHCA or its affiliates to the Purchased Companies, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as before the Effective Date.

(ssssssssssss)

Check Printing Services.  During the SAP Transition Period, ZHCA hereby agrees to license, sublicense or otherwise provide to the Purchased Companies access to and use of such computer hardware, computer software, data links and other facilities and equipment, including those licensed by ZHCA from third parties, and to provide the Purchased Companies such support and assistance, as the Purchased Companies may reasonably require to print checks processed through the accounts payable module of the SAP Applications, in each case, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided by ZHCA, its affiliates or contracted third parties to the Purchased Companies as of the Effective Date.

(tttttttttttt)

EFT Support.  During the SAP Transition Period, ZHCA hereby agrees to license, sublicense or otherwise provide to the Purchased Companies access to and use of such computer hardware, computer software, data links and other facilities and equipment, including, to the extent permitted, those licensed by ZHCA and its affiliates from third parties, and to provide the Purchased Companies such support and assistance, as the Purchased Companies may reasonably require to continue after the Effective Date to effect electronic funds transfers through the accounts payable module of the SAP Applications, in each case, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided by ZHCA or its affiliates to the Purchased Companies as of the Effective Date.

(uuuuuuuuuuuu)

Peregrine System Services.  During the Support Transition Period, ZHCA hereby agrees to use its commercially reasonable efforts to sublicense or otherwise continue to provide access to the software licensed pursuant to the Software License Agreement, dated as of January 29, 1998 (as amended by Addendum, dated as of January 31, 1998), between Peregrine Systems, Inc. and Zurich Insurance Company, to the Purchased Companies on substantially the same basis, for substantially the same purposes and to substantially the same extent as provided to the Purchased Companies by ZHCA or its affiliates as of the Effective Date.

(vvvvvvvvvvvv)

IBM Leased Equipment.  During the Support Transition Period, ZHCA hereby agrees to use its commercially reasonable efforts to sublease or otherwise continue to provide access to the IBM desktop systems leased pursuant to the Term Lease Master Agreement, dated as of October 3, 1985, between IBM Credit Corporation and Zurich Insurance Company, to the Purchased Companies on substantially the same basis, for substantially the same purposes and to substantially the same extent as provided to the Purchased Companies by ZHCA or its affiliates as of the Effective Date.

(wwwwwwwwwwww)

Conversion Services.

(i)

Providers shall cooperate in good faith with Recipient to provide to Recipient and the Purchased Companies the following services (the “Conversion Services”), in each case, to such extent and for such consideration (including reasonable costs) as is commercially reasonable:

(1)

Such technical and other assistance as is commercially reasonable and necessary for Recipient and the Purchased Companies to convert the Purchased Companies to Recipient's information, communications, accounting, data storage, personnel and other systems (each such conversion, a "System Conversion”; all System Conversions, together, the "Conversion").

(2)

Such additional assistance in resolving any Conversion-related issues arising from any System Conversion for a period of 90 days following the date on which such System Conversion occurs (such date, the "System Conversion Date"), which shall be the date set forth in a notice from Recipient to FGI or ZHCA, as appropriate, that Recipient has completed the applicable System Conversion.

(3)

Such technical and other assistance to Recipient, to transfer to Recipient and/or, subject to Section 2.08, to convert to Recipient's data storage/retrieval systems the information, both current and historical, primarily related to the Purchased Companies, their business and activities, their customers and their assets and liabilities ("Purchased Company Information") in the Data Warehouse and such other Purchased Company Information in the possession or control of Providers and/or its affiliates or agents.

(4)

Assistance in analyzing, planning and migrating the Mainframe Systems to Recipient's systems and for moving Data Warehouse equipment and software to Recipient.  Recipient hereby agrees to reimburse FGI in cash for all moving expenses reasonably incurred within thirty (30) days following receipt of invoice by Recipient.

(5)

Upon the expiration of the Support Transition Period, the Recipient shall either (i) purchase the existing tape cartridges used by the Purchased Companies, including the data contained on such tape cartridges, for an amount equal to the lesser of (x) $233,000 or (y) the actual replacement cost reasonably incurred by FGI for such tape cartridges, to be paid in cash by Recipient to FGI within thirty (30) days of purchase or (ii) provide a tape storage device to FGI and FGI shall provide reasonable assistance in transferring the data contained on the tape cartridges to Recipient’s or the Purchased Companies’ tape storage device, for an amount equal to the labor costs reasonably incurred by FGI to perform the data transfer, which shall be paid in cash by Recipient to FGI within thirty (30) days of transfer.

(ii)

Providers shall have no obligation to provide the Conversion Services unless (1) Recipient provides Providers with reasonable prior notice of its need for each Conversion Service, (2) the provision of each Conversion Service will not be unduly burdensome to Providers, (3) Providers will be able to provide each Conversion Service without undue disruption to its business operations and (4) subject to Section 8.06 hereof, the Conversion shall be complete not later than the one year anniversary of the Effective Date.

(xxxxxxxxxxxx)

Other Services.  For a period commencing on the Effective Date and ending on the one year anniversary of the Effective Date, Providers and Recipient shall reasonably cooperate to mutually agree on the provision of such other services necessary or appropriate to the continued operations of the Purchased Companies in substantially the same manner as they operated as of the Effective Date, based on the Provider’s access to systems and facilities and on the historical practices of Providers’ support of the Purchased Companies (the “Additional Services”).  Recipient shall provide Providers with a detailed written notice setting forth the proposed Additional Service.  Within twenty (20) days of receiving such notice, the applicable Provider shall notify Recipient whether it intends to provide, or cause to be provided, such service and the proposed costs for such Additional Service.  Subsequently, Recipient and the applicable Provider shall create and execute an amendment to this Agreement setting forth a description of the Additional Service, any term applicable thereto (including duration) and the commercially reasonable costs applicable to such service it being acknowledged and agreed that the Provider whose obligation it is to provide, or cause to be provided, the applicable service shall have the authority to enter into any such amendment.

Scope of KILICO Services.  On the terms and subject to the conditions contained herein, Recipient shall provide, or shall cause the Purchased Companies or third parties designated by it to provide, to KILICO the KILICO Services listed in this Section 2.02.  Each KILICO Service shall be provided and accepted in accordance with the terms, limitations and conditions set forth herein.  The KILICO Services shall be provided for a period commencing on the Effective Date and ending on the one year anniversary of the Effective Date, subject to prior termination by KILICO on not less than 90 days prior written notice to Recipient (the “KILICO Transition Period”).  The KILICO Services shall include the following:

(yyyyyyyyyyyy)

Legal Support Services.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate legal support services on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.  Such legal support services shall include, without limitation, the retention and provision of books and records and other information which is reasonably relevant to any defense or prosecution of any such claims, and making employees and officers reasonably available to provide additional information, explanation and testimony regarding any such defense or prosecution.

(zzzzzzzzzzzz)

Accounting and Financial Operations Services and Support.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate accounting and financial operations services and support, including but not limited to separate accounts, financial activity reporting, taxes and all required regulatory agency reporting valuation, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(aaaaaaaaaaaaa)

Actuarial Services and Support.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate actuarial services and support, including but not limited to valuation, quarterly and annual reporting, reinsurance reporting, interest crediting, asset liability management and risk monitoring and management (including GRIB monitoring), on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(bbbbbbbbbbbbb)

Information Technology Services and Support.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate information technology services and support, including but not limited to policy administration systems (including software and hardware), interfaces to the SAP Applications and the Data Warehouse, access to the customer and distributor websites related to KILICO, telephony (including 800#s and the Avaya Conversant IVR), and disaster recovery, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(ccccccccccccc)

Policyholder and Distributor Services and Support.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate policyholder and distributor services and support, including but not limited to the contact center, financial and non-financial transaction processing, customer and distributor communications, policy benefits administration, premium collection, commission processing, licensing, tax reporting, and adhoc reporting services, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(ddddddddddddd)

Distributor Relationship Management Services.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate relationship management support with respect to the distributors on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(eeeeeeeeeeeee)

Product Management Support.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate product management support on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(fffffffffffff)

Tax Administration Support Services.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, appropriate tax administration support services on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as provided to KILICO by the Purchased Companies as of the Effective Date.

(ggggggggggggg)

Disaster Recovery.  Recipient hereby agrees to provide, and to cause the Purchased Companies to provide, to KILICO such access to and use of such computer hardware, software and related monitoring and scheduling tools relating to disaster recovery as are provided to KILICO as of the Effective Date under the FGI Service Agreement, on substantially the same basis, for substantially the same purposes, and to substantially the same extent, as before the Effective Date.

(hhhhhhhhhhhhh)

KILICO Conversion Services.

(i)

Recipient shall, and shall cause the Purchased Companies to, cooperate in good faith with KILICO to provide to KILICO the following services (the “KILICO Conversion Services”), in each case, to such extent and for such consideration (including reasonable costs) as is commercially reasonable:

(1)

Such technical and other assistance as is commercially reasonable and necessary for KILICO to convert to KC’s, ZHCA’s , one of their affiliates’ or an administrator’s information, communications, accounting, data storage, personnel and other systems (each such conversion, a "KILICO System Conversion”; all KILICO System Conversions, together, the " KILICO Conversion").

(2)

Such additional assistance in resolving any KILICO Conversion-related issues arising from any KILICO System Conversion for a period of 90 days following the date on which such KILICO System Conversion occurs (such date, the "KILICO System Conversion Date"), which shall be the date set forth in a notice from KILICO to Recipient that KILICO has completed the applicable KILICO System Conversion.

(3)

Such technical and other assistance to KILICO, to transfer to KILICO or its designee and/or, subject to Section 2.08, convert to KC’s, ZHCA’s, one of their affiliates’ or an administrator’s data storage/retrieval systems the information, both current and historical, primarily related to KILICO, its business and activities, its customers and its assets and liabilities (the "KILICO Information") in the Data Warehouse and such other KILICO Information in the possession or control of Recipient, the Purchased Companies and/or their respective affiliates or agents.  The KILICO Information shall not include any information related to the KILICO Transferred Business, which shall remain the property of Recipient.

(4)

Assistance in analyzing, planning and converting the Mainframe System functions primarily related to KILICO (excluding the KILICO Transferred Business) to KC’s, ZHCA’s, one of their affiliates’ or an administrators’ systems, and for converting Data Warehouse functions to KILICO.

(ii)

Recipient shall have no obligation to provide the KILICO Conversion Services unless (1) KILICO provides Recipient with reasonable prior notice of its need for each KILICO Conversion Service, (2) the provision of each KILICO Conversion Service will not be unduly burdensome to Recipient, (3) Recipient will be able to provide each KILICO Conversion Service without undue disruption to its business operations and (4) subject to Section 8.06 hereof, the KILICO Conversion shall be complete not later than the one year anniversary of the Effective Date.

(iiiiiiiiiiiii)

Other Services.  For a period commencing on the Effective Date and ending on the one year anniversary of the Effective Date, KILICO and Recipient shall reasonably cooperate to mutually agree on the provision of such other services necessary or appropriate to the continued operations of KILICO in substantially the same manner as it operated as of the Effective Date, based on the Recipient and the Purchased Companies’ access to systems and facilities and on the historical practices of the Purchased Companies’ support of KILICO (the “KILICO Additional Services”).  KILICO shall provide Recipient with a detailed written notice setting forth the proposed Additional Service.  Within twenty (20) days of receiving such notice, Recipient shall notify KILICO whether it intends to provide, or cause to be provided, such service and the proposed costs for such KILCO Additional Service.  Subsequently, Recipient and ZHCA shall create and execute an amendment to this Agreement setting forth a description of the KILICO Additional Service, any term applicable thereto (including duration) and the commercially reasonable costs applicable to such service.

Cooperation.  Providers and Recipient shall each provide such reasonable cooperation and assistance to the other as may be necessary to enable Providers, on the one hand, and Recipient and the Purchased Companies, on the other hand, to perform their respective obligations hereunder.  Providers and Recipient shall reasonably cooperate in a manner designed to facilitate performance under this Agreement, including using commercially reasonable efforts to keep appropriate licenses in place as necessary to permit the provision of the Services.  Such cooperation shall include, but not be limited to, coordinating communications and actions with regulators concerning licenses and applications for licenses, the display of appropriate signage and other indicia of ownership and examinations by regulators, in each case as is reasonably necessary to preserve required licenses.  Without limiting the generality of the foregoing, Providers, on the one hand, and Recipient and the Purchased Companies, on the other hand, shall have access, subject to normal security measures, to all facilities reasonably necessary to enable Providers, Recipient and the Purchased Companies, as the case may be, to provide the applicable Services in accordance with the terms of this Agreement.  Such access shall include reasonable access to telephones, printers, fax machines and other electronic hardware to be used by for purposes relating to this Agreement.

Remittance of Items after Conversion.  Providers and Recipient hereby covenant and agree that, following the Effective Date:

(jjjjjjjjjjjjj)

Providers shall promptly remit to the applicable Purchased Company any payment or other document or communication received by Providers or any of their affiliates, directors, officers, employees or agents, regardless of the form in which or medium through which received, regarding insurance policies, policy-holders, insurance claims, investments, customers or any other business, activity, asset or liability of any Purchased Company;

(kkkkkkkkkkkkk)

Recipient shall promptly remit to Providers any payment or other document or communication received by any Purchased Company, Recipient or any of their affiliates, directors, officers, employees or agents, regardless of the form in which or medium through which received, regarding insurance policies, policy-holders, insurance claims, investments, customers or any other business, activity, asset or liability of Providers, KILICO (to the extent any such payment, document or communication does not relate to the KILICO Transferred Business) or any of their respective affiliates; and

(lllllllllllll)

Recipient and Providers hereby covenant and agree each to establish, by written notice to the other, a liaison for the receipt of such payments, communications and documents.

Liaisons.  Each party shall designate, by written notice to the other party, a contact or liaison person and an alternate contact or liaison person who shall have responsibility for managing and supervising the rendering of the Services and with whom the other party is authorized to work closely and directly on an operations level to facilitate efficient and effective communication between Recipient and Providers in connection with the Services.  Such contact or alternate shall be available to Recipient and/or Providers, as appropriate, during regular business hours and upon reasonable advance notice by telephone or in person.  Each party shall be solely responsible for all salary and benefits in respect of its contact and alternate, regardless of the amount of time that such persons spend on the Services.  Each party may replace its contact or liaison at any time with another qualified person, by written notice to the other party.

Priority of Services.  Each party shall provide the Services with equal priority as that rendered with respect to such Services as of the Effective Date and shall furnish the Services in a manner substantially consistent with the provision of Services as of the Effective Date.  Each party acknowledges and desires that the Conversion and the KILICO Conversion be accomplished as rapidly as possible and will use reasonable good faith efforts to eliminate its dependency on the Purchased Services or the KILICO Services, as applicable, as soon as is reasonably practicable.

Documentation Handling Procedures.

(mmmmmmmmmmmmm)

As soon as is reasonably practical after each System Conversion Date, Providers shall deliver to Recipient or Recipient’s shipping company, as directed by Recipient and at Recipient’s sole expense, all files, documents, books and records in Providers' possession or control, on paper, or in electronic, magnetic or other medium, primarily related to each System Conversion ("System Records").  If Providers retain or obtain through any means any System Records following such System Conversion Date, Providers shall, at their sole expense, return such System Records to Recipient in an expeditious manner.  Providers shall deliver to Recipient any such trailing Systems Records that they find or receive within 10 business days of Providers' receipt thereof.  Providers shall continue to perform this trailing document support after each applicable System Conversion Date.

(nnnnnnnnnnnnn)

As soon as is reasonably practical after each KILICO System Conversion Date, Recipient shall deliver to KILICO or KILICO’s shipping company, as directed by KILICO and at KILICO’s sole expense, all files, documents, books and records in Recipients’ or the Purchased Companies' possession or control, on paper, or in electronic, magnetic or other medium, primarily related to the converted system or functions ("KILICO System Records").  If Recipients or the Purchased Companies retain or obtain through any means any KILICO System Records following such KILICO System Conversion Date, Recipient shall, at its sole expense, return such KILICO System Records to KILICO in an expeditious manner.  Recipient shall deliver to KILICO any such trailing KILICO Systems Records that it finds or receives within 10 business days of Recipients' or the Purchased Companies’ receipt thereof.  Recipients shall continue to perform this trailing document support after each applicable KILICO System Conversion Date.

Recipient Data.  During the term of this Agreement, each party shall at all times provide to the other party and its agents, upon reasonable notice and during regular business hours, access to any file, record, list, book, literature, product, note or other material (whether on paper or on a magnetic medium) used by the other party in connection with the Services that contains data primarily relating to (i) the Purchased Companies, their respective assets, liabilities and activities, or the KILICO Transferred Business, (ii) Providers or KILICO or their respective assets, liabilities and activities, and/or (iii) the Purchased Services or the KILICO Services (the “Recipient Data”).  The Recipient Data shall not include any record, list, book, literature, product, note or other material that (1) is prohibited from being disclosed or transferred by statutory or regulatory requirements; (2) primarily relates to the Excluded Items; (3) is of a Zurich group wide nature and is not only related to the Purchased Companies but to Affiliates of Zurich Financial Services; provided, that in the case of clause (3), to the extent such materials also relate to the Purchased Companies or the KILICO Transferred Business, excerpts of those portions applicable to the Purchased Companies or the KILICO Transferred Business shall be considered Recipient Data.  Each party shall make all Recipient Data available as required to the other party and to appropriate supervisory authorities, whether requested by any such authority or by the other party.

Use of Services.  Providers shall be required to provide the Purchased Services only to Recipient and the Purchased Companies, and Recipient and the Purchased Companies shall be required to provide KILICO Services only to Providers and KILICO, in accordance with the terms hereof.

Privacy Measures.  Following the Effective Date, Providers and Recipient shall cooperate in taking all reasonable measures that may be necessary or appropriate to prevent each party and its affiliates, officers, directors, employees and agents from obtaining nonpublic financial or other information about the other parties and their other affiliates through the SAP Applications, the Data Warehouse, the CAMRA System, the Provider Intranet System, the Data Links or any other facilities, connections, services or activities contemplated herein, except as reasonably required for each party and their affiliates to provide the Services.

INTELLECTUAL PROPERTY

Transition Licenses.

(ooooooooooooo)

To the extent that Providers, on the one hand, or Recipient or the Purchased Companies, on the other hand, own any technology necessary for use in rendering the Purchased Services or the KILICO Services, respectively, Providers, on the one hand, and Recipient and the Purchased Companies, on the other hand, grant to the other party a limited, non-exclusive, non-transferable, non-sublicensable (except with the prior written consent of the owner of the technology), worldwide, royalty-free license to use such technology only to the extent, and only for the period during which, Providers, on the one hand, or Recipient or the Purchased Companies, on the other hand,  reasonably require the use of such technology, for the sole purpose of providing the applicable Services.  Providers, on the one hand, and Recipient and the Purchased Companies, on the other hand, shall not use, store, collect, alter or disclose any such technology for any purpose other than as expressly provided in this Section 3.01(a).

(ppppppppppppp)

Ownership.  Each party or its affiliates owns all right, title and interest in and to the technology of such party or its affiliates as of the Effective Date, together with all intellectual property associated therewith.

REPRESENTATIONS, WARRANTIES AND COVENANTS

Representations and Warranties.

(qqqqqqqqqqqqq)

Each Provider is a corporation duly organized and in good standing under the laws of its jurisdiction of organization, with full corporate power and authority to enter into this Agreement and to perform its obligations hereunder.  This Agreement has been duly authorized, executed and delivered by each Provider, and represents a legally valid and binding obligation of Providers, enforceable against each Provider in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws of general applicability relating to or affecting creditors’ rights; by general equity principles (regardless of whether such matters are considered in a proceeding in equity or at law); or by the availability of equitable remedies.

(rrrrrrrrrrrrr)

Recipient and each Purchased Company is a corporation duly organized and in good standing under the laws of its jurisdiction of organization, with full corporate power and authority to enter into this Agreement and to perform its obligations hereunder.  This Agreement has been duly authorized, executed and delivered by Recipient, and represents a legally valid and binding obligation of Recipient, enforceable against Recipient in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws of general applicability relating to or affecting creditors’ rights; by general equity principles (regardless of whether such matters are considered in a proceeding in equity or at law); or by the availability of equitable remedies.

Mutual Covenants.

(sssssssssssss)

Licenses.

(i)

Providers shall use their commercially reasonable efforts to obtain, maintain and provide, at Recipient’s sole expense, to the Purchased Companies and Recipient such licenses, permits, consents and approvals of third parties, including governmental and regulatory authorities, as may be required for Providers’ performance, and the Purchased Companies receipt and use of the Purchased Services (the “Purchased Services Licenses”).  Providers hereby represent and warrant to Recipient that, to the knowledge of Providers, the Purchased Services provided by Provider do not, and will not, violate the intellectual property or other rights of any party, or violate the terms of any contract or agreement to which any Provider, Purchased Company or Provider affiliate may be party, or any other legal obligation to which any such party may be subject.  Notwithstanding any provision contained in this Agreement to the contrary, if a Purchased Services License has not been obtained on or prior to the Effective Date, Providers shall not provide the Purchased Services requiring such Purchased Services License until such Purchased Services License has been obtained, and no Provider shall have any liability for its failure to obtain such Purchased Services License or provide such Purchased Services.  During the transition period for any applicable Purchased Service, Providers shall have an obligation to use commercially reasonable efforts to obtain as promptly as possible such Purchased Services License, and upon obtaining such Purchased Services License shall forthwith commence the applicable Purchased Services.

(ii)

Recipient shall, and shall cause the Purchased Companies to, use their commercially reasonable efforts to obtain, maintain and provide, at Providers’ sole expense, to KILICO such licenses, permits, consents and approvals of third parties, including governmental and regulatory authorities, as may be required for Recipient and the Purchased Companies’ performance, and KILICO’s receipt and use of the KILICO Services (the “KILICO Services Licenses”).  Recipient hereby represents and warrants to Providers that, to the knowledge of Recipient, the KILICO Services provided by Recipient and the Purchased Companies do not, and will not, violate the intellectual property or other rights of any party, or violate the terms of any contract or agreement to which any Recipient, Purchased Company or Recipient affiliate may be party, or any other legal obligation to which any such party may be subject.  Notwithstanding any provision contained in this Agreement to the contrary, if a KILICO Services License has not been obtained on or prior to the Effective Date, Recipient and the Purchased Companies shall not provide the KILICO Services requiring such KILICO Services License until such KILICO Services License has been obtained, and neither Recipient nor the Purchased Companies shall have any liability for their failure to obtain such KILICO Services License or provide such KILICO Services.  During the transition period for any applicable KILICO Service, Recipient and the Purchased Companies shall have an obligation to use commercially reasonable efforts to obtain as promptly as possible such KILICO Services License, and upon obtaining such KILICO Services License shall forthwith commence the applicable KILICO Services.

(ttttttttttttt)

No Unauthorized Change in Policies/Procedures.  Providers, on the one hand, and Recipient, on behalf of itself and the Purchased Companies, on the other hand, agree during the term hereof that, except upon the reasonable request of Recipient or Providers, as applicable, Providers and Recipient shall, and Recipient shall cause the Purchased Companies to:

(i)

conduct those Services provided to the Purchased Companies or KILICO, as the case may be, before the Effective Date in substantially the same manner after the Effective Date;

(ii)

not make any change in their policies or procedures relating to the Services after the Effective Date that would have a material adverse effect on the Purchased Services or the KILICO Services, as applicable, except as may be required by law, or as may be approved by the other party; and

(iii)

make any mutually acceptable changes in their procedures in connection with the Services that the other party may reasonably request, provided that the requesting party shall be responsible for any expense incurred in implementing any such change.

(uuuuuuuuuuuuu)

Standards of Performance.  Providers and Recipient shall, and Recipient shall cause the Purchased Companies to, perform the Services in accordance with:

(i)

their customary and usual procedures in providing the applicable services for themselves and/or their affiliates;

(ii)

all applicable provisions of this Agreement;

(iii)

all applicable requirements of law; and

(iv)

due diligence, good faith and reasonable care.

(vvvvvvvvvvvvv)

Confidentiality.  All information furnished by one party to the other party in connection with this Agreement and the transactions contemplated hereby shall be protected as set forth herein and in Section 11.2 of the Purchase Agreement.

(wwwwwwwwwwwww)

Proprietary Information.

(i)

Providers and Recipient agree that all financial and other information about the Purchased Companies contained, stored or entered in, or accessible through, the SAP Applications, the Data Warehouse, the CAMRA System, the Provider Intranet System or the Provider Communication Systems, or otherwise in the possession or control of Providers, their affiliates, agents, directors, officers or employees (including information recorded or entered pursuant to this Agreement), is the property of Recipient and the Purchased Companies and, except as required by law or regulatory examiner, shall not be released by Providers or their affiliates, directors, officers, employees or agents, to any person, other than as reasonably required in connection with the Purchased Services, or as required by applicable law, without the express prior written consent of Recipient.

(ii)

Providers and Recipient agree that all financial and other information about KILCO (to the extent such information is not related to the KILICO Transferred Business) contained, stored or entered in, or accessible through, the SAP Applications, the Data Warehouse, the CAMRA System, the Provider Intranet System or the Provider Communication Systems, or otherwise in the possession or control of the Purchased Companies or Recipient, their respective affiliates, agents, directors, officers or employees (including information recorded or entered pursuant to this Agreement), is the property of KILICO and, except as required by law or regulatory examiner, shall not be released by Recipient or the Purchased Companies or their affiliates, directors, officers, employees or agents, to any person, other than as reasonably required in connection with the Purchased Services, or as required by applicable law, without the express prior written consent of KILICO.

(xxxxxxxxxxxxx)

Obligation to Re-perform.  In the event of a failure to deliver any Service, the nonbreaching party shall provide written notice specifying the exact nature of such failure to deliver to the breaching party.  Upon receipt of written notice, the breaching party shall, or shall cause its agents to, correct in all material respects such error, defect or breach or re-perform in all material respects such Service within thirty (30) days after receiving written notice thereof from the nonbreaching party.

COMPENSATION FOR SERVICES

Fees.

(yyyyyyyyyyyyy)

Unless otherwise expressly set forth herein, in consideration of the Purchased Services, Recipient shall pay Providers a monthly service fee based on the amount historically charged, on a service by service basis, to the Purchased Companies by Providers for the provision of the Purchased Services prior to the Effective Date.

(zzzzzzzzzzzzz)

Unless otherwise expressly set forth herein, in consideration of the KILICO Services, KILICO shall pay Recipient a monthly service fee based on the amount historically charged, on a service by service basis, to KILICO by the Purchased Companies for the provision of the KILICO Services prior to the Effective Date.

Billing and Payment.

(aaaaaaaaaaaaaa)

Providers will bill Recipient on a monthly basis (in arrears) for the amounts due pursuant to the terms of this Agreement.  Payment of any such invoices by Recipient will be due and payable thirty (30) days following receipt of invoice by Recipient.  Absent negligence or bad faith by Providers in preparing it, each such bill shall be binding on Recipient and the Purchased Companies.  Any payments that are not paid within thirty (30) days after receipt of an invoice shall incur interest at a rate equal to the prime rate as published in the Wall Street Journal, Midwest edition, as of the Effective Date.  Upon termination of this Agreement, Providers shall be entitled to the immediate payment of, and Recipient shall within ten (10) business days pay to Providers or such designees, all unpaid accrued amounts for Purchased Services under this Agreement as of the date of termination.

(bbbbbbbbbbbbbb)

Recipient will bill KILICO on a monthly basis (in arrears) for the amounts due pursuant to the terms of this Agreement.  Payment of any such invoices by KILICO will be due and payable thirty (30) days following receipt of invoice by KILICO.  Absent negligence or bad faith by Recipient in preparing it, each such bill shall be binding on KILICO.  Any payments that are not paid within thirty (30) days after receipt of an invoice shall incur interest at a rate equal to the prime rate as published in the Wall Street Journal, Midwest edition, as of the Effective Date.  Upon termination of this Agreement, Recipient shall be entitled to the immediate payment of, and KILICO shall within ten (10) business days pay to Recipient or such designees, all unpaid accrued amounts for KILICO Services under this Agreement as of the date of termination.

Indemnification.

(cccccccccccccc)

Each Provider shall, severally and not jointly, subject to applicable cure periods, indemnify and hold harmless Recipient, the Purchased Companies and their respective affiliates, directors, officers, employees, agents, successors and assigns from and against any and all actual and direct losses, liabilities, damages, settlement payments, judgments, costs and expenses (including reasonable attorneys’ fees) when and as paid (collectively, “Losses”), resulting from or arising directly or indirectly out of (a) any inaccuracy or breach of any representation or warranty made by such Provider in this Agreement, or (b) any breach by such Provider of any covenant, obligation or undertaking made by such Provider in this Agreement;  provided that no Provider shall be obligated to indemnify Recipient or the Purchased Companies for any Losses suffered or incurred by Recipient or the Purchased Companies, directly or indirectly, as a result of (x) any gross negligence or willful misconduct of Recipient, the Purchased Companies or their affiliates and (y) a breach of this Agreement by the actions of another Provider.  In no event shall Providers be liable for any punitive, special or consequential damages.

(dddddddddddddd)

Recipient shall, subject to applicable cure periods, indemnify and hold harmless Providers, KILICO and their respective affiliates, directors, officers, employees, agents, successors and assigns from and against any and all Losses resulting from or arising directly or indirectly out of (a) any inaccuracy or breach of any representation or warranty made by Recipient in this Agreement, or (b) any breach by Recipient or any Purchased Company of any covenant, obligation or undertaking made by Recipient in this Agreement;  provided that Recipient shall not be obligated to indemnify any Provider or KILICO for any Losses suffered or incurred by such Provider or KILICO, directly or indirectly, as a result of any gross negligence or willful misconduct of such Provider, KILICO or their affiliates.  In no event shall Recipient be liable for any punitive, special or consequential damages.

(eeeeeeeeeeeeee)

The amount of Losses sustained by an indemnified party hereunder shall be reduced by any amount received by such party with respect thereto under any insurance coverage or from any other party alleged to be responsible therefore, and by the amount of any tax benefits realized with respect to the Loss.  Each indemnified party hereunder shall use commercially reasonable effort (which shall not require the institution of any litigation) to collect any amounts available under such insurance coverage and from such other third party and to realize any tax benefit with respect to the Loss.

(ffffffffffffff)

Each indemnified party shall be obligated to use its commercially reasonable effort to mitigate any Loss for which it is entitled to seek indemnification hereunder, and the indemnifying party shall not be required to make any payment to an indemnified party in respect of such Loss to the extent the indemnified party has failed to comply with the foregoing obligation.

Procedures.

(gggggggggggggg)

In case any claim shall be made or any action shall be brought with respect to a matter referred to in Section 6.01, the indemnified party shall promptly notify the indemnifying party in writing, setting forth the particulars of such claim or action; provided that any failure to timely give such notice shall not relieve the indemnifying party of any of its obligations under this Article VI except to the extent, and only to the extent, that such failure prejudices or impairs any of the rights or obligations of the indemnifying party; but provided, further, that the indemnified party must notify the indemnifying party in writing of any such claim within six months after the Conversion Date or the KILICO Conversion Date, as applicable.

(hhhhhhhhhhhhhh)

If any such claim involves a claim or action by a third party, the indemnifying party shall have the right, upon written notice to the indemnified party, to elect to assume the defense of such claim or action, including, without limitation, employing counsel selected by it; provided that the indemnified party shall, in its sole discretion, have the right to employ separate counsel in any such action and to participate in the defense thereof, and the fees and expenses of such counsel shall be paid by the indemnified party.

TERMINATION

Termination.  Notwithstanding anything herein to the contrary, this Agreement shall terminate with respect to any Service, and the obligation of Providers or Recipient to provide or cause to be provided such Service shall cease, on the earliest to occur of (i) the one year anniversary of the Effective Date, with respect to the Purchased Services, (ii) the expiration of the KILICO Transition Period, with respect to the KILICO Services, (iii) the date on which the provision of all Services has terminated or been canceled pursuant to Section 8.12 or (iv) the date on which Providers or Recipient, as the case may be, shall have duly elected to terminate such any such service pursuant to the terms hereof.

Breach of Agreement.  If any party shall cause or suffer to exist any material breach of any of its obligations under this Agreement, including any failure to make payments when due, and that party does not cure such default in all material respects within thirty (30) days after receiving written notice thereof from the nonbreaching party, the nonbreaching party may terminate this Agreement with respect to the Services to be provided to it immediately by providing to the breaching party written notice of termination.

Sums Due.  In the event of a termination of this Agreement, (i) Providers, Recipient and the Purchased Companies shall be entitled to any payments incurred or accrued through the date of termination in accordance with Section 6.02 hereof and (ii) FGI shall be entitled to receive the FGI Termination Fees.

GENERAL TERMS

Relationship of the Parties.  The parties agree that in performing their responsibilities pursuant to this Agreement, they are in the position of independent contractors.  This Agreement is not intended to create, nor does it create and shall not be construed to create, a relationship of partner or joint venturer or any association for profit between Providers and KILICO, on the one hand, and Recipient and the Purchased Companies, on the other hand.

Modification and Changes.  This Agreement, together with the applicable provisions of the Purchase Agreement, constitutes the entire agreement between the parties relating to the subject matter hereof.  This Agreement may only be amended by a written document signed by each of the parties.

Assignment.  This Agreement and the rights and obligations created under it shall be binding upon and inure solely to the benefit of the parties hereto and their respective successors and permitted assigns, and no other person shall acquire or have any right under or by virtue of this Agreement.  This Agreement shall not be assigned or transferred by any party without the prior written consent of the other parties.

Waivers.  No party shall be deemed to have waived any of its rights, powers or remedies hereunder unless such waiver is in writing and executed by the waiving party.

Severability.  If any provision or portion thereof of this Agreement is held invalid, illegal, void or unenforceable by reason of any rule of law, administrative or judicial provision or public policy, such provision shall be ineffective only to the extent invalid, illegal, void or unenforceable, and the remainder of such provision and all other provisions of this Agreement shall nevertheless remain in full force and effect.

Force Majeure.  Anything else in this Agreement to the contrary notwithstanding, the System Conversion Date and/or the KILICO System Conversion Date may each be extended to the extent that a party’s performance in the Conversion and/or the KILICO Conversion is prevented or delayed by fire, drought, explosion, flood, earthquake, act of God, or any other event or casualty beyond the reasonable control of Recipient or Providers, as applicable; provided, that the affected party shall resume the applicable conversion as promptly as practicable after any such event.

Notices.  All notices and other communications by Providers or Recipient hereunder shall be in writing to the other party and shall be deemed to have been duly given when delivered in person or to an overnight courier service, receipt requested, or sent via telecopy transmission with receipt verified or when posted by United States registered or certified mail, with postage prepaid, addressed as set forth in the Purchase Agreement.

Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois, without giving effect to the principles of conflicts of laws thereof.

Headings.  The headings contained herein are for convenience of reference only and are not intended to define, limit, expand or describe the scope or intent of any provision of this Agreement.

Execution; Counterparts.  This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument.  Each counterpart may consist of a number of copies hereof each signed by less than all, but together signed by all, of the parties hereto.  Counterparts of this Agreement may be executed and delivered by facsimile transmission.

Transfer of Duties.  Prior to the Conversion Date, Recipient and Providers may propose to undertake certain additional duties and relieve the other party of such duties or request the other party to assume additional duties.  Recipient and Providers shall cooperate in good faith with each other regarding such requests and negotiate in good faith any appropriate change in compensation hereunder to reflect any such changes in duties and services provided hereunder.

Term.  This Agreement shall commence on the Effective Date and shall continue in full force and effect until the later of the one year anniversary of the Effective Date, the Conversion Date and the KILICO Conversion Date, unless this Agreement is terminated sooner as provided under the terms hereof.  The termination of this Agreement shall not terminate, affect or impair any rights, obligations, or liabilities of any party hereto that have accrued prior to such termination or which, under the terms of this Agreement or the Purchase Agreement, continue after termination.  Upon termination of this Agreement, each party hereto shall be obligated to return to the other party, as soon as is reasonably practicable, any equipment or other property of the other party or its affiliates which is in such party’s control or possession.

Survival.  Sections 2.05, 2.08, 2.09, 5.01, Article VI and 8.13 hereof shall survive the termination or expiration of this Agreement.

#

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on their behalf by their duly authorized officers as of the date first set forth above.

ZURICH HOLDING COMPANY OF AMERICA

By:

Name:
Title:

KEMPER INVESTORS LIFE INSURANCE COMPANY

By:

Name:
Title:

FARMERS GROUP, INC.

By:

Name:
Title:

BANC ONE INSURANCE HOLDINGS, INC.

By:

Name:
Title:

#

Exhibit A

Schedule of FGI Termination Fees

Exhibit A to this agreement has been omitted. Exhibit A to this agreement will be furnished to the Securities and Exchange Commission supplementally upon request.

Exhibit 31.1

I, Gale K. Caruso, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kemper Investors Life Insurance Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this  report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting  which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 14, 2003

/s/ GALE K. CARUSO

Gale K. Caruso

Chief Executive Officer

Exhibit 31.2

I, Frederick L. Blackmon, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kemper Investors Life Insurance Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this  report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting  which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 14, 2003

/s/ FREDERICK L. BLACKMON

Frederick L. Blackmon

Chief Financial Officer

                                                                                                                                             Exhibit 32.1

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gale K. Caruso, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

              Dated:  August 14, 2003

                                                    /s/GALE K. CARUSO

Gale K. Caruso

Chief Executive Officer

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

Certification of CFO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick L. Blackmon, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

             Dated:  August 14, 2003

                                /s/FREDERICK L. BLACKMON

Frederick L. Blackmon

                                Chief Financial Officer

This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.