Form 10-Q
period 2003-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2003-11-14
CIK 351754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003.

OR

[ ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.

Commission file number 333-02491*.

KEMPER INVESTORS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

ILLINOIS
(State or other jurisdiction of incorporation or organization)

36-3050975
(I.R.S. Employer Identification No.)

1600 McCONNOR PARKWAY
SCHAUMBURG, ILLINOIS
(Address of principal executive offices)

60196-6801
(Zip Code)

Registrant's telephone number, including area code: (847) 874-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).

Yes

No  X

* Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-Q also relates to Commission file numbers 333-22389, 333-32632,333-54252 and
  333-86044.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Consolidated Balance Sheets -

  September 30, 2003 and December 31, 2002

3

Consolidated Statements of Operations -

  Nine months and three months ended September 30, 2003 and 2002

5

Consolidated Statements of Comprehensive Income (Loss)-

  Nine months and three months ended September 30, 2003 and 2002

6

Consolidated Statements of Cash Flows -

  Nine months ended September 30, 2003 and 2002

7

Notes to Consolidated Financial Statements

9

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

16

  Investments

29

  Liquidity and Capital Resources

31

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

32

ITEM 4. Controls and Procedures

33

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

34

ITEM 6. Exhibits and Reports on Form 8-K

34

Signatures

36

PART 1. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30 2003 (unaudited) ------------	December 31 2002 -----------
ASSETS
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: September 30, 2003, $552,992; December 31, 2002, $3,313,920)	$ 551,465	$ 3,420,773
Equity securities, at fair value (cost: September 30, 2003 $6,702; December 31, 2002, $52,627)	8,328	58,615
Short-term investments	35,178	-
Joint venture mortgage loans	11,800	114,061
Third-party mortgage loans	56,813	57,985
Other real estate-related investments	5,495	5,645
Policy loans	7,384	223,888
Other invested assets	2,210 ----------	2,491 ----------

Total investments	678,673	3,883,458

Cash	191,475	47,436
Accrued investment income	11,290	148,549
Reinsurance recoverable	3,993,791	433,566
Deferred insurance acquisition costs	273,190	431,915
Value of business acquired	-	53,600
Other intangible assets	-	5,502
Deferred income taxes	96,202	73,228
Federal income tax receivable	38,529	11,232
Fixed assets Other assets and receivables	- 23,627	3,179 27,241
Assets held in separate accounts	14,440,832 ----------	13,547,376 -----------

Total assets	$ 19,747,609 ===========	$ 18,666,282 ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits	$ 4,344,046	$ 4,111,063
Other policyholder benefits and funds payable	164,559	178,709
Payable to reinsurers	113,644	14,340
Other accounts payable and liabilities	57,772	91,015
Liabilities related to separate accounts	14,440,832 -----------	13,547,376 -----------

Total liabilities	19,120,853 -----------	17,942,503 -----------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share data)

	September 30 2003 (unaudited) ------------	December 31 2002 -----------
Commitments and contingent liabilities	-	-
Stockholder's equity:
Capital stock-$10 par value, authorized 300,000 shares; issued and outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	841,633	841,633
Accumulated other comprehensive (loss) income	(6,168)	54,009
Retained deficit	(211,209) -----------	(174,363) -----------

Total stockholder's equity	626,756 -----------	723,779 -----------

Total liabilities and stockholder's equity	$19,747,609 ===========	$18,666,282 ===========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 ------------------
	2003 ----	2002 -----	2003 ----	2002 -----
REVENUE
Net investment income	$156,277	$171,368	$45,212	$55,467
Realized investment gains	75,962	12,014	71,037	1,596
Premium income	(1,073)	646	(1,626)	236
Separate account fees and charges	69,217	74,869	21,348	22,946
Broker/dealer commission revenue	18,671	22,276	5,138	7,752
Other income (loss)	2,926 --------	8,626 --------	(5,241) --------	4,311 --------

Total revenue	321,980 --------	289,799 --------	135,868 --------	92,308 --------

BENEFITS AND EXPENSES
Interest credited to policyholders	109,888	114,324	30,263	37,970
Claims incurred and other policyholder benefits	15,404	57,018	7,313	34,045
Taxes, licenses and fees	(2,990)	7,139	870	1,673
Commissions	39,754	64,975	9,698	17,824
Broker/dealer commission expense	18,646	21,841	5,224	7,492
Operating expenses	29,058	51,370	7,387	16,071
Deferral of insurance acquisition cost	(44,534)	(75,730)	(11,055)	(21,069)
Amortization of deferred insurance acquisition costs	145,631	32,356	115,037	12,401
Amortization of value of business acquired	56,828	10,071	54,006	414
Goodwill impairment	-	156,511	-	156,511
Amortization of other intangible assets	506 --------	569 --------	127 --------	190 --------

Total benefits and expenses	368,191 --------	440,444 --------	218,870 --------	263,522 --------

Loss before income tax expense (benefit)	(46,211)	(150,645)	(83,002)	(171,214)

Income tax expense (benefit)
Current	3,490	(9,534)	(12,226)	(15,711)
Deferred	(22,861) --------	11,886 --------	(20,222) --------	12,769 --------

Total income tax expense (benefit)	(19,371) --------	2,352 --------	(32,448) --------	(2,942) --------
Net loss before cumulative effect of accounting change	(26,840)	(152,997)	(50,554)	(168,272)
Cumulative effect of accounting change, net of tax	- --------	(21,907) --------	- --------	- -------

Net loss	$ (26,840) ========	$(174,904) ========	$ (50,554) ========	$(168,272) ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2003 -----	2002 -----	2003 -----	2002 ----
Net loss	$(26,840) ---------	$ (174,904) ----------	$(50,554) ---------	$(168,272) ----------
Other comprehensive income (loss), before tax: Unrealized holding gains (losses) on investments arising during period:
Unrealized holding gains (losses) on investments	(6,620)	92,209	(101,818)	74,182
Adjustment to value of business acquired	(7,098)	(2,696))	(5,421)	(2,512)
Adjustment to deferred insurance acquisition costs	(4,167) --------	(12,051) --------	10,338 --------	(10,810) --------

Total unrealized holding gains (losses) on investments arising during period	(17,885) --------	77,462 -------	(96,901) --------	60,860 -------

Less reclassification adjustments for items included in net loss:
Adjustment for losses included in realized investment results	119,691	20,638	113,079	22
Adjustment for amortization of premium on fixed maturities securities included in net investment income	(15,464)	(4,928)	(4,834)	(2,105)
Adjustment for gains included in amortization of value of business acquired	(10,326)	(433)	(10,322)	(5)
Adjustment for gains included in amortization of deferred insurance acquisition costs	(22,490) -------	(1,076) -------	(20,429) -------	(555) -------

Total reclassification adjustments for items included in net loss	71,411 ------	14,201 --------	77,494 ------	(2,643) --------

Other comprehensive income (loss), before related income tax expense (benefit)	(89,296)	63,261	(174,395)	63,503

Related income tax expense (benefit)	(29,119) --------	22,032 --------	(58,904) --------	22,226 --------

Other comprehensive income (loss), net of tax	(60,177) --------	41,229 --------	(115,491) --------	41,277 --------

Comprehensive loss	$(87,017) =========	$(133,675) ========	$(166,045) ========	$(126,995) ========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30 -------------------
	2003 --------	2002 -------
Cash flows from operating activities
Net loss	$ (26,840)	$ (174,904)
Reconciliation of net loss to net cash flow from operating activities:
Realized investment gains	(75,962)	(12,014)
Interest credited and other charges	107,706	150,299
Deferred insurance acquisition costs, net	101,098	(43,375)
Amortization of value of business acquired	56,828	10,071
Goodwill impairment	-	156,511
Amortization of net discount/premium on investments	15,465	4,928
Amortization of other intangible assets	506	569
Deferred income taxes	6,146	9,205
Net change in current federal income taxes	(27,297)	(7,309)
Benefits and premium taxes due related to separate account business-owned life insurance	(20,805)	(16,476)
Funds withheld account transfer	-	(222,500)
Payable to reinsurers	78,552	16,017
Reinsurance with Federal Kemper Life Assurance (“FKLA”)	182,803	-
Cumulative effect of accounting change, net of tax	-	21,907
Other, net	3,874 ----------	(57,427) ----------

Net cash flow from operating activities	402,074 ----------	(164,498) ----------

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	151,672	136,679
Fixed maturity securities sold prior to maturity	1,136,514	1,836,006
Equity securities sold prior to maturity	10	-
Mortgage loans, policy loans and other invested assets	186,445	60,373
Reinsurance with FKLA	3,192,609	-
Cost of investments purchased or loans originated: Fixed maturity securities	(1,406,488)	(1,963,124)
Mortgage loans, policy loans and other invested assets	(62,694)	(40,321)
Short-term investments, net	(35,178)	9,637
Net change in receivable and payable for securities transactions	19,633	138,840
Net change in other assets	3,179 --------	1,601 ---------

Net cash from investing activities	3,185,702 ----------	179,691 ---------

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30 -------------------
	2003 --------	2002 -------
Cash flows from financing activities Policyholder account balances:
Deposits	264,169	349,108
Withdrawals	(167,785)	(416,782)
Capital contribution	-	32,681
Dividends paid to stockholders	(10,006)	-
Cash overdrafts	-	(13,060)
Reinsurance with FKLA	(3,530,115) ---------	- ---------

Net cash from financing activities	(3,443,737) ---------	(48,053) ---------

Net increase (decrease) in cash	144,039	(32,860)
Cash, beginning of period	47,436 ----------	57,374 ---------

Cash, end of period	$ 191,475 ==========	$ 24,514 =========

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1.

Basis of Presentation

Kemper Investors Life Insurance Company is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states, except New York. Zurich Life Insurance Company of New York (“ZLICONY”), a wholly-owned subsidiary through September 3, 2003, is licensed in the State of New York.  See footnote 4 below.  Kemper Investors Life Insurance Company ("KILICO" or "the Company"), is wholly-owned by Kemper Corporation ("Kemper"), a non-operating holding company. Kemper is a wholly-owned subsidiary of Zurich Holding Company of America (“ZHCA”), a holding company.  ZHCA is a wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS”), a Swiss holding company.

In the opinion of management, all necessary adjustments consisting of normal recurring accruals have been made for a fair statement of the results of KILICO for the periods included in these financial statements. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the 2002 Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements include the accounts of the Company on a consolidated basis through the period ended August 31, 2003. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 2002 consolidated financial statements in order for them to conform to the 2003 presentation.

2.

Goodwill

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

In September 2002, the board of directors of our indirect, 100% shareholder, ZFS, approved a plan designed to improve the profitability of ZFS and its subsidiaries.  Under this plan, ZFS considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan was the goodwill associated with the acquisition of the Zurich Life companies.  As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002.

3.

Operations by Business Segment

The Company has two primary operating segments, life insurance and annuities, that offer different types of products and services. These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, the Company uses the caption “net operating income (loss)” as an operating measure of segment performance. Net operating income (loss) is calculated by deducting realized investment gains or losses, net of related income taxes, from net income (loss). Realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating revenues, operating earnings or net operating earnings should not be viewed as substitutes for revenues, income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. Also, the Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

(in thousands)	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$ 44,684	$ 208,601	$ 253,285	$ 52,594	$ 225,191	$ 277,785

Operating income (loss) before tax expense (benefit) and cumulative effect of accounting change	$ 7,898	$(130,071)	$(122,173)	$ (21,763)	$(140,896)	$(162,659)
Income tax expense (benefit) on operations	2,903	(48,861)	(45,958)	3,570	(5,423)	(1,853)
Net operating income (loss) before cumulative effect of accounting change	$ 4,995	$(81,210)	$(76,215)	$(25,333)	$(135,473)	$ (160,806)
Cumulative effect of accounting change, net of tax	-	-	-	-	(21,907)	(21,907)
Net operating income (loss)	$ 4,995	$(81,210)	$ (76,215)	$ (25,333)	$ (157,380)	$ (182,713)

Total assets	$10,355,414	$9,392,195	$19,747,609	$8,885,495	$8,563,976	$17,449,471
Total reserve for policyholder benefits in the general account	$ 816,616	$3,527,430	$ 4,344,046	$ 621,718	$3,106,142	$ 3,727,860
Total separate account liabilities	9,329,178	5,111,654	14,440,832	8,114,780	4,508,151	12,622,931
Total reserve for policyholder benefits	$10,145,794	$8,639,084	$18,784,878	$8,736,498	$7,614,293	$16,350,791

The following table reconciles the Company’s net operating loss to its net loss:

(in thousands)	Nine Months Ended September 30,
	2003	2002

Total net operating loss, per above	$ (76,215)	$ (182,713)
Realized investment gains, net of tax	49,375	7,809
Net loss	$ (26,840)	$ (174,904)

4.

Sales and Reinsurance Assumed

On September 3, 2003 (the “Closing Date”), KILICO transferred portions of its business through a one hundred percent coinsurance arrangement, as well as the capital stock of its wholly-owned subsidiaries, to its former affiliate, Federal Kemper Life Assurance Company (“FKLA”).  Prior to the Closing Date, KILICO, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a Mutual Legal Reserve Company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper.  Following the Closing Date, KILICO remains a direct, wholly-owned subsidiary of Kemper.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), between ZHCA, Kemper, KILICO, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”).  Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct Inc. to BOIH.  BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, directs the day-to-day operations of FLA.  BOIH further agreed to acquire control of the KILICO Subsidiaries.  The “KILICO Subsidiaries” include Investors Brokerage Services, Inc., ZLICONY, Investors Brokerage Services Insurance Agency, Inc., PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc.

Upon the closing on September 3, 2003 of the transactions (the “Closing”) contemplated by the Purchase Agreement, including a Coinsurance Agreement, effective as of the Closing (the “Coinsurance Agreement”), KILICO ceded to FKLA, and FKLA assumed on a coinsurance basis, 100% of the General Account Liabilities.  The “General Account Liabilities” include all of KILICO’s gross liabilities and obligations, including benefits, claims, taxes, commissions and assessments for certain types of existing individual and group life insurance policies and annuity contracts (the “Reinsured Policies”), except for certain retained liabilities.  The Reinsured Policies also include certain policies to be written by KILICO for a specified period subsequent to the Closing.

Upon the Closing, KILICO also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, 100% of the Separate Account Liabilities.  The “Separate Account Liabilities” are all liabilities that were reflected in KILICO’s separate accounts and that relate to the Reinsured Policies.  Pursuant to the modified coinsurance framework under which Separate Account Liabilities are reinsured, ownership of the underlying separate accounts was not transferred to FKLA.

In consideration of FKLA’s assumption of the General Account Liabilities, KILICO transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below.  “Transferred Coinsurance Assets”, as calculated on a statutory accounting basis, means (a)(i) all of the issued and outstanding shares of the KILICO Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) KILICO’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for the exclusive benefit of KILICO funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis.  FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400,000,000 or less.

KILICO also transferred to FKLA in consideration of FKLA’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the ministerial actions required of KILICO with respect to the Bank Owned Life Insurance policies (the “BOLI Policies”) are performed by FKLA in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. KILICO has also agreed that, for a period of three years following the Closing Date, it will not, except under limited circumstances, issue any new BOLI Policies.

The “Ceding Commission” was $120,000,000, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from FKLA to KILICO, but rather was withheld from the investment assets transferred from KILICO to FKLA as part of the Transferred Coinsurance Assets. In accordance with the terms of the Coinsurance Agreement and the Purchase Agreement, KILICO and FKLA are currently finalizing certain post closing adjustments to the future Ceding Commission and such adjustments may also have an impact on the financial statements of KILICO.

The Company remains primarily responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and is not relieved of its obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.5 billion. Separate account assets that support the Separate Account Liabilities but were not ceded to FKLA under the modified coinsurance arrangement totaled $2.0 billion.

The following table is a summary of balance sheet line items affected by the accounting for the initial coinsurance transaction.

(in millions)	Debit/(Credit)

Invested assets	$ (3,192.6)
Accrued investment income	(135.3)
Initial ceding commission	(73.1)
Other assets	(5.0)
Future policyholder benefits	3,530.1
Other liabilities	33.5

Prior to the Closing, KILICO and FKLA shared common management and employees and FKLA performed the administration of KILICO’s business through an administrative services arrangement. With the sale of FKLA to BOIH, KILICO has established post-Closing Date service arrangements for the operation of its business on both a short and long term basis.  On a long-term basis, the overall corporate and business administration of KILICO will be performed by its affiliate, Farmers New World Life Insurance Company (“FNWL”), subject to the oversight of our new officers, directors and employees.  The administrative service agreement between KILICO and FNWL has been filed for approval with the Washington and Illinois state insurance departments but will not become effective until it is thereby approved.  For an interim period of up to one year, pursuant to a transition services agreement, FKLA will provide transition services to KILICO and FNWL with respect to the overall operations of the Company.  In addition, for a period of up to one year FKLA will provide administrative services with respect to the Company's Destinations business until a third party administrator is selected by KILICO.  The Reinsured Policies and BOLI business will be administered by FKLA on a long term basis subject to the oversight of KILICO.

As part of the Coinsurance Agreement, FKLA is responsible for providing certain administrative services with respect to the Reinsured Policies.  This includes, but is not limited to, policy and policyholder administration, separate account administration, preparing accounting and actuarial information, and certain aspects of legal compliance.

In addition, under a separate transition services agreement, FKLA is responsible for providing services in the following categories to KILICO for up to one year from the date of the Closing: legal support services, accounting and financial operations services and support, actuarial services and support, information technology services and support, policyholder and distributor services and support, distributor relationship management services, product management services, tax administration support services, disaster recovery, system conversion services and other services as required. The transition services agreement is designed to facilitate KILICO’s continued operations, in substantially the same manner as it operated prior to the Closing, while KILICO transitions to a new management team and new employees.

On September 3, 2003, Kemper, the sole shareholder of KILICO, elected a new board of directors and a new senior management team. (See ITEM 4-Submission of Matters to a Vote of Security Holders). None of the individuals serving on KILICO’s board of directors or in senior management positions prior to the Closing Date continue to serve in any capacity as directors or officers of KILICO.

In the third quarter of 2003, the Company exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were to be excluded from the companies acquired by BOIH as outlined in the Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets received by the Company and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million.

1.

Invested Assets

In the third quarter of 2003, Kemper purchased, at book value, invested assets from the Company, totaling $113.0 million and consisting primarily of joint venture mortgage loans. These loans were made to a master limited partnership whose underlying investment is a water development project in California.

2.

Accounting Pronouncements

Pursuant to GAAP, no additional liabilities for future policy benefits related to guaranteed retirement income benefits (“GRIB”) have been established for policies that have not been deemed to have elected annuitization.  However, Statement of Position 03-01(“SOP 03-01”), Accounting And Reporting By Insurance Enterprises For Certain Nontraditional Long-Duration Contracts And For Separate Accounts (finalized in July of 2003), issued by the American Institute of Certified Public Accountants, provides guidance for establishing additional reserves for guaranteed living benefits. Upon adoption, liabilities for future policy benefits for GRIB in future periods could vary significantly from amounts recorded as of September 30, 2003.  SOP 03-01 is effective for fiscal years beginning after December 15, 2003. The Company is currently evaluating the impact that this SOP will have on its financial statements.

In April 2003, the FASB released Statement 133 (“SFAS 133”) Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company currently expects to adopt DIG B36 on October 1, 2003 and is evaluating the impact that this guidance will have on its financial results. The impact of adopting DIG B36, if material, is to be reported as a cumulative-effect-type adjustment of net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by KILICO with the SEC, press releases, presentations by KILICO or its management or oral statements) about markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements.  All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

RESULTS OF OPERATIONS

The following discussion is for the nine-month period ended September 30, 2003. Events for the three-month period ended September 30, 2003 are discussed where appropriate.

Kemper Investors Life Insurance Company and subsidiaries through eight months ended August 31, 2003, ("KILICO", "the Company", "we", "our" or "us") recorded a net loss of $26.8 million in the first nine months of 2003, compared with a net loss of $174.9 million for the first nine months of 2002.

The following table reflects the components of the net loss:

Net loss

(in millions)

	Nine Months Ended September 30 -------------------
	2003 -------	2002 -------
Operating earnings before goodwill impairment and amortization of definite- lived intangible assets	$ (75.7)	$ (3.7)
Goodwill impairment	-	(156.5)
Amortization of definite-lived intangible assets	(.5)	(.6)
Realized capital gains, net of tax	49.4	7.8
Cumulative effect of accounting change, net of tax	- -----	(21.9) -----
Net loss	$ (26.8) =====	$(174.9) =====

The following table reflects the major components of net realized capital gains and losses included in the net loss:

Realized capital gains (losses)
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2003 -------	2002 -------	2003 -------	2002 -------
Fixed maturity securities	$ 72.6	$ 21.7	$ 65.2	$ 3.8
Preferred stock	5.9	-	5.9	-
Fixed maturity writedowns	(2.4)	(12.7)	-	(5.1)
Real estate-related investments and other	(.1)	3.0	-	2.9
Realized investment gains	76.0	12.0	71.1	1.6
Income tax expense	26.6	4.2	24.9	.6
Realized capital gains	$ 49.4	$ 7.8	$ 46.2	$ 1.0

In 2003, the $72.6 million and $5.9 million in realized capital gains on fixed maturity securities and preferred stock, respectively, are primarily related to the transfer of assets under a coinsurance agreement with Federal Kemper Life Assurance Company (“FKLA”), as described below.  The $2.4 million of write-downs are related to other-than-temporary declines in value of certain securities, primarily certain airline issues.

On September 3, 2003 (the “Closing Date”), we transferred portions of our business through a one hundred percent coinsurance arrangement, as well as the capital stock of our wholly-owned subsidiaries, to a former affiliate, FKLA.  Prior to the Closing Date, KILICO, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a Mutual Legal Reserve Company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper Corporation (“Kemper”).  Following the Closing Date, KILICO remains a direct, wholly-owned subsidiary of Kemper.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), between Zurich Holding Company of America (“ZHCA”), Kemper, KILICO, Zurich Financial Services (“ZFS”), Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”).  Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct Inc. to BOIH.  BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, directs the day-to-day operations of FLA.  BOIH further agreed to acquire control of the KILICO Subsidiaries.  The “KILICO Subsidiaries” include Investors Brokerage Services, Inc., Zurich Life Insurance Company of New York (“ZLICONY”), Investors Brokerage Services Insurance Agency, Inc., PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc.

Upon the closing on September 3, 2003 of the transactions (the “Closing”) contemplated by the Purchase Agreement, including a Coinsurance Agreement, effective as of the Closing (the “Coinsurance Agreement”), we ceded to FKLA, and FKLA assumed on a coinsurance basis, 100% of the General Account Liabilities.  The “General Account Liabilities” include all of our gross liabilities and obligations, including benefits, claims, taxes, commissions and assessments for certain types of existing individual and group life insurance policies and annuity contracts (the “Reinsured Policies”), except for certain retained liabilities.  The Reinsured Policies also include certain policies to be written by us for a specified period subsequent to the Closing.

Upon the Closing, we also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, 100% of the Separate Account Liabilities.  The “Separate Account Liabilities” are all liabilities that were reflected in our separate accounts and that relate to the Reinsured Policies.  Pursuant to the modified coinsurance framework under which Separate Account Liabilities are reinsured, ownership of the underlying separate accounts was not transferred to FKLA.

In consideration of FKLA’s assumption of the General Account Liabilities, we transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below.  “Transferred Coinsurance Assets”, as calculated on a statutory accounting basis, means (a)(i) all of the issued and outstanding shares of the KILICO Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) our interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies.  Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for our exclusive benefit funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis.  FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400,000,000 or less.

We also transferred to FKLA in consideration of FKLA’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the ministerial actions required of us with respect to the Bank Owned Life Insurance policies (the “BOLI Policies”) are performed by FKLA in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. We have also agreed that, for a period of three years following the Closing Date, we will not, except under limited circumstances, issue any new BOLI Policies.

The “Ceding Commission” was $120,000,000, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred to us from FKLA, but rather was withheld from the investment assets transferred from us to FKLA as part of the Transferred Coinsurance Assets. In accordance with the terms of the Coinsurance Agreement and the Purchase Agreement, we, along with FKLA, are currently finalizing certain post closing adjustments to the Ceding Commission and such adjustments may also have an impact on our future financial statements.

We remain primarily responsible to the policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and are not relieved of our obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.5 billion. Separate account assets that support the Separate Account Liabilities but were not ceded to FKLA under the modified coinsurance arrangement totaled $2.0 billion.

The following table is a summary of balance sheet line items affected by the accounting for the initial coinsurance transaction.

(in millions)	Debit/(Credit)

Invested assets	$ (3,192.6)
Accrued investment income	(135.3)
Initial ceding commission	(73.1)
Other assets	(5.0)
Future policyholder benefits	3,530.1
Other liabilities	33.5

Prior to the Closing, we shared common management and employees with FKLA and FKLA performed the administration of our business through an administrative services arrangement. With the sale of FKLA to BOIH, we have established post-Closing Date service arrangements for the operation of our business on both a short and long term basis.  On a long-term basis, our overall corporate and business administration will be performed by our affiliate, Farmers New World Life Insurance Company (“FNWL”), subject to the oversight of our new officers, directors and employees.  The administrative service agreement between us and FNWL has been filed for approval with the Washington and Illinois state insurance departments but will not become effective until it is thereby approved.  For an interim period of up to one year, pursuant to a transition services agreement, FKLA will provide transition services to us and FNWL with respect to our overall operations.  In addition, for a period of up to one year FKLA will provide administrative services with respect to our Destinations business until we select a third party administrator.  The Reinsured Policies and BOLI business will be administered by FKLA on a long term basis subject to our oversight.

As part of the Coinsurance Agreement, FKLA is responsible for providing certain administrative services with respect to the Reinsured Policies.  This includes, but is not limited to, policy and policyholder administration, separate account administration, preparing accounting and actuarial information, and certain aspects of legal compliance.

In addition, under a separate transition services agreement, FKLA is responsible for providing services to us in the following categories for up to one year from the date of the Closing: legal support services, accounting and financial operations services and support, actuarial services and support, information technology services and support, policyholder and distributor services and support, distributor relationship management services, product management services, tax administration support services, disaster recovery, system conversion services and other services as required. The transition services agreement is designed to facilitate our continued operations, in substantially the same manner as we operated prior to the Closing, while we transition to a new management team and new employees.

In the third quarter of 2003, we exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were to be excluded from the companies acquired by BOIH as outlined in the Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets we received and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million.

The gain realized on the transfer of invested assets to FKLA as part of the coinsurance agreement accelerated the amortization of deferred insurance acquisition costs and value of business acquired. Also, as a result of ceding a significant portion of its business, future gross profits related to these blocks of business were also transferred to FKLA. This resulted in additional amortization of deferred insurance acquisition costs and the full amortization of the remaining value of business acquired.

Due to the significant nature of the coinsurance agreement with FKLA, numerous lines within the financial statements were affected. Where material, these lines are discussed.

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

In September 2002, the board of directors of our indirect, 100% shareholder, ZFS, approved a plan designed to improve the profitability of ZFS and its subsidiaries.  Under this plan, ZFS considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets.  Among the assets affected by the approval of the plan was the goodwill associated with the acquisition of the Zurich Life companies.  As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002.

Operating earnings before goodwill impairment and amortization of definite-lived intangible assets resulted in a loss of $75.7 million for the first nine months of 2003, compared with a loss of $3.7 million in the first nine months of 2002. This larger loss was primarily due to:

*

a decrease in spread revenue (net investment income less interest credited to policyholders),

*

a decrease in premium income,

*

a decrease in separate account fees and charges,

*

a decrease in other income,

*

an increase in the amortization of deferred insurance acquisition costs, primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to FKLA, and

*

an increase in the amortization of the value of business acquired,

offset by

*

a decrease in claims incurred and other policyholder benefits, primarily due to a decrease in policyholder reserves in 2003 for variable annuity guaranteed benefits resulting from the recent improvement in the stock market,

*

a decrease in taxes, licenses and fees,

*

a decrease in commissions and operating expenses, net of the deferral of insurance acquisition costs, and

*

an increase in income tax benefit on operating losses.

Sales and reinsurance assumed
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2003 -------	2002 -------	2003 -------	2002 -------
Annuities:
Variable	$ 366.8	$ 847.0	$ 128.3	$ 171.9
Fixed	188.5 -------	150.2 -------	52.4 -------	84.7 -------
Total annuities	555.3 -------	997.2 -------	180.7 -------	256.6 -------

Life insurance:
Separate account business-owned life insurance ("BOLI")	219.0	237.9	47.4	17.7
Separate account variable universal life insurance	7.9	12.2	2.4	3.4
Term life	3.9	2.6	1.3	1.1
Interest-sensitive life	.8 -------	.8 -------	.3 -------	.3 -------
Total life	231.6 -------	253.5 -------	51.4 -------	22.5 -------
Total sales	$ 786.9 =======	$ 1,250.7 =======	$ 232.1 =======	$ 279.1 =======

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. For variable annuity deposits we receive administrative fee revenue and on variable life insurance contracts we collect cost of insurance charges. For fixed-rate annuity business we manage spread revenue, defined as net investment income less interest credited to policyholders.

Variable annuity deposits, including deposits under the fixed account option, decreased $480.2 million in the first nine months of 2003, compared with the same period in 2002. The decrease is primarily due to lower sales of our DestinationsSM product. In the fourth quarter of 2001, we discontinued offering the guaranteed retirement income benefit (“GRIB”) option with the DestinationsSM product due to the continued decline in the stock market and, in the first quarter of 2003, we discontinued all new sales of DestinationsSM. We have, however, continued to receive additional deposits in existing contracts.

The GRIB is an optional benefit to the DestinationsSM variable annuity. For an additional asset-based fee it allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB Base prior to attained age 80 is the greatest of:

*

the contract value (account value),

*

the greatest anniversary value before the exercise (annuitization) date, or

*

purchase payments minus previous withdrawals, accumulated at 5 percent interest per year to the annuitization date.

Fixed annuity deposits increased $38.3 million in the first nine months of 2003, compared with the same period in 2002, primarily due to strong sales of our Zurich Classic II fixed annuity product in the first quarter of 2003. In the first quarter of 2003, Zurich Life Insurance Company of New York, formerly a wholly-owned subsidiary, began sales of the Zurich Classic II product in the State of New York.

BOLI deposits decreased $18.9 million in the first nine months of 2003, compared with the same period in 2002. Due to the nature of the BOLI product - high dollar volume per sale, low frequency of sales, the level of BOLI sales can fluctuate, sometimes significantly, between periods.  Continued maturation of the BOLI market and company ratings can also affect the level of BOLI sales.  As part of the coinsurance agreement with FKLA we have agreed to not issue any new BOLI policies, with certain exceptions, for a period of three years from September 3, 2003, the Closing Date of the agreement. As a result, BOLI premium is expected to be somewhat lower as compared to prior years. We will continue to receive renewal premiums on existing BOLI policies.

Assets under management
(in millions)

	September 30 2003 ----------	December 31 2002 ----------	September 30 2002 ----------
General account	$ 870.2	$ 3,930.9	$ 3,842.8
Separate account – BOLI	9,245.7	8,769.6	8,039.8
Separate account – non BOLI-reinsured	1,968.2	-	-
Separate account - non BOLI-retained	3,226.8 -------	4,777.8 --------	4,583.2 --------
Total	$ 15,310.9 =======	$ 17,478.3 ========	$ 16,465.8 ========

Total assets under management decreased $2.2 billion from December 31, 2002, to September 30, 2003, primarily reflecting the transfer of assets to FKLA as part of the coinsurance agreement. Along with equity market fluctuations, total assets under management are also affected by interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year, as discussed below.

Spread revenue decreased in the first nine months of 2003, compared with the same period in 2002. Investment income decreased primarily due to the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment.

Interest credited decreased in the first nine months of 2003, compared with the same period in 2002, mainly due to lower average account balances for policies in force and lower average interest crediting rates.

Premium income decreased $1.7 million in the first nine months of 2003, compared with the first nine months of 2002, primarily due to the coinsurance agreement with FKLA. The decrease is primarily due to the initial coinsurance transaction recorded in the third quarter of 2003. Assets were transferred to FKLA in an amount equal to the reserves assumed by FKLA.

Separate account fees and charges
(in millions)

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
	2003 -----	2002 -----	2003 -----	2002 -----

Separate account fees on non-BOLI variable life and annuities	$ 58.8	$ 65.2	$ 18.6	$ 20.4
BOLI cost of insurance (“COI”) charges and fees – direct	128.2	125.8	44.9	38.4
BOLI cost of insurance charges and fees – ceded (1)	(121.7)	(120.0)	(43.2)	(36.2)
BOLI premium tax expense loads (2)	3.9 -----	3.9 -----	1.0 -----	.4 -----
Total	$ 69.2 =====	$ 74.9 =====	$ 21.3 =====	$ 23.0 =====

-----------------------------------------------

(1) Includes $.7 million of cost of insurance charges
    ceded, related to appreciation of the BOLI funds withheld account (“FWA”)
    for the nine months ended September 30, 2002.

(2) There is a corresponding offset in taxes, licenses and fees.

Separate account fees on non-BOLI variable life and annuities decreased in the first nine months of 2003, compared with the same period in 2002, primarily due to the coinsurance agreement with FKLA. As part of the agreement, we cede to FKLA separate account fees related to the reinsured blocks of business as well as additional fees representing 8 to 12 basis points earned on the separate account assets underlying the BOLI policies. These fees are compensation to FKLA for performing certain administrative work on the BOLI policies.

Also contributing to the decrease is the prolonged decline in the stock market in 2002 and the first three months of 2003, as the fees are primarily asset-based. As the market continues to improve and separate account assets increase, the separate account fees should increase over time.

Net BOLI cost of insurance charges and fees increased $.7 million in the first nine months of 2003, compared with 2002.  The increase is primarily  related to the transfer of the assets supporting the FWA to a trust.  Prior to the transfer, we ceded additional cost of insurance charges due to appreciation of the FWA resulting in ceded COI charges in excess of 100 percent of direct COI charges received.

Other income decreased $5.7 million in the first nine months of 2003, compared with the same period in 2002. The decrease was due, in part, to the write-off of fixed assets, policy loan balances, and other assets that were deemed either uncollectible or non-recoverable during 2003.

Policyholder surrenders, withdrawals and death benefits
(in millions)

	Nine Months Ended September 30 ------------------		Three Months Ended September 30 ------------------
	2003 --------	2002 --------	2003 --------	2002 --------
General account	$ 222.0	$ 280.0	$ 59.0	$ 87.8
Separate account	388.2 ------	430.9 ------	93.6 ------	146.7 ------

Total	$ 610.2 ======	$ 710.9 ======	$ 152.6 ======	$ 234.5 ======

Reflecting the current interest rate environment and other competitive market factors, we adjust our crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also improve over time by increasing investment income.

General account surrenders, withdrawals and death benefits decreased $58.0 million in the first nine months of 2003, compared with the first nine months of 2002, as policyholders opted for the relatively safer investment options offered by the general account.

Separate account surrenders, withdrawals and death benefits decreased
$42.7 million in the first nine months of 2003, compared with the first nine months of 2002. Excluding a partial withdrawal on a BOLI contract of approximately $27.8 million, separate account surrenders, withdrawals and death benefits decreased $70.5 million in the first nine months of 2003, compared with the same period in 2002. The decrease occurred primarily in the second and third quarter of 2003, as the stock market improved.

Claims incurred and other policyholder benefits decreased $41.6 million for the first nine months of 2003, compared with the same period in 2002.  The decrease is primarily due to a decrease in policyholder reserves in 2003 for guaranteed minimum death benefits (“GMDB”) on certain of our variable annuity contracts.  The decrease in GMDB policyholder reserves is primarily due to a recent improvement in the stock market, somewhat offset by increasing variable annuity business in-force. We reserve for death benefit guarantees in our variable annuities. For policies that were deemed to have elected annuitization, GRIB reserves have been established to cover the present value of future benefits in excess of account value. Declines in the stock market would have the impact of increasing these GMDB and GRIB reserves. Conversely, an improvement in the stock market would generally have the impact of decreasing these reserves.

Pursuant to accounting principles generally accepted in the United States of America (“GAAP”), no additional liabilities for future policy benefits related to guaranteed retirement income benefits have been established for policies that have not been deemed to have elected annuitization.  However, Statement of Position 03-01(“SOP 03-01”), Accounting And Reporting By Insurance Enterprises For Certain Nontraditional Long-Duration Contracts And For Separate Accounts (finalized in July of 2003), issued by the American Institute of Certified Public Accountants, provides guidance for establishing additional reserves for guaranteed living benefits. Upon adoption, liabilities for future policy benefits for GRIB in future periods could vary significantly from amounts recorded as of September 30, 2003.  SOP 03-01 is effective for fiscal years beginning after December 15, 2003. We are currently evaluating the impact that this SOP will have on our financial statements.

In April 2003, the FASB released Statement 133 (“SFAS 133”) Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company currently expects to adopt DIG B36 on October 1, 2003 and is evaluating the impact that this guidance will have on its financial results. The impact of adopting DIG B36, if material, is to be reported as a cumulative-effect-type adjustment of net income.

Taxes, licenses and fees decreased in the first nine months of 2003, compared with the same period in 2002. The decrease occurred primarily in the second quarter of 2003 and was mainly due to the release of an over-accrual for prior years’ premium taxes payable as well as the decrease in BOLI premiums through the first three quarters of 2003.

Commissions and operating expenses, net of the deferral of insurance acquisition costs, decreased in the first nine months of 2003, compared with the first nine months of 2002. The decrease is primarily due to a decrease in operating expenses. The decrease in operating expenses was mainly attributable to exiting certain lines of business and a significant focus on operations and IT re-engineering and expense reductions.

The amortization of deferred insurance acquisition costs increased in the first nine months of 2003, compared with the same period in 2002.  The primary reason for the increase is the write-off of deferred insurance acquisition costs related to the blocks of business ceded to FKLA.

The amortization of the value of business acquired increased $46.8 million in the first nine months of 2003, compared with the same period in 2002, due to the write-off of the value of business acquired asset. The balance that was written off was related to certain blocks of business that were ceded to FKLA.

The income tax benefit increased in the first nine months of 2003, compared with the same period in 2002. The effective tax rate for the period ended September 30, 2003 was 42%, compared with negative 2% for the same period ended in 2002. The primary reason for this difference is the non-deductibility of the write-off of the goodwill in the third quarter of 2002.

Operations by Business Segment

We have two primary operating segments, life insurance and annuities, that offer different types of products and services. These two operating segments reflect the way the Company manages its operations and makes business decisions.

In the following table, we use the caption “net operating income (loss)” as an operating measure of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses, net of related income taxes, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and may not be indicative of operational trends.

The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating revenues, operating earnings or net operating earnings should not be viewed as substitutes for revenues, income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. Also, the Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

(in thousands)	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Life	Annuity	Total	Life	Annuity	Total

Total operating revenue	$ 44,684	$ 208,601	$ 253,285	$ 52,594	$ 225,191	$ 277,785

Operating income (loss) before tax expense(benefit) and cumulative effect of accounting change	$ 7,898	$(130,071)	$(122,173)	$ (21,763)	$(140,896)	$(162,659)
Income tax expense (benefit) on operations	2,903	(48,861)	(45,958)	3,570	(5,423)	(1,853)
Net operating income (loss) before cumulative effect of accounting change	$ 4,995	$(81,210)	$(76,215)	$(25,333)	$(135,473)	$ (160,806)
Cumulative effect of accounting change, net of tax	-	-	-	-	(21,907)	(21,907)
Net operating income (loss)	$ 4,995	$(81,210)	$ (76,215)	$ (25,333)	$ (157,380)	$ (182,713)

Total assets	$10,355,414	$9,392,196	$19,747,610	$8,885,495	$8,563,976	$17,449,471
Total reserve for policyholder benefits in the general account	$ 816,616	$3,527,430	$ 4,344,046	$ 621,718	$3,106,142	$ 3,727,860
Total separate account liabilities	9,329,178	5,111,654	14,440,832	8,114,780	4,508,151	12,622,931
Total reserve for policyholder benefits	$10,145,794	$8,639,084	$18,784,878	$8,736,498	$7,614,293	$16,350,791

Total operating revenues for the life insurance segment decreased $7.9 million in the first nine months of 2003, compared with the same period in 2002. Total operating revenues for the annuities segment decreased $16.6 million in the first nine months of 2003, compared with the same period in 2002. The decrease in operating revenues for both segments was primarily due to a decrease in investment income.

The decrease in investment income for both segments is mainly due to the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments in lower yielding securities due to the lower interest rate environment, as previously discussed.

Net operating income, before the cumulative effect of an accounting change, for the life insurance segment increased $30.3 million for the first nine months of 2003, compared with the same period in 2002. The increase is primarily attributable to the write-down of the remaining goodwill attributable to the life insurance segment in the third quarter of 2002. Somewhat offsetting the increase is the increase in amortization of deferred insurance acquisition costs in the first nine months of 2003, which includes the write-off related to the coinsured business ceded to FKLA, compared with the same period in 2002, as previously discussed.

The net operating loss, before the cumulative effect of an accounting change, for the annuities segment decreased $54.3 million for the first nine months of 2003, compared to the same period in 2002. The improvement is primarily due to the write-down of the remaining goodwill attributable to the annuities segment in the third quarter of 2002. Also contributing to the net operating loss decrease is the decrease in policyholder reserves in 2003 for GMDB on certain of our variable annuity contracts, due to the recent improvement in the stock market. Somewhat offsetting these improvements is the increase in amortization of deferred insurance acquisition costs in the first nine months of 2003, compared with the same period in 2002, as previously discussed.

Reconciliation of Non-GAAP Information

The following table reconciles our sales with premium revenue, as reported in our Consolidated Statements of Operations:

	Nine Months Ended September 30 -------------------		Three Months Ended September 30 -------------------
(in millions)	2003 -----	2002 -----	2003 -----	2002 -----

Total sales as previously reported	$ 786.9	$ 1,250.7	$ 232.1	$ 279.1
Reclass deposit-type premiums to balance sheet	(783.4)	(1,248.4)	(231.0)	(278.1)
Ceded premium	(4.6) -----	(1.7) -----	(2.7) -----	(.8) -----
Premium revenue, per the Consolidated Statement of Operations	$ (1.1) =====	$ .6 =====	$(1.6) =====	$ .2 =====

As previously discussed, the significant decline in sales is primarily due to management’s decision in 2001 to discontinue offering the GRIB option on our DestinationsSM product, as well as our decision in the first quarter of 2003 to discontinue all new sales of DestinationsSM. Also contributing to the decline in sales is the decrease in BOLI deposits received.

The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other benefits, as reported in our Consolidated Statements of Operations:

(in millions)	Nine Months Ended September 30 -----------------		Three Months Ended September 30 -----------------
	2003 -----	2002 -----	2003 -----	2002 -----
Total policyholder surrenders, withdrawals and death benefits as previously reported	$ 610.2	$710.9	$ 152.6	$234.5
Reclass deposit-type surrenders, withdrawals and death benefits to balance sheet	(593.3)	(692.6)	(147.1)	(227.5)
Increase (decrease) in reserves	(2.1)	35.6	2.3	26.0
Add interest on benefits and other	.6	3.1	(.5)	1.0
Claims incurred and other benefits, per the Consolidated Statement of Operations	$15.4	$57.0	$7.3	$34.0

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

Critical Accounting Policies

Our Management’s Discussion and Analysis is based upon our consolidated financial statements that have been prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets or liabilities at the date of the financial statements. As a result, actual results reported as revenue and expense could differ from the estimates reported in the financial statements. We evaluate our estimates periodically, including those related to investments, deferred acquisition costs (“DAC”), value of business acquired and future policy benefits.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the consolidated financial statements.

Investments – All fixed maturity investments are reviewed at least quarterly  for impairment. We use a market value to book value test, along with a “watch list” prepared by our asset managers. We use this information to analyze securities for possible write-downs. If an impairment is determined to be other-than-temporary, the issue is written down to its net realizable value during the current fiscal quarter. In addition, upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, the issue(s) of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered temporary, would be analyzed for possible write-down. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments.

For our securitized financial assets, we recognize an impairment loss if the fair value of the security is below book value and there was an adverse change in expected future cash flows since the most recent (prior) estimation date.

DAC – The level of operating expenses that can be deferred is a significant factor in our reported profitability in any given period. Also, DAC amortization is affected by changes in future estimated gross profits (“EGPs”) principally related to investment results, separate account fees, expected market rates of return, lapse rates and anticipated surrender charges. Changes in EGPs and the corresponding impacts on DAC amortization are reflected in earnings in the period such EGPs are recalculated according to current assumptions.

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

Invested assets and cash
(in millions)

	September 30, 2003 -------------------		December 31, 2002 -------------------
Cash and short-term investments	$ 227	26.1%	$ 47	1.2%
Fixed maturity securities:
Investment grade
NAIC (1) Class 1	403	46.3	2,442	62.1
NAIC (1) Class 2	131	15.1	881	22.4
Below investment grade:
Performing	16	1.8	95	2.4
Non-Performing	1	0.1	3	0.1
Equity securities	8	0.9	59	1.5
Joint venture mortgage loans	12	1.4	114	2.9
Third-party mortgage loans	57	6.6	58	1.5
Other real estate-related investments	6	0.7	6	0.2
Policy loans	7	0.8	224	5.7
Other	2 ------	0.2 ------	2 ------	0.0 ------
Total	$ 870 ======	100.0% ======	$ 3,931 ======	100.0% ======

-----------------------------------------------------

(1)

National Association of Insurance Commissioners ("NAIC").
       -- Class 1 = A- and above
       -- Class 2 = BBB- through BBB+

Fixed maturity securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income (loss), net of any applicable income tax expense on unrealized appreciation. The aggregate unrealized depreciation on fixed maturity securities at September 30, 2003 was $1.5 million. The aggregate after-tax unrealized appreciation on fixed maturity securities at December 31, 2002 was $69.5 million. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

The significant decrease in fixed maturity securities is primarily due to the transfer of assets to FKLA as part of the coinsurance agreement.

At September 30, 2003, investment-grade fixed maturity securities, cash and short-term investments accounted for 87.5 percent of invested assets and cash, compared with 85.7 percent at December 31, 2002.

At September 30, 2003, approximately 13.7 percent of investment-grade fixed maturity securities were residential mortgage-backed securities, down from 16.2 percent at December 31, 2002.  Approximately 5.9 percent of investment-grade fixed maturity securities were commercial mortgage-backed securities at September 30, 2003 compared with 6.3 percent at December 31, 2002.

Approximately 13.6 percent of the investment-grade fixed maturity securities at September 30, 2003 consisted of asset-backed securities, compared with 7.3 percent at December 31, 2002. The majority of investments in asset-backed securities were backed by home equity loans, automobile loans, manufactured housing loans and credit card receivables.

Real estate-related investments

The $74.1 million real estate portfolio, consisting of joint venture and third-party mortgage loans and other real estate-related investments, constituted 8.7 percent of cash and invested assets at September 30, 2003, compared with $177.7 million, or 4.6 percent, at December 31, 2002.

While the total investments in real estate-related assets declined $103.6 million through the first nine months of 2003, the percentage of these investments in relation to total cash and invested assets increased. In the third quarter of 2003, our parent, Kemper Corporation, purchased, at book value, invested assets from us, totaling $113.0 million and consisting primarily of joint venture mortgage loans. These loans were made to a master limited partnership whose underlying investment is a water development project in California.

Real estate outlook

Troubled real estate-related investments consisted of loans on nonaccrual status, before reserves and write-downs, totaling $10.6 million at both September 30, 2003 and December 31, 2002. Loans on nonaccrual status, after reserves and write-downs, amounted to $5.0 million at both September 30, 2003 and December 31, 2002.  The loans classified as nonaccrual consist of mortgage loans on various unzoned lots located in Hawaii.

Net investment income

Pre-tax net investment income totaled $156.3 million in the first nine months of 2003, compared with $171.4 million in the first nine months of 2002. Investment income was adversely impacted in 2003 and 2002 by the declining interest rate environment.

Total foregone investment income before tax on nonaccrual real estate-related investments, nonperforming fixed maturity securities, and certain other invested assets was as follows:

Nine Months Ended September 30 --------------------
	2003 --------	2002 --------
Real estate-related investments	$ .2	$ .7
Fixed maturities	-	2.2
Other	- ------	1.3 ------
Total	$ .2 ======	$ 4.2 ======

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

Interest rates

In the first nine months of 2003, the Federal Open Market Committee met six times, reducing interest rates 25 basis points at its meeting in June.  Interest rate fluctuations can cause significant fluctuations in both future investment income and future realized and unrealized investment gains and losses.

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

We also continuously monitor capital resources.  Our total adjusted capital and surplus (statutory accounting basis) is compared with required capital under the National Association of Insurance Commissioners risk-based capital (“RBC”) approach.  During the first nine months of 2003, our RBC ratio increased due to positive earnings on a statutory accounting basis, improved quality in our invested asset base and the positive impact of the coinsurance agreement with FKLA. The ratio remains above the level that would require regulatory action.  One source of the increase in the capital ratio has been the decrease in reserves for guarantees on the DestinationsSM product.  The decrease in these reserves is driven by the recent improvement in the stock market. An improvement in the stock market would generally have the impact of decreasing these reserves. Conversely, market declines will require establishment of additional reserves. We monitor capital resources very closely and will continuously consider mitigation strategies for various market scenarios.

Ratings

We receive a rating from Standard & Poor’s (“S&P”) that is not considered a “group” rating, so our rating is not shared with Zurich Financial Services (“ZFS”).  At September 30, 2003, our rating was “A+” and on CreditWatch with negative implications.  On October 29, 2003 the rating was downgraded to “A-“, removed from CreditWatch and given a stable outlook.

We share our A.M. Best rating with ZFS. Our financial strength rating at September 30, 2003 is “A” (Excellent) and remains under review with negative implications.

We have a rating from Moody’s Investors Service (“Moody’s”) that is not considered a “group” rating.  Our Moody’s rating is “A3” at September 30, 2003 and remains on CreditWatch for possible downgrade.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our businesses are subject to market risks arising from our insurance and investment management activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures.  Our Chief Executive Officer, Diane Davis, and our Chief Financial Officer, Matthew Kindsvogel, have reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

As a result of the transaction with Banc One Insurance Holdings, Inc. described in Footnote 4 above, FKLA currently provides general administrative and other services to us. Prior to the closing of the transaction with Banc One Insurance Holdings, Inc. described in Footnote 4 above, KILICO and FKLA shared common management and employees.  As a result of the transaction, the entire board of directors and senior management team was replaced.  (See Item 4 - Submission of Matters to a Vote of Security Holders).  FKLA, pursuant to the coinsurance agreement and a transition services agreement and subject to the oversight of our new officers and directors, currently provides administrative and other financial services to KILICO.  Notwithstanding the foregoing, there were no significant changes in our internal control over financial reporting during the fiscal period ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

On September 3, 2003, Kemper, the sole shareholder of KILICO, elected the following individuals to the KILICO Board of Directors:
Diane C. Davis, Matthew W. Kindsvogel, David A. Bowers, David A. Levinson, Kenneth E. Owens and Paul Noffke.

On September 3, 2003, Kemper elected the following individuals as officers of KILICO: Diane C. Davis (President and Chief Executive Officer), Matthew W. Kindsvogel, (Executive Vice President, Treasurer and Chief Financial Officer) and David A. Bowers (Corporate Secretary).

On September 11, 2003, the Board of Directors accepted the resignation of Paul Noffke.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  EXHIBITS.

Exhibit No.	Description
2

Stock and Asset Purchase Agreement, dated as of May 29, 2003, between Zurich Holding Company of America, Kemper Corporation, Kemper Investors Life Insurance Company, Zurich Financial Services, Banc One Insurance Holdings, Inc., and Bank One Corporation is incorporated herein by reference to Exhibits filed with Form 10-Q filed on or about August 14, 2003.

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

34

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

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)

REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K, Item 2, Acquisition or Disposition of Assets, Item 5, Other Events and Item 7, Financial Statements and Exhibits, on September 18, 2003.

Kemper Investors Life Insurance Company and Subsidiaries
FORM 10-Q
For the fiscal period ended September 30, 2003
--------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company
(Registrant)

Date:	November 14, 2003	By: /s/DIANE C. DAVIS ---------------------------------- Diane C. Davis President, Chief Executive Officer and Director

Date:	November 14, 2003	By: /s/MATTHEW W. KINDSVOGEL --------------------------------- Matthew W. Kindsvogel Executive Vice President, Chief Financial Officer, Treasurer and Director

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Diane C. Davis, certify that:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:   November 14, 2003

/s/ DIANE C. DAVIS

Diane C. Davis

Chief Executive Officer

Exhibit 31.2

I, Matthew W. Kindsvogel, certify that:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:   November 14, 2003

/s/ MATTHEW W. KINDSVOGEL

Matthew W. Kindsvogel

Chief Financial Officer

                                                                                                                                             Exhibit 32.1

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Diane C. Davis, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

              Dated:  November 14, 2003

                                            /s/DIANE C. DAVIS

Diane C. Davis

Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

Certification of CFO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant  to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Kemper Investors Life Insurance Company (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew W. Kindsvogel, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)

The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

             Dated:  November 14, 2003

                                /s/MATTHEW W. KINDSVOGEL

    Matthew W. Kindsvogel

                                Chief Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.