Form 10-K
period 2003-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2004-03-31
CIK 351754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 333-02491*.

KEMPER INVESTORS LIFE INSURANCE COMPANY

(Exact name of registrant as specified in charter)

ILLINOIS	36-3050975
(State of Incorporation)	(I.R.S. Employer Identification Number)

1400 AMERICAN LANE
SCHAUMBURG, ILLINOIS	60196
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 232-8400

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓   No     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes       No  ✓ .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0. As of March 15, 2004, there were outstanding 250,000 shares of common stock, $10.00 par value per share, of the registrant.

*	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 333-22389, 333-32632, 333-54252, 333-1114977, and 333-86044.

Documents incorporated by reference: None.

KEMPER INVESTORS LIFE INSURANCE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1. Business

Corporate structure

Kemper Investors Life Insurance Company (“KILICO”, “the Company”, “we”, “our” or “us”), founded in 1947, is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states except New York. The Company’s Subsidiaries through September 3, 2003, (see “Sales and Reinsurance Ceded/Assumed” section below), included Investors Brokerage Services, Inc., Investors Brokerage Services Insurance Agency, Inc., Zurich Life Insurance Company of New York (“ZLICONY”), PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc. (collectively “PMG”). ZLICONY is licensed to conduct business in the State of New York. KILICO is wholly-owned by Kemper Corporation (“Kemper”), a non-operating holding company. Kemper is an indirect wholly-owned subsidiary of Zurich Holding Company of America, Inc. (“ZHCA”), a holding company. ZHCA is an indirect wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS” or “Parent”), a Swiss holding company.

Sales and Reinsurance Ceded/Assumed

FKLA

On September 3, 2003 (the “Closing Date” or the “Closing”), the Company transferred portions of its business through a one hundred percent coinsurance arrangement, as well as the capital stock of its wholly-owned subsidiaries, to its former affiliate, Federal Kemper Life Assurance Company (“FKLA”). Prior to the Closing Date, the Company, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a mutual legal reserve company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper. Following the Closing Date, the Company remains a direct, wholly-owned subsidiary of Kemper.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated May 29, 2003 (the “Purchase Agreement”), among ZHCA, Kemper, the Company, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct, Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, directs the day-to-day operations of FLA. BOIH further agreed to acquire control of all the Company’s Subsidiaries.

Upon the Closing of the transactions contemplated by the Purchase Agreement, including the Coinsurance Agreement, effective as of the Closing (the “Coinsurance Agreement”), the Company ceded to FKLA, and FKLA assumed on a coinsurance basis, 100% of the General Account Liabilities. The “General Account Liabilities” included all of the Company’s gross liabilities and obligations, including benefits, claims, taxes, commissions and assessments for certain types of existing individual and group life insurance policies and annuity contracts (the “Reinsured Policies”), except for certain retained liabilities. The Reinsured Policies also included certain policies to be written by the Company for a period of twelve months subsequent to the Closing.

Upon the Closing, the Company also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, a majority of the Separate Account Liabilities. The “Separate Account Liabilities” are all liabilities that were reflected in the Company’s separate accounts and that relate to the Reinsured Policies. Pursuant to the modified coinsurance framework under which Separate Account Liabilities are reinsured, ownership of the underlying separate account assets was not transferred to FKLA.

In consideration of FKLA’s assumption of the General Account Liabilities, the Company transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets,” as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At December 31, 2003, the general account reserves were $4.3 billion.

The Company also transferred to FKLA in consideration of FKLA’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the administerial actions required of the Company with respect to the Bank Owned Life Insurance policies (the “BOLI Policies”) are performed by FKLA in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. The Company has also agreed that, for a period of three years following the Closing Date, it will not, except under limited circumstances, issue any new BOLI Policies going forward.

The “Ceding Commission”, discussed above, was $120 million, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from FKLA to the Company, but rather was withheld from the investment assets transferred from the Company to FKLA as part of the Transferred Coinsurance Assets. Both the Company and FKLA finalized their settlement in February 2004. The resulting closing adjustment resulted in a decrease of $9.3 million in payable to reinsurers in the balance sheet as of February 2004.

The Company remains primarily responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and is not relieved of its obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.5 billion. Separate account assets that support the Separate Account Liabilities, but were not ceded to FKLA under the modified coinsurance arrangement totaled, $2.0 billion.

The following table is a summary of certain balance sheet and income statement line items affected by the accounting for the initial coinsurance transaction.

Debit/(Credit)
(in millions)
Invested assets	$(3,192.6)
Accrued investment income	(135.3)
Initial ceding commission	(73.1)
Other assets	(5.0)
Future policyholder benefits	3,530.1
Other liabilities	33.5
Payable to reinsurers	(73.6)

Prior to the Closing, the Company and FKLA shared common management and employees and FKLA performed the administration of the Company’s business through an administrative services arrangement. With the sale of FKLA to BOIH, the Company has established post-Closing Date service arrangements for the operation of its business on both a short-term and long-term basis. On a long-term basis, the overall corporate and business administration of the Company will be performed by its affiliate, Farmers New World Life Insurance Company (“FNWL”), subject to the oversight of our new officers, directors and employees. For an interim period of up to one year, pursuant to a transition services agreement, FKLA will provide transition services to the Company and FNWL with respect to the overall operations of the Company including legal support services, accounting and financial operations services and support, actuarial services and support, information technology services and support, policyholder and distributor services and support, distributor relationship management services, product management services, tax administration support services, disaster recovery, system conversion services and other services as required.

The transition services agreement is designed to facilitate the Company’s continued operations, in substantially the same manner as it operated prior to the Closing, while the Company transitions to a new management team and new employees. In addition, for a period of up to one year FKLA will provide administrative services with respect to the Company’s DESTINATIONSSM business.

The Reinsured Policies and BOLI business will be administered by FKLA on a long-term basis subject to the oversight of the Company. As part of the Coinsurance Agreement, FKLA is responsible for providing certain administrative services with respect to the Reinsured Policies. This includes, but is not limited to, policy and policyholder administration, separate account administration, preparing accounting and actuarial information, and certain aspects of legal compliance.

On September 3, 2003, Kemper, the sole shareholder of the Company, elected a new Board of Directors and a new senior management team. None of the individuals serving on KILICO’s Board of Directors or in senior management positions prior to the Closing Date, except for the General Counsel, continue to serve in any capacity as directors or officers of the Company.

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

FNWL

The Company entered into a modified coinsurance treaty (“Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, FNWL. FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. In exchange, the Company paid an initial ceding commission of $36.5 million. No portion of the assets constituting the consideration were transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement.

Narrative description of business

As of the Closing, the Company ceased issuing new business with the exception of certain policies to be written and reinsured pursuant to the Coinsurance Agreement and certain BOLI policies which were in negotiation or active discussion at the time of the Closing. Up until that time, we offered both individual and group fixed-rate (general account) and variable (separate account) annuity contracts, as well as individual and group term life (general account) and group variable (separate account) life insurance products through various distribution channels. We offered investment-oriented products, guaranteed returns or a combination of both, to help policyholders meet multiple insurance and financial objectives. Financial institutions, securities brokerage firms, insurance agents and financial planners were important distribution channels for our products. Our sales mainly consisted of deposits received on certain long duration fixed and variable annuities and BOLI contracts.

Our fixed and variable annuities generally have surrender charges that are a specified percentage of policy values or premiums which decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

Products

As of December 31, 2003, the Company is not selling any new business. We reinsured the majority of our business through the Coinsurance Agreement with FKLA. The Company is offering renewal business for the following products:

•	DESTINATIONSSM is a registered individual and group variable, fixed and market value adjusted deferred annuity product. DESTINATIONSSM currently offers 40 variable subaccount investment options with various investment managers, ten guaranty periods, a fixed account option, dollar cost averaging, Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Retirement Income Benefit (“GRIB”) options. The GRIB was an optional benefit to the DESTINATIONSSM variable annuity for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB and GMDB Base prior to attained age 80 is the greatest of:

•	the contract value (account value),

•	the greatest anniversary value before the exercise (annuitization) date, or

•	purchase payments minus previous withdrawals, accumulated at 5% interest per year to the annuitization date.

The DESTINATIONSSM product was discontinued in the first quarter of 2003.

•	ArchwaySM and Scudder ZS4 are registered individual and group variable and market value adjusted deferred annuities. ArchwaySM offers contractholders 52 different variable subaccount investment options with various investment managers while Scudder ZS4 offers a total of 41 different variable subaccount investment options with various investment managers. These products have a four-year surrender charge period and a 10% free withdrawal option. In addition, there are two optional death benefit riders that allow contractholders to allocate contract value to the equity market, while still providing valuable family protection.

•	Zurich Classic II, an individual and group fixed annuity, offers contractholders a number of guaranteed interest periods from which to choose.

•	Zurich Preferred Plus, a registered individual and group variable annuity and market value adjusted deferred annuity, offers contractholders 53 different variable subaccount investment options with various investment managers.

•	Zurich Preferred, a registered individual and group variable and market value adjusted deferred annuity, offers contractholders 53 different variable subaccount investment options with various investment managers.

•	Zurich Kemper Lifeinvestor, a registered flexible premium variable universal life product, permits policyholders to allocate premiums among 41 different subaccount investment options with various investment managers.

•	Zurich Classic is an individual and group fixed annuity.

•	Variable BOLI is a group variable life insurance contract primarily marketed to banks and other large corporate entities.

•	A series of non-registered Variable Individual Universal Life Insurance contracts were marketed primarily to high net worth individuals.

Investors Brokerage Services, Inc. (“IBS”), a wholly-owned subsidiary through September 3, 2003, and BFP Securities, LLC, an affiliated broker-dealer, are the principal underwriters of our registered variable annuity and variable life products. BFP Securities, LLC is also the primary wholesaling distributor of our BOLI products.

A majority of our products are reinsured through the Coinsurance Agreement with FKLA discussed above, and we also have reinsurance agreements in place where we are the assuming party to the agreement. See “Sales and Reinsurance Ceded/Assumed” in Management’s Discussion and Analysis presented later in this Form 10-K.

Use of Non-GAAP Financial Measures

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures called operating income (loss) and net operating income (loss), as well as monitors and reports a non-GAAP financial measure titled sales and a non-GAAP financial measure titled policyholder surrenders, withdrawals and death benefits.

Readers are encouraged to refer to Management’s Discussion and Analysis for detailed discussions of the components of these non-GAAP financial measures, how they differ from GAAP financial measures, how management uses this information and a reconciliation of these non-GAAP measures to the most directly comparable GAAP financial measures.

Business Segments

The Company has two primary operating segments, life insurance and annuities. These two operating segments reflect the way we manage our operations and make business decisions. Required financial information by business segment is set forth in the Management’s Discussion and Analysis and Note 13 of the Notes to Consolidated Financial Statements.

Ratings

Ratings are an important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance, and the condition of life insurers, and their investment portfolios. Any reductions in our claims-paying ability or financial strength ratings could result in our products or future products being less attractive to consumers. Any reductions in our parent’s ratings could also adversely impact our financial flexibility.

According to Best’s Insurance Reports, 2003, as of September 30, 2003, we ranked 52nd by admitted assets, and 137th by capital and surplus out of the top 250 life insurers. Our December 31, 2003 ratings were as follows:

Rating
A.M. Best Company	A	(Excellent)
Moody’s Investors Service	A3	(Good)
Standard & Poor’s	A-	(Strong)

We share our A.M. Best rating with ZFS. Our financial strength rating at December 31, 2003 was “A” (Excellent) and remains under review with negative implications.

We have a rating from Moody’s Investors Service (“Moody’s”) that is not considered a “group” rating. Our Moody’s rating was “A3” (Good) at December 31, 2003 and remains on CreditWatch for possible downgrade.

We receive a rating from Standard & Poor’s (“S&P”) that is not considered a “group” rating, thus our rating is not shared with ZFS. At December 31, 2003, our rating was “A-” (Strong) and given a stable outlook.

Each rating is subject to revision or withdrawal at any time by the assigning organization and should be evaluated independently of any other rating.

Competition

We are in a highly competitive business. We compete with a large number of other stock and mutual life insurance companies, many of which are larger financially, although none is truly dominant in the industry. The Company, with its emphasis on annuity products, also competes for savings dollars with securities brokerage and investment advisory firms as well as other institutions that manage assets, produce financial products or market other types of investment products.

Employees

At December 31, 2003, we had 11 employees and, per the Coinsurance Agreement and transition services agreement, we will continue to use certain services of FKLA employees. Subsequent to the sale to BOIH, the Company utilized certain services of FNWL. During the majority of 2003 and the full years 2002 and 2001, the Company’s personnel were employees of FKLA. Expenses are allocated to the Company for the utilization of FNWL and FKLA employees and facilities.

Regulatory Environment

General Regulation

We are generally subject to regulation and supervision by the insurance departments of Illinois and other jurisdictions where we are licensed to do business. These departments enforce laws and regulations designed to ensure that insurance companies maintain adequate capital and surplus; manage investments according to prescribed character, standards and limitations; and comply with a variety of operational standards. The departments also make periodic examinations of individual companies and review annual and other reports on the financial condition of each company operating within their respective jurisdictions. Regulations, which often vary from state to state, cover most aspects of the life insurance business including market practices, policy forms, and accounting and financial reporting procedures.

Insurance holding company laws enacted in many states grant additional powers to state insurance commissioners to regulate acquisitions of and by domestic insurance companies, to require periodic disclosure of relevant information and to regulate certain transactions with related companies. These laws also impose prior approval requirements for certain transactions with affiliates and generally regulate dividend distributions by an insurance subsidiary to its holding company parent. In addition, certain of our variable life insurance and variable annuity products, and the related separate accounts, are subject to regulation by the Securities and Exchange Commission (the “SEC”).

National Association of Insurance Commissioners

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business. Additionally their business and accounts are subject to examination by such agencies at any time. Insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies. As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). The most recently completed examination of the Company was conducted by the Illinois, Delaware, Kentucky, and Nevada insurance departments for the five-year periods ended December 31, 2000. The final report of this examination did not result in any significant issues or adjustments.

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System (“IRIS”) ratios. Currently, thirteen IRIS ratios are calculated. The primary purpose of the ratios is to provide an early warning of potential negative developments. The NAIC reports a company’s ratios to state regulators who may then contact the company if three or more ratios fall outside the NAIC’s “usual ranges.”

Based on statutory financial data as of December 31, 2003, we had three ratios outside the usual ranges: the net income to total income (including realized capital gains and losses) ratio, the change in premium ratio and the change in reserving ratio. The net income to total income (including realized capital gains and losses) ratio was outside the usual range due to our net loss in 2003. The change in premium and change in reserving ratios were outside the usual ranges primarily due to the amounts ceded and assumed under the FLKA and FNWL reinsurance agreements, respectively.

Based on statutory financial data as of December 31, 2002, we had six ratios outside the usual ranges: the net change in capital and surplus ratio, the net income to total income (including realized capital gains and losses) ratio, the adequacy of investment income ratio, the change in premium ratio, the change in product mix ratio and the change in reserving ratio. The results for the net change in capital and surplus ratio and the net income to total income ratio were primarily caused by the $84.9 million statutory net loss reported that was caused by the significant downturn in the stock market during 2002. The result for the adequacy of investment income ratio was primarily due to compressed spread income due to the current low interest rate environment and the use of conservative tabular interest rates. The result for the change in premium ratio and the change in the product mix ratio was primarily caused by a decrease in sales of our DESTINATIONSSM product in 2002 due to the discontinuation of the GRIB option in November 2001. The result for the change in the reserving ratio was primarily due to the level of individual variable universal life premiums, which carry marginal reserves in the general account, versus the change in reserves which primarily reflects a matured block of universal life policies with minimal premium volume.

Other than certain states requesting routine quarterly financial reporting or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to our IRIS ratios for 2003 or earlier years.

Regulation of Dividends and Other Payments

Dividend distributions from us to our sole stockholder are restricted by state insurance laws. In Illinois, where we are domiciled, if a proposed dividend, together with other distributions during the 12 preceding months, would exceed the greater of (a) ten percent of our statutory surplus as regards policyholders as of the preceding December 31, or (b) our statutorily adjusted net income for the preceding calendar year, then the proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. A $10.0 million dividend was paid to Kemper in the third quarter of 2003 in conjunction with the asset transfer pursuant to the Purchase Agreement which was approved by the Illinois Department of Insurance. In 2002, the Company did not pay any dividends. The Company cannot pay any dividends in 2004 without the Illinois Department of Insurance approval.

In connection with the Purchase Agreement, the Company is restricted from paying dividends or making any other distributions of capital or surplus for a period of four years from the closing date.

Risk-based Capital and Asset Adequacy

Under Illinois’s asset adequacy and risk-based capital rules, state regulators may mandate remedial action for inadequately reserved or capitalized companies. The asset adequacy rules are designed to ensure that assets supporting reserves are adequate to cover liabilities under a variety of economic scenarios. The focus of risk-based capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer’s business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. At December 31, 2003 our risk-based capital ratio was 353% compared to 226% at December 31, 2002. Our capital levels exceed minimum risk-based capital requirements, and are in compliance with applicable asset adequacy rules.

To our knowledge, we are in compliance, in all material respects, with all applicable regulations.

Available Information

The Company’s financial results are available through the Internet and mail. The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the SEC, which are available on the SEC’s web site (http://www.sec.gov). At your request, we will mail you our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. To request a copy of any of these SEC filings, or to request other information, please contact:

Kemper Investors Life Insurance Company

Financial Reporting

3003 77th Avenue SE

Mercer Island, WA 98040

Item 2. Properties

We currently maintain an administrative office with an affiliated company, Zurich North America, in Schaumburg, Illinois. From January until September 2003, the Company shared 307,804 square feet of office space leased by Zurich North America from Wells Real Estate Funds, located in Schaumburg, Illinois. During this term, we made payments for our share of lease expenses per the terms of our agreement with Zurich North America. We also share space with an affiliated company, FNWL, in Mercer Island, Washington. We make payments for our share of rent and lease expenses based on a general allocation from FNWL.

Item 3. Legal Proceedings

We have been named as defendant in certain lawsuits incidental to our insurance business. Our management believes that the resolution of these various lawsuits will not result in any material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our stockholder during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

(a)	There is no established public trading market for the Company’s common stock.

(b)	Kemper owns all of the common stock of the Company as of the date of this filing.

(c)	In the third quarter of 2003, the Company exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were to be excluded from the companies acquired by BOIH as outlined in the Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets received by the Company and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million.

On September 20, 2002, Kemper contributed $30 million of capital to the Company. In addition, on December 31, 2002, Kemper forgave a $7.3 million tax receivable from the Company, which was recorded as a capital contribution on our books.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with our consolidated financial statements and notes thereto, included in Item 8, “Financial Statements and Supplementary Data,” and information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The following amounts are shown in millions.

	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
Total revenue	$356.3	$380.8	$398.3	$360.9	$363.4

Net income (loss) excluding realized investment results	$(64.2)	$(168.5)	$38.2	$53.7	$51.1

Net income (loss) before goodwill impairment and cumulative effect of accounting change	$(9.2)	$9.4	$51.6	$48.3	$44.9

Net income (loss)	$(9.2)	$(169.0)	$51.6	$48.3	$44.9

Financial summary
Total separate account assets	$15,122.2	$13,547.4	$13,108.8	$11,179.6	$9,778.1

Total assets	$21,106.4	$18,666.3	$18,089.8	$16,006.6	$14,655.7

Future policy benefits	$4,319.7	$4,111.5	$3,634.2	$3,588.1	$3,718.8

Stockholder’s equity	$638.3	$723.8	$818.0	$730.1	$630.0

The Company executed two significant coinsurance agreements during 2003 which are discussed in the Reinsurance section of Management’s Discussion and Analysis as well as Note 3 of the Notes to Consolidated Financial Statements. Comparison between 2003 and prior years is impacted by these coinsurance agreements.

As further discussed in Management’s Discussion and Analysis, we wrote down our goodwill asset as of January 1, 2002, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, issued in July 2001. The 2002 write-down totaled $178.4 million. We had no goodwill impairment in 2003 and there was no remaining goodwill at December 31, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the SEC, press releases, presentations by the Company or its management or oral statements) about markets for our products and trends in our operations or financial results, as well as other statements including, but not limited to, such words as “anticipate,” “believe,” “include,” “plan,” “estimate,” “assume,” “expect,” “project,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, among other things:

(i)	general economic, market and political conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to sell its products, the market value of our investments and the lapse rate and profitability of our contracts,

(ii)	various domestic or international military or terrorist activities or conflicts,

(iii)	volatility in the securities markets,

(iv)	changes in estimates of our reserves for future policy benefits and claims,

(v)	changes in our assumptions related to deferred policy acquisition costs,

(vi)	our exposure to contingent liabilities, catastrophe losses, and investment losses,

(vii)	changes in our claims-paying or credit ratings,

(viii)	customer response to new products, distribution channels and marketing initiatives,

(ix)	mortality, morbidity, and other factors which may affect the profitability of our insurance products,

(x)	changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products,

(xi)	regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, and regulations relating to the sale and underwriting and pricing of insurance products,

(xii)	new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002,

(xiii)	litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources,

(xiv)	losses we may incur from assumed reinsurance business,

(xv)	our inability to retain personnel who are key to our business and

(xvi)	the risk factors or uncertainties listed from time to time in our other filings with the SEC.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 of the Notes to Consolidated Financial Statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Deferred Insurance Acquisition Costs

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits (“EGPs”) on the related contracts and policies. The deferred insurance acquisition costs (“DAC”) for annuities, separate account business and interest-sensitive life insurance products are amortized over the estimated contract life in relation to the present value of EGPs, arising principally from projected investment margins, mortality and expense margins and surrender charges. DAC related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturity securities held as available-for-sale in the investment portfolio, through a charge or credit to accumulated other comprehensive income, net of income tax. The DAC for term life insurance products are amortized over the premium paying period of the policies.

Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance business.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, the assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary.

The overall recoverability of the DAC asset is dependant on the future profitability of the business. The Company monitors the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely monitors its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts are invested in the equity market.

Future Policy Benefits

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. A liability has been established for GMDB in excess of account values. GRIB reserves have been established to cover the present value of future benefits for policies that were deemed to have elected annuitization. In accordance with current GAAP guidance, no additional liabilities for future policy benefits related to guaranteed living benefits have been established.

Current interest rates credited during the contract accumulation period range from 0.5% to 7.4%. Future minimum guaranteed interest rates vary from 2.0% to 4.5%. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 2.5% to 12.0%.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Assumed investment yields are by policy duration and range from 4.2% to 4.6% over 20 years.

Impairment Losses on Investments

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security, the length of time the security’s fair value has been below cost or amortized cost, and by how much, specific credit issues related to the issuer and current economic conditions. Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers and its investment committee. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on nonaccrual status. Interest received on nonaccrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Federal Income Taxes

Beginning with the year ended December 31, 2002, the Company files a consolidated federal income tax return with ZHCA. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differs from its estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

A written agreement provides the method of allocating tax between the Company and ZHCA. In general, allocation is based upon a separate return calculation with no immediate benefit for a taxable loss which is utilized in the current year consolidated return. Intercompany tax balances are settled within thirty days after: the filing of the consolidated federal income tax return, the payment of an estimated payment, an additional assessment of the consolidated tax liability, a refund of the consolidated tax liability or any other reduction to the Company’s apportioned tax liability in accordance with the tax sharing agreement.

NON-GAAP FINANCIAL MEASURES

We analyze operating performance using non-GAAP financial measures titled operating income (loss) and net operating income (loss). For our reporting segments, operating income (loss) and net operating income (loss) are the basis by which management evaluates segment operating results. Operating income (loss) is calculated by excluding amortization of goodwill and intangibles, goodwill impairment, and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income. We calculate net operating income (loss) by adjusting net income (loss) to exclude net realized gains and losses on investments, after tax. Operating income (loss) and net operating income (loss), or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance. Other non-GAAP financial measures used by management include Sales (see “Premium Income” section) and Policyholder surrenders, withdrawals and death benefits (see “Claims Incurred and Other Benefits” section).

The excluded items are important in understanding our overall results of operations. It is important to note that operating income (loss) and net operating income (loss) should not be viewed as substitutes for net income (loss) from continuing operations or net income (loss) determined in accordance with GAAP, rather they are considered supplementary measures we believe are useful in analyzing our results of operations. Also, our definitions of these non-GAAP financial measures may differ from those used by other companies.

We exclude net realized gains and losses on investments, after tax, from these non-GAAP financial measures because such items are often the result of specific events, which may vary significantly in magnitude from period-to-period and may or may not be at management’s discretion. We believe that analyzing data excluding the potentially fluctuating effects of these transactions helps depict trends in the underlying revenues and profitability drivers of our business without consideration of these items.

The following tables reconcile our reported net income (loss) to net operating income (loss) and net income (loss) to operating income (loss) for each of the last three years.

	Year Ended December 31,
	2003	2002	2001
(in millions)
Net income (loss)	$(9.2)	$(169.0)	$51.6
Less: Net realized investment gains (losses), net of tax	55.0	(.5)	13.4

Net operating income (loss)	$(64.2)	$(168.5)	$38.2
Less:
Goodwill impairment	—	(156.5)	—
Amortization of goodwill and other intangibles	(0.5)	(.8)	(13.7)
Cumulative effect of accounting change, net of tax	—	(21.9)	—

Operating income (loss)	$(63.7)	$10.7	$51.9

RESULTS OF OPERATIONS

We recorded a net loss of $9.2 million in 2003, compared with a net loss of $169.0 million in 2002 and net income of $51.6 million in 2001. The net loss in 2003 was significantly impacted by fully amortizing the insurance acquisition costs as a result of the Purchase Agreement. Deferral of insurance acquisition costs and amortization of insurance acquisition costs were $163.6 million higher in 2003 than 2002. These increased expenses were offset in part by an increase in realized investment gains in 2003, compared to 2002. The net loss in 2002 was primarily attributable to the impairment of the goodwill asset and lower operating earnings for 2002, compared with 2001.

Net income (loss)

The following table reflects the components of net income (loss) during the past three years:

	2003	2002	2001
(in millions)
Total revenue	$356.3	$380.8	$398.3
Total benefits and expenses	(380.8)	(530.2)	(318.5)

Income (loss) before income tax (benefit) expense	(24.5)	(149.4)	79.8
Income tax (benefit) expense	(15.3)	(2.3)	28.2
Cumulative effect of accounting change, net of tax	—	(21.9)	—

Net income (loss)	$(9.2)	$(169.0)	$51.6

The decrease in amortization of goodwill and other intangibles was due to the implementation of SFAS 142, Goodwill and Other Intangible Assets, issued in July 2001. SFAS 142 primarily addresses the accounting that must be applied to goodwill and other intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 required that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested annually for impairment at the reporting unit level.

As a result of the implementation of SFAS 142, we recorded an impairment of $21.9 million in the second quarter of 2002. In the following quarter, we wrote off the remaining balance of our goodwill asset, $156.5 million, under the direction of our indirect, 100% shareholder, ZFS’ Board of Directors.

We recorded an operating loss of $63.7 million in 2003, compared with operating income of $10.7 million in 2002, primarily due to:

•	a decrease in spread revenue (net investment income less interest credited to policyholders),

•	a decrease in premium income,

•	a decrease in net broker-dealer commission revenue,

•	a decrease in other income,

•	a decrease in separate account fees and charges,

•	an increase in the amortization of deferred insurance acquisition costs, primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to FKLA, and

•	an increase in the amortization of the value of business acquired,

offset by

•	a decrease in claims incurred and other policyholder benefits, primarily due to a decrease in policyholder reserves in 2003 for variable annuity guaranteed benefits resulting from the improvement in the stock market,

•	a decrease in taxes, licenses and fees,

•	a decrease in commissions and operating expenses, net of the deferral of insurance acquisition costs,

•	an increase in the income tax benefit, and

•	a decrease in interest credited to policyholders.

Operating income decreased to $10.7 million in 2002, compared with $51.9 million in 2001, primarily due to:

•	a decrease in spread revenue (net investment income less interest credited to policyholders),

•	an increase in claims incurred and other policyholder benefits,

•	an increase in taxes, licenses and fees,

•	an increase in operating expenses, net of the deferral of insurance acquisition costs, and

•	an increase in the amortization of insurance acquisition costs and value of business acquired,

offset by

•	an increase in separate account fees,

•	a decrease in interest credited to policyholders,

•	a decrease in commissions,

•	an increase in other income, and

•	a decrease in income tax expense.

REVENUE

Net Investment Income

Pre-tax net investment income totaled $162.7 million in 2003, compared with $228.3 million in 2002, and $269.4 million in 2001. This includes our share of the operating results from equity investments in real estate consisting of other income less other expenses. The decrease in investment income in 2003 was primarily due to the transfer of invested assets to FKLA from the coinsurance agreement and the reinvestment of 2002 and 2003 sales proceeds, maturities and prepayments of fixed maturity securities into lower yielding securities due to the lower interest rate environment. Spread revenue decreased in 2003, compared with 2002, due to a larger decrease in investment income than the decrease in interest credited. Invested assets were transferred in September 2003, per the purchase agreement, which decreased average invested assets and contributed to lower investment income in 2003 than the prior year.

Spread revenue decreased in 2002, compared with 2001, due to a larger decrease in investment income than the decrease in interest credited. The decrease in investment income was primarily due to the non-recurrence of the positive impact during 2001 of placing certain mortgage loans on accrual status in the fourth quarter of 2001 (see Investments—Real Estate-Related Investments for further discussion) and the loss of investment income earned on the BOLI funds withheld account (“FWA”) during 2002. During the first quarter of 2002, we amended our BOLI reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25, 2002, approximately $222.5 million in cash was transferred to the trust account. The trust account is not reflected in our consolidated financial statements but is included in ZICBB’s financial statements.

Investment income was positively impacted by $15.7 million in 2001 by the inclusion of three years of interest on loans previously carried on nonaccrual status and negatively impacted in 2002 and 2001 by purchase accounting adjustments. Under purchase accounting, the fair value of the fixed maturity investments as of January 4, 1996, the date Kemper was acquired by ZFS, became the new cost basis in those investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment since

January 4, 1996, the market value of the fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $0.9 million in 2003, compared with $1.9 million in 2002 and $2.8 million in 2001.

Foregone Investment Income

Foregone investment income is the result of fixed maturity securities that are in default and certain real estate-related investments that have been placed on nonaccrual status. Any increase in nonperforming securities, and either worsening or stagnant real estate conditions, would increase the expected adverse effect on future investment income and realized investment results. Total foregone investment income before tax on both nonaccrual real estate-related investments and nonperforming fixed maturity investments was as follows:

	Year Ended December 31,
	2003	2002	2001
(in millions)
Real estate-related investments	$0.9	$1.0	$1.1
Fixed maturity investments	—	1.7	1.3

Total	$0.9	$2.7	$2.4

Net Realized Investment Gains (Losses)

The following table provides the breakdown by type of investment sold for net realized investment gains (losses), net of tax.

Net realized investment gains and (losses), net of tax

(in millions)

	Year Ended December 31,
	2003	2002	2001
Fixed maturity securities	$51.8	$22.0	$12.9
Fixed maturity write-downs	(1.6)	(12.0)	(10.1)
Real estate-related gains	0.5	0.6	10.4
Other gains (losses), net	4.3	(11.1)	.2

Total	$55.0	$(.5)	$13.4

Net income reflects after-tax realized investment gains of $55.0 million in 2003, after-tax realized losses of $0.5 million in 2002 and after-tax realized gains of $13.4 million in 2001. Net realized investment gains were primarily due to the transfer of assets under the Coinsurance Agreement with FKLA, as described earlier in the Sales and Reinsurance Ceded/Assumed section and Note 3 of the Notes to Consolidated Financial Statements.

Net realized investment gains on fixed maturity securities in 2003 were primarily due to the transfer of assets under the Coinsurance Agreement with FKLA. The $1.6 million of after-tax write-downs are related to other-than-temporary declines in value of certain securities, primarily certain airline issues. Net realized investment gains on fixed maturity securities in both 2002 and 2001 were primarily due to the sale of securities in a decreasing interest rate environment that resulted in higher market values in fixed maturity investments. Significantly offsetting these realized gains in 2002 and 2001 were other-than-temporary declines in value of certain securities due to credit-related concerns about a number of issuers and collateralized bond obligation impairment losses related to Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. (See “Investments” section). These write-downs totaled $12.0 million and $10.1 million in 2002 and 2001, respectively.

Unrealized gains and losses on fixed maturity investments that are available-for-sale are not reflected in net income. These changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, the security is written down to net realizable value, and the write-down adversely impacts net income.

The real estate-related gains in 2001 were primarily due to the release of reserve allowances originally recorded against certain mortgage loans. (See “Investments” section).

The other gains, net, for 2003 are primarily due to the transfer of assets under the Coinsurance Agreement with FKLA. The other losses, net, for 2002 consisted primarily of a write-down on a leveraged lease that covered two aircraft. The aircraft are leased by United Airlines (“UAL”) and were written down to zero subsequent to UAL filing Chapter 11 bankruptcy in the fourth quarter of 2002. The pre-tax write-down totaled $17.5 million.

We regularly monitor our investment portfolio and as part of this process review the assets for possible impairments of carrying value. Because the review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time.

Premium Income

During 2003, we primarily received premiums from renewal business and a lesser proportion from new business. We discontinued all new sales of our products during the year and, as of December 31, 2003, we do not offer any products for new business but, continue to receive premium income from renewal business.

The Company regularly monitors and reports a non-GAAP financial measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period. Sales should not be viewed as a substitute for revenues or premium income determined in accordance with GAAP, and the Company’s definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues and premium income. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Premium income is generated from both current and previous sales that are in-force during part of the reporting period and are reported as policy charges, life insurance premiums, net investment income and other revenues. Premium income is generated primarily based on charges against the in-force or surrendering contracts based on a fraction of the value of the contract while sales relate primarily to the amount of premiums and deposits received in a period.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The following table reflects our sales and reinsurance assumed:

Sales and reinsurance assumed

(in millions)

	Year Ended December 31,
	2003	2002	2001
Annuities:
Variable	$481.4	$979.3	$2,547.4
Fixed	217.0	370.3	142.0
Fixed assumed	743.7	—	—

Total annuities	1,442.1	1,349.6	2,689.4

Life Insurance:
Separate account business-owned variable universal life (“BOLI”)	282.9	863.7	515.3
Separate account variable universal life	12.3	17.7	29.6
Term life	4.1	3.7	1.6
Interest-sensitive life	1.2	1.1	1.3

Total life	300.5	886.2	547.8

Total sales	$1,742.6	$2,235.8	$3,237.2

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, decreased $497.9 million in 2003, compared with 2002, and decreased $1.6 billion in 2002, compared with 2001. The decrease in the variable annuity deposits over both years was primarily due to lower sales of our DESTINATIONSSM product. In the fourth quarter of 2001, we discontinued offering the GRIB option with the DESTINATIONSSM product due to the continued decline in the stock market and, in the first quarter of 2003, we discontinued all sales of DESTINATIONSSM. We continue to receive additional deposits on existing contracts.

Fixed annuity deposits decreased $153.3 million in 2003, compared with 2002 while fixed annuity deposits increased $228.3 million in 2002 when compared with 2001. This fluctuation was primarily due to the successful promotion of our Zurich Classic II fixed annuity product in the second half of 2002 through the first quarter of 2003.

In 2003, we entered into a modified coinsurance treaty with an affiliate, FNWL, in which we reinsure all of FNWL’s existing and subsequent new issues of certain fixed annuities. (See “Reinsurance” section and Note 3 of the Notes to Consolidated Financial Statements) In exchange, we receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. In 2003, we assumed $743.7 million in fixed annuity premiums.

Sales of BOLI decreased $580.8 million to $282.9 million in 2003, compared with $863.7 million in 2002. In 2003, as part of the Coinsurance Agreement with FKLA we have agreed not to issue any new BOLI policies, with certain exceptions, which resulted in the decrease in sales. The majority of the BOLI sales were attributable to renewal premiums. Due to the nature of the BOLI product—high dollar volume per sale, low frequency of sales, the level of BOLI sales has fluctuated, sometimes significantly, between periods. We anticipate there will be limited issuance of BOLI policies going forward.

Sales of BOLI increased $348.4 million to $863.7 million in 2002, compared with $515.3 million in 2001, the majority of which was attributable to renewal premiums. Due to the nature of the product – high dollar volume per sale, low frequency of sales, the level of BOLI sales fluctuated, sometimes significantly, between periods. Continued maturation of the BOLI market and our ratings as a company also affected the level of BOLI sales.

Sales of separate account variable universal life insurance decreased $5.4 million to $12.3 million in 2003, compared with $17.7 million in 2002 as we exited this product line in 2002 due to lack of scale and profitability.

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

The face amount of new variable universal life insurance business issued amounted to $0.1 billion in 2002, compared with $2.2 billion in 2001. The decrease in face amount issued in 2002, compared with 2001, was primarily due to the decrease in first year sales of BOLI.

The following table reconciles our sales with premium income, as reported in our Consolidated Statements of Operations:

	2003	2002	2001
(in millions)
Premium income, per the Consolidated Statement of Operations	$(1.1)	$1.0	$0.5
Reclass deposit-type premiums to balance sheet	1,748.5	2,237.1	3,237.5
Ceded premiums	(4.8)	(2.3)	(0.8)

Total sales	$1,742.6	$2,235.8	$3,237.2

Separate Account Fees and Charges

Separate account fees and charges are generated by both BOLI and non-BOLI variable life insurance and annuity products. Separate accounts generally pose minimal investment risk to the Company as policyholders direct their premium to one or more subaccounts that invest in underlying investment funds which invest in stocks and bonds. The customer bears the investment risk on these stocks or bonds; however, the risk is subject to any underlying guaranties provided in the contract. We receive premium tax and DAC tax expense loads from certain policyholders, as well as administrative fees and cost of insurance charges. These fees and charges are compensation for providing life insurance coverage to the policyholders potentially in excess of their cash surrender values. Additional fees are charged to cover specific benefit options elected by the policyholders, such as the GRIB option.

Separate account fees and charges

(in millions)

	2003	2002	2001
Separate account fees on non-BOLI variable life and annuities	$69.1	$85.9	$67.6
BOLI cost of insurance charges and fees—direct	188.0	164.8	163.5
BOLI cost of insurance charges and fees—ceded	(178.3)	(156.9)	(168.4)
BOLI premium tax expense loads	4.6	16.2	8.3

Total	$83.4	$110.0	$71.0

Included in direct separate account fees and charges are administrative and other fees received from the separate account products of $77.4 million in 2003, compared with $79.0 million in 2002 and $66.7 million in 2001. The decrease in administrative and other fee revenue in 2003, compared with 2002, was due to reinsurance agreements decreasing non-BOLI fees and also certain policyholders’ account values that have increased above $50,000 due mainly to the increase in the equity markets. Records maintenance charges on contracts above $50,000 are waived. Administrative and other fee revenue increased in 2002, compared with 2001, mainly due to growth in average separate account assets, somewhat offset by the decline in the stock market, as the fees are primarily asset-based.

Also included in separate account fees and charges are cost of insurance (“COI”) charges related to variable universal life insurance, primarily BOLI, of $184.8 million, $163.1 million, and $162.1 million in 2003, 2002, and 2001, respectively. Of these COI charges, $177.8 million, $156.5 million, and $168.1 million, in 2003, 2002 and 2001, respectively, were ceded to ZICBB.

Net BOLI cost of insurance charges and fees increased $1.8 million in 2003 compared with 2002, primarily due to an amended agreement with ZICBB to change the cost of insurance charges base to increase mortality reserves. Net BOLI cost of insurance charges and fees increased $12.8 million in 2002, compared with 2001, primarily related to the transfer of the assets supporting the FWA to a trust. Prior to the 2001 transfer, we ceded additional cost of insurance charges due to appreciation of the FWA, resulting in ceded COI charges in excess of 100% of direct COI charges received.

Broker-dealer Commission Revenue

Broker-dealer commission revenue decreased $9.8 million in 2003 compared with 2002 due in large part to the sale of subsidiaries that generated these revenues in September 2003 per the Purchase Agreement. The 2003 decrease was in line with a $9.3 million decrease in broker-dealer expenses. Broker-dealer commission revenue increased $2.5 million in 2002, compared with 2001. This increase was substantially offset by an increase in broker-dealer commission expense in 2002.

Other Income

Other income decreased $5.8 million in 2003, compared with 2002. The decrease was due to the write-off of fixed assets, policy loan balances, and other assets that were deemed either uncollectible or non-recoverable during 2003. Additionally, surrender charge revenues declined from $10.1 million, in 2002, to $7.6 million, in 2003. The reduction in surrender charge revenue in 2003 was due to decreased policyholder surrender and withdrawal activity.

Other income increased $3.0 million in 2002, compared with 2001, primarily due to surrender charge revenues. Surrender charge revenue totaled $10.1 million in 2002, compared to $6.5 million in 2001. The 2002 increase in surrender charge revenue reflects the increased policyholder surrender and withdrawal activity, excluding BOLI, during the same period.

BENEFITS AND EXPENSES

Interest credited to policyholders

Interest credited to policyholders decreased $38.1 million in 2003 compared to 2002 and decreased $6.2 million in 2002 compared to 2001. The decrease in interest credited in 2003 was due to the Coinsurance Agreement with FKLA and to lower average interest crediting rates reflecting the declining interest rate environment and by lower average policyholder account balances. The decrease in interest credited in 2002, compared to 2001, was due to lower average interest crediting rates reflecting the declining interest rate environment offset by higher average policyholder account balances.

Claims Incurred and Other Benefits

Claims incurred and other policyholder benefits decreased $49.0 million in 2003, compared with 2002, primarily due to the coinsurance agreement with FKLA and to reduced policyholder reserves for GMDB on certain of our variable annuity contracts due to an improved stock market in 2003. The decrease was partially offset by an increase in GRIB reserves in 2003. Since the GRIB reserve is based on present value calculations, it will continue to increase as the payment date nears. Claims incurred and other policyholder benefits increased $40.7 million in 2002, compared with 2001, primarily due to an increase in policyholder reserves for GMDB and GRIB due to increasing variable annuity business in-force and a lower stock market. We reserve for death benefit guaranties in our variable annuities. For policies that were deemed to have elected annuitization, GRIB reserves have been established to cover the present value of future benefits. A decline in the stock market would have the impact of increasing these GMDB and GRIB reserves.

Reflecting the current interest rate environment and other competitive market factors, we adjust crediting rates on interest-sensitive products over time in order to manage spread revenue and policyholder surrender and withdrawal activity. Spread revenue can also be improved over time by increasing investment income.

Policyholder surrenders, withdrawals and death benefits

(in millions)

	2003	2002	2001
General account	$226.0	$358.6	$450.9
Separate account	496.8	552.1	523.8

Total	$722.8	$910.7	$974.7

General account surrenders, withdrawals and death benefits decreased $132.8 million in 2003, compared with 2002, due to a decrease in both death benefits and surrenders and withdrawals. General account surrenders, withdrawals and death benefits decreased $92.3 million in 2002, compared with 2001, due to a decrease in overall surrenders and withdrawals as equity markets were volatile.

Surrenders, withdrawals and death benefits on separate account products decreased $55.3 million in 2003, compared with 2002. The decrease reflects lower surrenders and withdrawals as equity markets increased during 2003, generally increasing the market value of separate account assets. The decrease was offset in part by increased death benefits in 2003 compared to 2002. Surrenders, withdrawals and death benefits on separate account products increased $28.3 million in 2002, compared with 2001. Excluding surrenders of $92.4 million on BOLI contracts in 2001, the majority of which was a contract with an affiliate, surrenders, withdrawals and death benefits on separate account products increased $120.7 million in 2002, compared with 2001. The increase was primarily due to investors’ seeking more stable returns during a period of equity market uncertainty.

The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other policyholder benefits, as reported in our Consolidated Statements of Operations:

	2003	2002	2001
(in millions)
Claims incurred and other policyholder benefits, per the Consolidated Statement of Operations	$13.6	$62.6	$21.9
Reclass deposit-type surrenders, withdrawals and death benefits to balance sheet	707.4	890.0	970.6
Less: (Increase) decrease in reserves	5.6	(35.7)	(12.4)
Less: interest on benefits and other	(3.8)	(6.2)	(5.4)

Total policyholder surrenders, withdrawals and death benefits	$722.8	$910.7	$974.7

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

Pursuant to GAAP, no additional liabilities for future policy benefits related to GMDB and GRIB have been established as of December 31, 2003. However, starting in January, 2004, the recognition of future policy benefits for GMDB and GRIB and its impact on the Company’s financial statements will vary from the amounts reported as of December 31, 2003 and 2002 due to the implementation of a new accounting pronouncement, Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts.” (See the Future Adoption of New Accounting Standards section and Note 14 of the Notes to Consolidated Financial Statements.)

Taxes, Licenses & Fees

Taxes, licenses and fees primarily reflect taxes assessed on premiums related to BOLI. Taxes, licenses and fees decreased $21.1 million in 2003 compared to 2002 and increased $8.5 million in 2002 compared to 2001. The decrease in 2003 was due to a decrease in BOLI renewal premiums. The increase in 2002 was primarily due to an increase in BOLI renewal premiums during the year.

Commissions and Operating Expenses, Net of the Deferral of Insurance Acquisition Costs

Commissions and operating expenses, net of the deferral of insurance acquisition costs, decreased $28.0 million to $26.7 million in 2003, compared with $54.5 million in 2002. The decrease was primarily due to the coinsurance to FKLA in 2003. Commissions and operating expenses, net of the deferral of insurance acquisition costs were virtually unchanged in 2002 compared with 2001 at $54.5 million and $54.2 million, respectively.

Amortization of Insurance Acquisition Costs

Amortization of insurance acquisition costs increased $116.8 million in 2003, compared with 2002, primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to FKLA. Amortization of insurance acquisition costs increased $16.9 million in 2002, compared with 2001. This net increase was attributable to lower future estimated gross profits (EGPs) due to the continued decline in the stock market, realized capital gains on investments and a lower yielding investment portfolio.

The percentage increase in the S&P 500 for the year ended December 31, 2003, was 26.4% while 2002 and 2001 had reductions of (23.4)%, and (13.0)%, respectively. Appreciation in the stock market in 2003 resulted in increases in separate account assets, which also increased asset-based separate account fees and future EGPs. This slowed amortization in the current period. Depreciation in the stock market in 2002 and 2001 resulted in decreases in separate account assets, which reduced asset-based separate account fees and future EGPs. This accelerated amortization in 2002 and 2001. Realized capital gains on investments increased current gross profits, decreasing future EGPs, and accelerated amortization in the current period. The lower yielding investment portfolio compresses future interest margins (spread income) which reduces future EGPs and also accelerates current year amortization.

Amortization of Value of Business Acquired

Deferred insurance acquisition costs, for policies sold prior to the Company’s acquisition were replaced under purchase accounting by the value of business acquired (“VOBA”). The VOBA reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the VOBA is calculated assuming an interest rate equal to the liability or contract rate on the business acquired. Deferred insurance acquisition costs are established on all new policies sold after this acquisition.

In 2003, the underlying acquired business which we had been amortizing was transferred to FKLA as part of the Purchase Agreement, resulting in amortization of $56.8 million, and a zero balance at December 31, 2003. For 2002 and 2001, depreciation in the stock market continued to decrease the separate account assets and the related asset-based separate account fees over the past few years. The continued reduction in the asset-based separate account fees decreased the current and future EGPs in 2002 and 2001. The amortization of the VOBA over the past several years reflects the net impact that the decline in the stock market has had on the current and future EGPs of the pre-acquisition annuity contracts. A lower yielding investment portfolio also impacted VOBA amortization in 2002. The lower yielding investment portfolio compressed future interest margins (spread income) which reduced future EGPs and accelerated current year amortization.

Goodwill Impairment and Amortization of Goodwill and Other Intangibles

As previously discussed, during 2002, we wrote off the remaining goodwill asset that was on the books at December 31, 2001. In accordance with SFAS 142, no amortization was recorded in 2002 related to the goodwill asset. Other intangible assets related to the purchase of PMG continued to be amortized on a straight-line basis through August 2003, until PMG was sold to Bank One in accordance with the Purchase Agreement.

Income Tax Expense (Benefit)

Income tax benefit for 2003 increased by $12.9 million, compared with 2002, primarily due to a $55.0 million deferred tax expense incurred in 2002 as a result of goodwill impairment and amortization of other intangible expense. Tax expense for 2002 decreased by $30.5 million, compared with 2001, primarily due to lower operating earnings in 2002, compared to 2001 and realized capital losses in 2002, compared to realized capital gains in 2001. The prior year’s provision to return adjustments created a tax benefit of $2.2 million during 2002. There were no such adjustments during 2001. Tax expense also decreased by $3.6 million in 2002 related to a tax settlement with the Internal Revenue Service.

ASSETS UNDER MANAGEMENT

The following table reflects our assets under management:

Assets under management

(in millions)

	2003	2002
General account	$752.3	$3,930.9
Separate account—BOLI	9,427.9	8,769.6
Separate account—DESTINATIONSSM	3,580.2	2,890.9
Separate account—Other	2,114.1	1,886.9

Total	$15,874.5	$17,478.3

Total assets under management decreased in 2003, compared with 2002, primarily reflecting the transfer of assets as part of the Coinsurance Agreement with FKLA. Total assets under management were also affected by equity market and interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year.

Investments

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on, among other factors:

•	our evaluation of risk and return in various markets,

•	consistency with our business strategy and investment guidelines approved by the Board of Directors,

•	the interest rate environment,

•	liability durations, and

•	changes in market and business conditions.

A changing marketplace has affected the life insurance industry. To accommodate customers’ increased preference for safety over higher yields, we have systematically reduced our investment risk. During 2003, the portfolio decreased $3.2 billion due to asset sales and transfers resulting from the Purchase Agreement with Bank One. We continue to invest in higher quality, lower risk investments. During 2002, because of continued poor economic conditions, which resulted in both write-downs and credit-related losses in our fixed income portfolio, we repositioned this portfolio. The losses in 2002 were largely offset by realized gains on sales in the portfolio and the proceeds were primarily reinvested in higher quality, less risky investments at the expense of reducing our portfolio yield. This should result in less volatility in our fixed income portfolio in the future.

Our cash flow is carefully monitored and our investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. For the majority of investment securities, portfolio management is handled by Deutsche Investment Management Americas, Inc. (“DIM”). DIM provides investment services including purchases and sales of securities, under the supervision of the Investment Committee of the Company.

Invested assets and cash

(in millions)

	December 31, 2003		December 31, 2002
Cash and short-term investments	$62.5	8.3%	$47.4	1.2%
Fixed maturity securities:
Investment-grade:
NAIC(1) Class 1	504.7	67.1	2,442.4	62.1
NAIC(1) Class 2	110.6	14.7	880.5	22.4
Below investment-grade (NAIC classes 3 through 6):
Performing	2.4	0.3	95.1	2.4
Non-performing	1.3	0.2	2.8	—
Equity securities	2.8	0.4	58.6	1.5
Joint venture mortgage loans	7.4	1.0	114.1	2.9
Third-party mortgage loans	53.0	7.0	58.0	1.5
Other real estate-related investments	5.5	0.7	5.6	0.2
Policy loans	—	—	223.9	5.7
Other	2.1	0.3	2.5	0.1

Total	$752.3	100.0%	$3,930.9	100.0%

(1)	National Association of Insurance Commissioners (“NAIC”).
—Class 1 = A– and above
—Class 2 = BBB– through BBB+

Fixed Maturity Securities

We carry our fixed maturity investment portfolio, which is considered available-for-sale, at estimated fair value. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of deferred taxes. The change in unrealized gains and losses on fixed maturity securities at December 31, 2003 was a decrease of $115.6 million. The change in unrealized gains and losses on fixed maturity securities at December 31, 2002 was an increase of $69.4 million.

At December 31, 2003, investment-grade fixed maturity securities, cash and short-term investments accounted for 90.1% of invested assets and cash, compared with 85.7% at December 31, 2002. Approximately 55.6% of our NAIC Class 1 bonds were rated AAA or equivalent at year-end 2003, compared with 48.0% at December 31, 2002.

Approximately 14.4% of the investment-grade fixed maturity securities at December 31, 2003 were residential mortgage-backed securities, down from 16.2% at December 31, 2002. Approximately 8.6% of the investment-grade fixed maturity securities at December 31, 2003 were commercial mortgage-backed securities, compared with 6.3% at December 31, 2002. The residential mortgage-backed securities consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. We have not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. Our mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Approximately 14.2% and 7.3% of the investment-grade fixed maturity securities consisted of asset-backed securities at December 31, 2003 and 2002, respectively. At December 31, 2003, the majority of investments in asset-backed securities were backed by automobile loans (22.7%), credit card loans (21.9%), collateralized loan and bond obligations (19.4%), and manufactured housing loans (18.4%). At December 31, 2002, the majority of investments in asset-backed securities were backed by home equity loans (34.7%), manufactured housing loans (17.7%), collateralized loan and bond obligations (15.4%) and automobile loans (13.1%).

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

At December 31, 2003 and 2002, unamortized premiums and discounts related to mortgage-backed and asset-backed securities were as follows (in millions):

	December 31,
	2003	2002
Unamortized premiums	$7.2	$19.0
Unamortized discounts	$10.5	$3.5

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

The table below provides information about the mortgage-backed and asset-backed securities that are sensitive to changes in interest rates. The expected maturity dates have been calculated on a security by security basis for asset-backed securities and collateralized mortgage obligations. Mortgage pass-through expected maturities are calculated on expected cash flow given certain prepayment assumptions. An iterative process is used to determine the implied rate embedded in the current market price and is consistent with the current interest rate and economic environment.

(in millions)	Carrying Value at December 31, 2003	Expected Maturity Date						Fair Value at December 31, 2003
		2004	2005	2006	2007	2008	Thereafter
Mortgage-backed
Residential
—Principal payments	$97.7	$31.5	$18.7	$15.8	$8.3	$4.4	$24.2	$97.7
—Average yield	5.29%	4.90%	4.89%	4.25%	4.94%	5.53%	7.88%	5.29%
Commercial
—Principal payments	$58.4	$2.5	$1.1	$2.8	$16.7	$17.9	$12.8	$58.4
—Average yield	3.96%	3.00%	3.66%	3.36%	3.51%	4.07%	4.72%	3.96%
Asset-backed
—Principal payments	$78.8	$16.7	$13.0	$21.4	$6.4	$2.2	$30.2	$78.8
—Average yield	7.93%	11.82%	10.73%	10.09%	5.21%	8.57%	7.32%	7.93%

	$234.9							$234.9

(in millions)	Carrying Value at December 31, 2002	Expected Maturity Date						Fair Value at December 31, 2002
		2003	2004	2005	2006	2007	Thereafter
Mortgage-backed
Residential
—Principal payments	$536.8	$216.3	$111.1	$120.0	$53.1	$14.7	$21.6	$536.8
—Average yield	4.80%	5.26%	5.78%	6.08%	6.06%	5.88%	5.71%	4.80%
Commercial
—Principal payments	$210.9	$19.3	$—	$8.1	$—	$46.7	$136.9	$210.9
—Average yield	6.18%	6.18%	6.18%	6.18%	6.11%	6.09%	6.58%	6.18%
Asset-backed
—Principal payments	$245.3	$39.2	$54.3	$45.2	$38.2	$31.2	$37.2	$245.3
—Average yield	6.55%	6.55%	6.38%	6.27%	6.84%	7.39%	7.44%	6.55%

	$993.0							$993.0

The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2003 was 4.25 years. A 100 basis point increase in interest rates would extend the weighted average maturity to approximately 4.45 years, while a 100 basis point decrease in interest rates would decrease the weighted average maturity to approximately 3.68 years.

The weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2002, was 2.96 years. A 50 basis point increase in interest rates would have extended the weighted average maturity approximately 3.14 years, while a 50 basis point decrease in interest rates would have decreased the weighted average maturity by approximately 2.87 years.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of three issuers, totaled 0.5% of invested assets and cash at December 31, 2003 and at December 31, 2002 comprised 40 securities and 2.4% of invested assets and cash. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Our strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today’s consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real Estate-Related Investments

The $65.9 million real estate-related portfolio consists of joint venture and third party mortgage loans and other real estate-related investments. The real estate-related portfolio constituted 8.7% of invested assets and cash at December 31, 2003, compared with $177.7 million, or 4.6%, at December 31, 2002. The decrease in the real estate-related portfolio during 2003 was primarily due to the sale, at book value, of $113.0 million of invested assets to our parent, Kemper, in the third quarter of 2003. These invested assets consisted primarily of joint venture mortgage loans made to a master limited partnership whose underlying investment was a water development project in California.

As reflected in the “Real estate portfolio” table below, we have continued to fund both existing projects and legal commitments. Future legal commitments were $29.0 million at December 31, 2003 and $29.9 million at December 31, 2002. A current commitment of $25.0 million expired on March 22, 2004. (See the Liquidity and Capital Resources and Off-Balance Sheet Transactions sections). Total legal commitments, along with estimated working capital requirements, are considered in management’s evaluation of reserves and write-downs.

At December 31, 2003 and 2002, real estate loans totaled $65.9 million and $177.7 million, after reserves. Of this amount, $60.9 million and $172.7 million are on accrual status with weighted average interest rates of approximately 5.83% and 8.9% at December 31, 2003 and 2002, respectively. Of these accrual loans:

•	11.9% and 6.8% have terms requiring current periodic payments of their full contractual interest, at December 31, 2003 and 2002, respectively,

•	88.1% and 34.5% require only partial payments or payments to the extent of borrowers’ cash flow, at December 31, 2003 and 2002, respectively, and

•	0% and 58.7% require that payments are deferred until maturity at December 31, 2003 and 2002, respectively.

The equity investments in real estate at December 31, 2003 and 2002 consisted of other equity investments in joint ventures. These equity investments include our share of periodic operating results. As an equity owner or affiliate of an equity owner, we have the ability to fund, and historically have elected to fund, operating requirements of certain joint ventures.

Real Estate Portfolio

(in millions)

	Mortgage Loans		Other Real Estate- Related Investments
	Joint Venture	Third- Party	Other Loans(2)	Equity Investments	Total
Balance at December 31, 2002	$114.1	$58.0	$4.9	$0.7	$177.7	(1)
Additions (deductions):
Fundings	6.5	12.4	—	—	18.9
Interest added to principal	10.6	—	—	—	11.2
Sales/paydowns/distributions	(123.8)	(18.0)	—	(0.3)	(142.1)
Net realized investment gains	—	0.6	—	0.2	0.2

Balance at December 31, 2003	$7.4	$53.0	$4.9	$0.6	$65.9	(3)

(1)	Net of $8.6 million reserve and write-downs. Excludes $5.8 million of real estate-related accrued interest.
(2)	The other real estate loans are notes receivable evidencing financing, primarily to joint ventures. These loans were made generally to provide financing for Kemper’s or our joint ventures for various purposes.
(3)	Net of $8.0 million reserve and write-downs. Excludes $0.4 million of real estate-related accrued interest.

Real Estate Concentrations and Outlook

The real estate portfolio is distributed by geographic location and property type. However, concentration of exposures in certain states and in certain types of properties do exist. In addition to these exposures, exposures also exist as to certain real estate developers and partnerships.

As a result of our ongoing strategy to reduce exposure to real estate-related investments, we had investments in three projects that accounted for substantially the entire $65.9 million real estate-related portfolio as of December 31, 2003.

The largest of these investments at December 31, 2003, amounted to $53.0 million and consisted of second mortgages on nine hotel properties and one retail property. Patrick M. Nesbitt or his affiliates, a third-party real estate developer, have ownership interests in these properties. These properties are geographically dispersed and the current market values of the underlying properties substantially exceed the balances due on all but one of the mortgages. These loans are on accrual status.

At December 31, 2002, the largest of our real estate investments were loans to a master limited partnership (the “MLP”) between subsidiaries of Kemper and subsidiaries of Lumbermens Mutual Casualty Company, which amounted to $102.3 million. During 2003, the Company sold $113.0 million of loans, including the MLP loans, to its parent, Kemper, at book value for no realized gain or loss.

At December 31, 2003, a loan to a joint venture amounted to $7.4 million. This affiliated mortgage loan is on an office property located in Illinois and owned by an affiliate, Zurich North America.

The remaining real estate-related investments amounted to $5.5 million at December 31, 2003, and consisted primarily of $4.9 million in mortgage loans on various unzoned lots located in Hawaii. These properties are not currently producing income and the loans are on nonaccrual status. We are currently pursuing an out of court settlement with the City of Honolulu for the rezoning of certain unzoned properties. Management is currently working with the City of Honolulu to obtain zoning that will allow development of the properties. Alternatively, we may completely dispose of all investments in Hawaii. At both December 31, 2003 and 2002, off-balance-sheet legal commitments related to Hawaiian properties totaled $4.0 million. (See Off-Balance-Sheet Transactions section and Note 8 of the Notes to Consolidated Financial Statements.)

We evaluate our real estate-related investments (including accrued interest) using an estimate of the investments’ observable market price, net of estimated selling costs. Where no observable market price exists, periodic appraisals are obtained. Because the real estate review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time. Real estate-related investments are expected to continue to decline further through future sales and paydowns. Net income could be reduced in future periods if:

•	real estate market conditions worsen in areas where our portfolio is located,

•	our plans with respect to certain projects change, or

•	necessary construction or zoning permits are not obtained.

Troubled real estate-related investments consisted of loans on nonaccrual status primarily related to mortgage loans on properties located in Hawaii, totaling $7.1 million before reserves at both December 31, 2003 and 2002. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Loans on nonaccrual status after reserves amounted to $5.0 million at December 31, 2003 and 2002.

Derivative Instruments

The Company is party to an interest rate swap agreement with Zurich Capital Markets, Inc. (“ZCM”), an affiliated counterparty. The Company invests primarily in fixed rate investments. A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is made by one counterparty at each due date. The Company paid $4.6 million and $3.8 million in 2003 and 2002, respectively, as settlement for the difference between the fixed-rate and floating-rate interest.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to financial instruments, but it does not expect its counterparty to fail to meet its obligations given its high credit rating. The credit exposure of interest rate swaps is represented by the fair value (market value) of contracts. At December 31, 2003 and 2002, an open swap agreement with a notional value of $100.0 million and an expiration date of November 2004, had a negative market value of $4.5 million, and $8.1 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying consolidated balance sheets.

The Company has designated the interest swap as a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract are recorded to accumulated other comprehensive income (loss). The terms of the swap contract have been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the years ended December 31, 2003 or 2002.

The Company entered into a Modified Coinsurance Agreement with FNWL (see Reinsurance section below). The Agreement required a separate recording of an embedded derivative in the financial statements for the year ended December 31, 2003 (see Effects of New Accounting Pronouncements section). At December 31, 2003, the Company had an embedded derivative of $3.6 million included as a component of other assets in the accompanying consolidated balance sheet.

Future Policy Benefits

The following table provides a breakdown of our reserves for future policy benefits by product type:

	December 31, 2003	December 31, 2002
(in millions)
General account annuities	$327	$3,063
Interest-sensitive life insurance and other	—	615
Ceded future policy benefits	3,993	434

Total	$4,320	$4,111

The increase in ceded future policy benefits in 2003, compared with 2002, was primarily due to the transfer of reserves as part of the Coinsurance Agreement with FKLA.

Other Policyholder Benefits and Funds Payable

Other policyholder benefits and funds payable decreased $28.6 million to $150.1 million at December 31, 2003 from December 31, 2002, primarily due to a decrease in unearned BOLI revenue of $12.7 million and a decrease in funds held for the accounts of others of $15.9 million.

Stockholder’s Equity

Stockholder’s equity totaled $638.3 million at December 31, 2003, compared with $723.8 million at December 31, 2002 and $818.0 million at December 31, 2001. The decrease in stockholder’s equity in 2003 was primarily due to a decrease of $66.3 million in accumulated other comprehensive income and a $19.2 million increase in retained deficit. The decrease in accumulated other comprehensive income was primarily related to realized losses of the fixed maturity investment portfolio due to the sale of investments. The 2003 increase in retained deficit was due to a $9.2 million net loss from operations and $10.0 million in dividends paid to our parent company.

The decrease in stockholder’s equity in 2002 was primarily due to a net loss of $169.0 million, offset by an increase in accumulated other comprehensive income of $37.5 million and an increase in additional paid-in capital of $37.3 million. The increase in accumulated other comprehensive income was primarily related to unrealized appreciation of the fixed maturity investment portfolio due to declining interest rates during 2002. The increase in additional paid-in capital in 2002 was due to a $30 million capital contribution from our parent company, and a $7.3 million forgiveness of a tax receivable due to Kemper from us.

REINSURANCE

FKLA. On September 3, 2003, we transferred portions of our business through a one hundred percent coinsurance arrangement to our former affiliate, FKLA. This transfer was part of a larger transaction pursuant to the Purchase Agreement mentioned above.

Upon the Closing of the transactions contemplated by the Purchase Agreement, including the Coinsurance Agreement, effective as of the Closing, we ceded to FKLA, and FKLA assumed on a coinsurance basis, 100% of the General Account Liabilities. Upon the Closing, we also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, a majority of the Separate Account Liabilities; however, ownership of the underlying separate account assets was not transferred to FKLA. At December 31, 2003, the reinsurance recoverable from FKLA was $3.6 billion.

We remain primarily responsible to our policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and are not relieved of our obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.5 billion. Separate account assets that support the Separate Account Liabilities but were not ceded to FKLA under the modified coinsurance arrangement totaled $2.0 billion. At December 31, 2003, our reinsurance reserve credit from FKLA relating to the coinsurance transaction totaled approximately $3.5 billion.

In the fourth quarter of 2000, we assumed from FKLA $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in this trust to institutional investors. This Funding Agreement has a variable rate of interest based on LIBOR, is an obligation of our general account and is recorded as future policy benefits. At December 31, 2003, the Funding Agreement balance was $100.2 million.

FNWL. The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, FNWL. FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. In exchange, the Company paid an initial ceding commission of $36.5 million. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, we will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, DIG B36 (see Effects of New Accounting Pronouncements section). At December 31, 2003, the modified coinsurance receivable was $762.5 million and the modified coinsurance payable was $758.9 million.

FLA. The Company’s ceded future policy benefits reflect coinsurance (indemnity reinsurance) transactions where the Company insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with FLA and ceded benefits related to its BOLI reinsurance discussed below. At December 31, 2003 and 2002, the reinsurance reserve credit from FLA relating to the coinsurance transactions totaled approximately $203.2 million and $215.3 million, respectively. The reinsurance recoverables were $207.7 million and $215.3 million at December 31, 2003 and 2002, respectively.

TRANSAMERICA RE. The net amount at risk of the GMDB and GRIB on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of December 31, 2003 and 2002, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts with Transamerica Re amounted to $26.3 million and $24.7 million, respectively.

ZICBB. We are a party to a reinsurance agreement with ZICBB. Under the terms of this agreement, we cede, on a yearly renewable term basis, 100% of the net amount at risk (death benefit payable to the insured less the insured’s separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, we cede separate account fees (cost of insurance charges) to ZICBB. Under our amended agreement, we maintain a trust account that acts as security for the reinsurance agreement. The trust account is not reflected in our consolidated financial statements but is included in ZICBB’s financial statements. At December 31, 2003, reserve credits totaling $206.2 million were secured by the trust agreement which included invested assets and cash with a fair value of approximately $235.4 million.

The following table contains amounts related to the BOLI reinsurance agreement with ZICBB:

ZICBB BOLI

(in millions)

	Year Ended December 31,
	2003	2002	2001
Face amount in force	$85,269	$85,592	$85,564

Net amount at risk ceded	$(74,567)	$(75,288)	$(76,283)

Cost of insurance charges ceded	$177.9	$156.5	$168.1

Funds withheld account	$—	$—	$236.1

The Company’s FWA supported reserve credits on reinsurance ceded on the BOLI product at December 31, 2001. At December 31, 2003 and 2002, the trust supports reinsurance recoverables of $16.9 million and $15.8 million, respectively on the reinsurance ceded.

Effective December 31, 2001, the Company entered into a quota-share reinsurance agreement with ZICBB. Under the terms of this agreement, the Company ceded 100% of the net amount at risk of the GMDB and GRIB portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company ceded 100% of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. The account values related to these policies are held in the Company’s separate account during the accumulation period of the contracts. The reserve credits under this treaty are secured by a trust agreement that requires the fair market value of assets therein to be at least equal to 102 percent of such reserve credits.

In January 2003, the specific annuities that comprised a certain block of business ceded to ZICBB were surrendered. Approximately $5.0 million in surrender charges collected on these specific annuities was paid to ZICBB at the end of February 2003, as the final settlement payment related to this reinsurance agreement.

OPERATIONS BY BUSINESS SEGMENT

Prior to 2002, the Company along with FKLA, ZLICA and FLA, operated under the trade name of Zurich Life, formerly Zurich Kemper Life. Prior to 2002, Zurich Life was organized by Strategic Business Unit

(“SBU”). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life’s SBUs crossed legal entity lines, as certain similar products were sold by more than one legal entity or through more than one distribution channel.

In 2002, our management team shifted its financial focus from SBU performance to a line of business performance, within each legal entity. The SBUs became primarily responsible for market management, including distribution management, product design, sales and marketing.

As a result, the Company now has two primary operating segments, life insurance and annuities, which have different types of products and services. These two operating segments reflect the way we manage our operations and make business decisions.

Premiums received from the sale of annuity products and the majority of our life insurance products are treated as deposit-type funds and are not recorded as revenue within the consolidated statements of operations. However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities from which we earn investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. We received cost of insurance charges and other separate account fees as revenues from this business. In addition, we received premium tax and DAC tax expense loads from certain policyholders.

In the following table, we use the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses, net of related income taxes, from net income (loss). Operating income (loss) is calculated by excluding amortization of goodwill and intangibles, goodwill impairment, and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

Prior period information has been restated to conform to the composition of our segments.

	Twelve Months Ended December 31, 2003
(in thousands)	Life	Annuity	Total
Net income (loss)	$4,865	$(14,052)	$(9,187)
Net realized investment gains, net of tax	419	54,591	55,010

Net operating income (loss)	$4,446	$(68,645)	$(64,199)

Amortization of intangibles	—	(506)	(506)

Operating income (loss) before amortization of intangibles	$4,446	$(68,139)	$(63,693)

Total assets	$10,658,132	$10,448,309	$21,106,441

Total reserve for policyholder benefits in the general account	$811,137	$3,508,530	$4,319,667
Total separate account liabilities	9,518,812	5,603,402	15,122,214

Total reserve for policyholder benefits	$10,329,949	$9,111,932	$19,441,881

	Twelve Months Ended December 31, 2002
(in thousands)	Life	Annuity	Total
Net loss	$(23,654)	$(145,304)	$(168,958)
Net realized investment gains (losses), net of tax	753	(1,259)	506

Net operating loss	$(24,407)	$(144,045)	$(168,452)

Amortization of intangibles	$(106)	$(653)	$(759)
Goodwill impairment	(32,832)	(123,679)	(156,511)
Cumulative effect of accounting change, net of tax	—	(21,907)	(21,907)

Operating income before amortization of intangibles, goodwill impairment and cumulative effect of accounting change, net of tax	$8,531	$2,194	$10,725

Total assets	$9,840,840	$8,825,442	$18,666,282

Total reserve for policyholder benefits in the general account	$808,389	$3,302,674	$4,111,063
Total separate account liabilities	8,848,140	4,699,236	13,547,376

Total reserve for policyholder benefits	$9,656,529	$8,001,910	$17,658,439

	Twelve Months Ended December 31, 2001
(in thousands)	Life	Annuity	Total
Net income	$11,867	$39,730	$51,597
Net realized investment gains, net of tax	3,274	10,155	13,429

Net operating income	$8,593	$29,575	$38,168

Amortization of goodwill and intangibles	$(3,152)	$(10,553)	$(13,705)

Operating income before amortization of goodwill and intangibles	$11,745	$40,128	$51,873

Goodwill	$6,601	$171,817	$178,418
Total assets	$8,841,469	$9,248,359	$18,089,828

Total reserve for policyholder benefits in the general account	$628,899	$3,005,262	$3,634,161
Total separate account liabilities	7,696,013	5,412,740	13,108,753

Total reserve for policyholder benefits	$8,324,912	$8,418,002	$16,742,914

During 2003, decreases in operating income (loss) before amortization of intangibles, for both the life and annuity segments in 2003 was largely due to the Purchase Agreement with Bank One (see the Reinsurance section and Note 3 of the Notes to Consolidated Financial Statements).

Operating income before amortization of intangibles in the life segment decreased $4.1 million in 2003 to $4.4 million from $8.5 million. This decrease was largely due to an increase in amortization of deferred insurance acquisition costs as well as a decrease in spread revenue. The increase in amortization of deferred insurance acquisition costs was primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to FKLA. Spread revenue decreased in 2003 mainly due to a decrease in investment income.

Operating income (loss) before amortization of intangibles in the annuity segment decreased $70.3 million in 2003 to a $68.1 million operating loss from operating income of $2.2 million in 2002. This decrease was primarily due to an increase in amortization of deferred insurance acquisition costs and value of business acquired as well as a decrease in spread revenue. The increases in amortization for both the deferred acquisition costs and value of business acquired were primarily due to the write-offs related to the blocks of business ceded to FKLA. Spread revenue decreased in 2003 mainly due to a decrease in investment income.

Other Related-Party Transactions

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and one of its affiliates has an ownership interest. At December 31, 2003 and 2002, joint venture mortgage loans totaled $7.4 million and $114.1 million, respectively, and during 2003 and 2002, the Company earned interest income on joint venture loans of $12.1 million and $10.4 million, respectively. During the third quarter of 2003, the Company sold $113.0 million of joint venture loans to its parent, Kemper, at book value for no realized gain or loss.

In February 2001, the Company sold a $60 million group variable life policy to FKLA, covering all current FKLA employees as of February 14, 2001. The BOLI transaction permits FKLA to indirectly fund certain of its employee benefit obligations. FKLA was a related party until September 2003.

During the majority of 2003 and the full years 2002 and 2001 the Company’s personnel were employees of FKLA. Expenses are allocated to the Company for the utilization of FNWL and FKLA employees and facilities as applicable. Expenses allocated to the Company amounted to $1.6 million from FNWL in 2003, $12.8 million from FKLA in 2003, $29.9 million from FKLA in 2002, and $27.4 million from FKLA in 2001. The Company also paid to Kemper’s real estate subsidiaries, fees of $0.3 million, $0.4 million, and $0.5 million in 2003, 2002, and 2001, respectively, related to the management of the Company’s real estate portfolio.

Related party receivables and payables are settled each month. At December 31, 2003 and 2002, the Company reported the following amounts due from or (to) related parties:

	December 31, 2003	December 31, 2002
(in thousands)
FNWL	$762,579.2	$—
Kemper	101.3	—
ZLICA*	—	18.0
Zurich Global Investment Advisors	58.2	—
Other	—	1.0

Receivable from related parties	$762,738.7	$19.0

FKLA*	$—	$(3,536.3)
FNWL	(758,852.6)	—
Kemper	(5,000.0)	—
Zurich Direct	—	(52.6)
Zurich Insurance Company—Bermuda Branch	(28,462.7)	(16,354.3)
Other	—	(108.0)

Payable to related parties	$(792,315.3)	$(20,051.2)

Net payable to related parties	$(29,576.6)	$(20,032.2)

*	ZLICA, FKLA and Zurich Direct ceased being related parties in September 2003. (See Note 3 of the Notes to Consolidated Financial Statements).

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities” that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. (See Note 4 of the Notes to Consolidated Financial Statements).

In April 2003, the Financial Accounting Standards Board (“FASB”) released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have any impact on the financial position of the Company.

In April 2003, the FASB released Statement 133 (“SFAS 133”) Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company adopted DIG B36 on October 1, 2003.

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At December 31, 2003, the Company had an embedded derivative of $3.6 million recorded in other assets with a corresponding amount in other income.

Future Adoption of New Accounting Standards

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The SOP will be effective for the Company’s financial statements on January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

•	Recognizing expenses for a variety of contracts and contract features, including GMDB and GRIB, certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Reporting and measuring the Company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing DAC.

Death Benefits and Other Insurance Benefit Features. The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain GMDB and GRIB, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures approximately 35% of the benefit guaranties associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-1, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of $46.6 million. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. Management is currently in the process of evaluating the impact of the SOP related to the GRIB and GMDB liability on our financial statements.

Separate Account Presentation. The Company has recorded certain market value adjusted (“MVA”) fixed annuity products as separate account assets and liabilities through December 31, 2003. Notwithstanding the MVA feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. The Company is currently evaluating the impact that this SOP will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholder’s account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing investments or investments sold from a large, publicly traded investment portfolio.

We also continuously monitor capital resources. Our adjusted capital and surplus on a statutory accounting basis was compared with required capital under the NAIC’s risk-based capital (“RBC”) approach. Our RBC ratio increased due to the increase in our statutory surplus and overall improvement in invested asset quality. We monitor capital resources very closely and mitigation strategies have been and will be put in place should further market declines continue.

The short-term and long-term liquidity requirements of the Company are monitored regularly to match cash inflows with cash requirements. The Company periodically reviews its short-term and long-term projected sources and uses of funds and the asset/liability, investment and cash flow assumptions underlying these projections. Adjustments are made periodically with respect to the Company’s investment policies to reflect changes in the Company’s short-term and long-term cash needs and changing business and economic conditions.

Given the Company’s historic cash flow and current financial results, management of the Company believes that the cash flow from operating activities over the next year will provide sufficient liquidity for operations.

OFF-BALANCE SHEET TRANSACTIONS

In 1994, the Company entered into a commitment to provide a financial guaranty in the form of an extended standby credit enhancement to a third party letter of credit supporting the purchase of bonds issued to finance the development of a certain retirement property in Texas. The amount of the secured guaranty was $25.0 million and expired on March 22, 2004. The guaranty was expected to retire without being funded; therefore, the contract amounts were not estimates of future cash flows. At December 31, 2003, fixed maturity securities with a carrying amount of $28.2 million were pledged as collateral to secure the letter of credit.

As part of the guaranty agreement, upon the expiration of the guaranty period and in the event the third party cannot find an alternate guarantor, the bond indebtedness will be accelerated to mature immediately and the Company will be directly and contingently liable to purchase the bonds from the issuer of the letter of credit. In connection with the acceleration of the contingent liability, the Company will have full recourse to a collateral pool and the real property. The fair value of the recourse collateral pool was estimated to be $15.7 million, which was based upon the fair market value at December 31, 2003. The estimated fair value of the real property was approximately $9.0 million, based upon an independent appraisal at September 9, 2003.

The guaranty has off-balance sheet credit risk because GAAP requires only the accruals for probable losses to be recognized until the guaranty expires. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and that no amounts could be recovered from other parties.

On March 22, 2004, the third party informed the Company it was not able to obtain an alternate guarantor or financing arrangement. Management is currently in negotiation and active discussion with the third party to extend the guaranty in exchange for certain considerations. The Company does not believe it is practicable to estimate the impact on the financial position of the Company due to on-going negotiations. As of December 31, 2003, there was no impact to the Company’s financial position or consolidated results of operations.

In 1997, the Company entered into an agreement with a third party to guaranty certain indemnity obligations of an affiliated company, including environmental claims over a period of 20 years. The maximum liability exposure would not exceed $4 million. The Company is fully insured for losses and liabilities related to the potential environmental claims for a period of 10 years. Additionally, KFC Portfolio Corp, an affiliated company, has agreed to guaranty and indemnify the Company from all liabilities and costs incurred related to this transaction.

While the Company currently has not experienced any environmental claims or threatened environmental claims related to this transaction, it is reasonably possible that the results of ongoing or future environmental studies or other factors could alter this expectation and may require recording of a liability and cause the Company future cash outlays. The extent or amount of such events, if any, cannot be estimated at this time. Management believes this has no impact to the consolidated results of operations, financial position or liquidity for the years ended December 31, 2003 and 2002.

The SEC requires disclosure concerning the registrant’s obligations and commitments to make future payments under contracts, such as debt and lease agreements and contingent commitments, which should be provided in a single location so that a total picture of obligation would be readily available. The Company does not have such obligations other than its contractual obligations to its policyholders and certain guaranties which were disclosed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The following discussion covers market risks associated with investment portfolios that support the Company’s general account liabilities. We do not address market risks associated with investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes any market risks. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2003.

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices.

A rising interest rate environment can increase net investment income as well as contribute to both realized and unrealized fixed maturity investment losses. A declining interest rate environment can decrease net investment income as well as contribute to both realized and unrealized fixed maturity investment gains. Also, lower renewal crediting rates on annuities, compared with competitors’ higher new money crediting rates, have influenced certain annuity holders to seek alternative products. We mitigate this risk somewhat by charging surrender fees, which decrease over time, when annuity holders withdraw funds prior to maturity on certain annuity products.

The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Market Risk

Market risk represents the risk of loss that may occur due to potential changes in a financial instrument’s valuation of cash flows due to changes in interest rates, currency exchange rates, equity prices or commodity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. Our primary market risk exposures are to changes in interest rates and equity prices.

The active management of market risk is integral to our results of operations. We may use the following approaches to manage our exposure to market risk within defined tolerance ranges: 1) rebalance our existing asset or liability portfolios, 2) change the character of investments purchased in the future or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of these derivative financial instruments, see Note 1 of the Notes to Consolidated Financial Statements.

Oversight

In formulating and implementing policies for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles.

We administer and oversee the investment risk management processes primarily through the Board of Directors and Investment Committee. The Board of Directors and Investment Committee provide executive oversight of investment activities. The Company engaged Zurich Global Investment Advisors Limited (“ZGIA”), an affiliated company, to provide advisory services on investment activities and oversight on strategic and tactical asset allocation. The Investment Committee meets at least monthly to provide detailed oversight of investment risk, including market risk.

The majority of our investment securities portfolio management is handled by Deutsche Investment Management Americas, Inc. (“DIM”). DIM utilized a number of market risk management tools including, but not limited to, fixed income securities interest rate sensitivity analysis, following established limits on trading activity and asset allocation, marking all fixed income positions to market at least monthly and analyzing investment profit and loss statements and investment holding asset class mix reports. Additionally, DIM reports positions, profits and losses, credit quality evaluation results and trading strategies, including the period’s acquisitions and dispositions to the Investment Committee on a quarterly basis. The Company believes that these procedures, which focus on meaningful communication between DIM and the Company’s senior management, are one of the most important elements of the risk management process.

We manage our exposure to market risk through the use of asset allocation limits and duration limits. Asset allocation limits place restrictions on the aggregate fair value that may be invested within an asset class. Duration limits are set on our investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken.

The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and carry significant interest-sensitive liabilities.

We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. One of the measures we use to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2003, the difference in duration between our liabilities and the assets supporting these liabilities was approximately 0.1 years. This 0.1 year duration gap indicates that the fair value of our assets is slightly more sensitive to interest rate movements than our liabilities.

We seek to invest premiums and deposits to generate future cash flows that will fund future claims, benefits and expenses; and will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit our exposure to interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities to no more than a 20% mismatch.

To calculate duration, we project the asset cash flows and discount them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative levels of interest rates and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market experience and our specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of financial instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate and municipal obligations, and fixed rate single and flexible premium deferred annuities.

Based upon the information and assumptions we use in our duration calculation and interest rates in effect at December 31, 2003, management estimates that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would decrease the net fair value of our assets by approximately $22 million. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by management of future market events, but only as an illustration of the potential impact of such an event.

To the extent that conditions differ from the assumptions used, our duration and rate shock measures could be significantly impacted. Additionally, the calculation assumes that the current relationship between short-term and long-term interest rates (also known as the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

Equity Price Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in a particular stock, mutual fund or stock index.

The Company does not have a significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to certain guaranteed benefits associated with variable annuity products, which increases the Company’s benefit exposure as the equity markets decline.

Between mid-1998 and 2002, we issued DESTINATIONSSM, a registered individual and group variable, fixed and market value adjusted deferred annuity product. Two types of guaranties subject us to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the fund balance under contractually defined circumstances and terms. All contractholders receive a GMDB and many purchased a GRIB. We charge a fee for the GRIB rider. GMDBs are payable upon death, while GRIBs may be payable on or after the seventh year anniversary of the contract if the contractholder elects to receive a defined stream of payments (“annuitize”).

The GMDB and GRIB benefit is the greatest of:

•	The contract value (account value);

•	The greatest anniversary value before the exercise (annuitization date or date of death), reset up to age 80; or

•	Purchase payments minus previous withdrawals, accumulated at 5.0% interest annually to age 80.

At December 31, 2003 and 2002, the guaranteed value in excess of the contract values for GMDB benefits was $462.8 million and $894.3 million, respectively; the comparable GRIB rider values were $442.8 million and $865.1 million, respectively. The decrease in guaranteed value was primarily due to increases in the separate account contract values in relation to the guaranties.

FAS 97 allowed GRIB reserves for policyholders that were deemed to have elected annuitization because their contract values were substantially below the guaranteed values. GMDB reserves were held for all policies. Pursuant to GAAP, no additional liabilities for future policy benefits related to the GMDB or GRIB were established. The combined GMDB and GRIB reserves for December 31, 2003 and 2002 were $46.6 million and $51.1 million, respectively.

Management also estimates the impact to its expected future GMDB and GRIB payments in the event of extreme adverse market conditions. For example, in the event of an immediate decline of 10% in contractholders’ account values as of December 31, 2003 due to equity market declines, the reserves for GMDB and GRIB would increase by $5.2 million and $0.4 million, respectively. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flows of equity market declines as a result of this guaranty. Also, our actual payment experience in the future may not be consistent with the assumptions used in our model.

For fiscal years beginning after December 15, 2003, SOP 03-1 specifies new accounting principles for valuation of GMDB and GRIB benefits. Refer to “Effects of New Accounting Pronouncements” in the Management’s Discussion and Analysis.

We also are exposed to equity risk in DAC, as equity portfolio valuation fluctuations impact DAC amortization, because projected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. In the event of a 10% decrease in the separate account assets, the DAC amortization would increase by approximately $970,000. The selection of a 10% immediate decline of separate account assets should not be construed as a prediction by management of future events, but only as illustration of the potential impact of such an event.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of

Kemper Investors Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements and schedules in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 26, 2004

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	December 31, 2002
Assets
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2003, $627,793; December 31, 2002, $3,313,920)	$619,055	$3,420,773
Equity securities (cost: December 31, 2003, $2,458; December 31, 2002 $52,627)	2,774	58,615
Short-term investments	55,098	—
Joint venture mortgage loans	7,417	114,061
Third-party mortgage loans	52,955	57,985
Other real estate-related investments	5,495	5,645
Policy loans	—	223,888
Other invested assets	2,117	2,491

Total investments	744,911	3,883,458
Cash	7,414	47,436
Accrued investment income	10,475	148,549
Reinsurance recoverable	3,992,659	433,566
Deferred insurance acquisition costs	273,307	431,915
Value of business acquired	—	53,600
Other intangible assets	—	5,502
Deferred income taxes	88,783	73,228
Federal income tax receivable	33,067	11,232
Modified coinsurance receivable—related party	762,480	—
Other assets and receivables	71,131	30,420
Assets held in separate accounts	15,122,214	13,547,376

Total assets	$21,106,441	$18,666,282

Liabilities
Future policy benefits	$4,319,667	$4,111,063
Other policyholder benefits and funds payable	150,092	178,709
Payable to reinsurers	97,573	14,340
Modified coinsurance payable—related party	758,853	—
Other accounts payable and liabilities	19,748	91,015
Liabilities related to separate accounts	15,122,214	13,547,376

Total liabilities	20,468,147	17,942,503

Commitments and contingent liabilities	—	—
Stockholder’s equity
Capital stock—$10 par value, authorized 300,000 shares; outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	841,633	841,633
Accumulated other comprehensive income (loss)	(12,283)	54,009
Retained deficit	(193,556)	(174,363)

Total stockholder’s equity	638,294	723,779

Total liabilities and stockholder’s equity	$21,106,441	$18,666,282

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Revenue
Net investment income	$162,749	$228,330	$269,419
Realized investment gains (losses)	84,632	(779)	20,660
Premium income (loss)	(1,072)	1,002	486
Separate account fees and charges	83,364	110,013	70,993
Broker-dealer commission revenue	18,671	28,452	25,996
Other income	7,942	13,744	10,743

Total revenue	356,286	380,762	398,297

Benefits and Expenses
Interest credited to policyholders	114,885	152,945	159,127
Claims incurred and other policyholder benefits	13,562	62,613	21,933
Taxes, licenses and fees	(1,832)	19,244	10,714
Commissions	45,049	83,508	154,341
Broker-dealer commission expense	18,646	27,953	25,244
Operating expenses	31,079	67,474	66,026
Deferral of insurance acquisition costs	(49,673)	(96,509)	(166,202)
Amortization of insurance acquisition costs	151,746	34,941	18,052
Amortization of value of business acquired	56,828	20,751	15,606
Goodwill impairment	—	156,511	—
Amortization of goodwill	—	—	12,744
Amortization of other intangible assets	506	759	961

Total benefits and expenses	380,796	530,190	318,546

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change, net of tax	(24,510)	(149,428)	79,751
Income tax expense (benefit)	(15,323)	(2,377)	28,154

Net income (loss) before cumulative effect of accounting change, net of tax	(9,187)	(147,051)	51,597
Cumulative effect of accounting change, net of tax	—	(21,907)	—

Net income (loss)	$(9,187)	$(168,958)	$51,597

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$(9,187)	$(168,958)	$51,597

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on investments arising during period:
Unrealized (losses) on derivatives	(4,500)	(8,092)	(5,003)
Unrealized holding gains (losses) on investments	(8,060)	88,159	59,158
Adjustment to value of business acquired	(7,098)	(1,786)	(5,914)
Adjustment to deferred insurance acquisition costs	(4,121)	(15,344)	(1,050)

Total unrealized holding gains (losses) on investments arising during the period	(23,779)	62,937	47,191

Less reclassification adjustments for items included in net income (loss):
Adjustment for (gains) losses included in realized investment gains (losses)	124,155	19,394	(9,203)
Adjustment for amortization of premium on fixed maturities included in net investment income (loss)	(19,044)	(9,400)	(5,732)
Adjustment for (gains) included in amortization of value of business acquired	(10,326)	(331)	(1,705)
Adjustment for (gains) losses included in amortization of insurance acquisition costs	(23,535)	(4,185)	6,395

Total reclassification adjustments for items included in net income (loss)	71,250	5,478	(10,245)

Other comprehensive income (loss), before related income tax expense (benefit)	(95,029)	57,459	57,436
Related income tax expense (benefit)	(28,737)	20,001	8,167

Other comprehensive income (loss), net of tax	(66,292)	37,458	49,269

Comprehensive income (loss)	$(75,479)	$(131,500)	$100,866

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Capital stock, beginning and end of period	$2,500	$2,500	$2,500

Additional paid-in capital, beginning of period	841,633	804,347	804,347
Capital contributions from parent	—	37,286	—

End of period	841,633	841,633	804,347

Accumulated other comprehensive income (loss), beginning of period	54,009	16,551	(32,718)
Other comprehensive income (loss), net of tax	(66,292)	37,458	49,269

End of period	(12,283)	54,009	16,551

Retained deficit, beginning of period	(174,363)	(5,405)	(44,002)
Net income (loss)	(9,187)	(168,958)	51,597
Dividends to parent	(10,006)	—	(13,000)

End of period	(193,556)	(174,363)	(5,405)

Total stockholder’s equity	$638,294	$723,779	$817,993

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(9,187)	$(168,958)	$51,597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized investment (gains) losses	(84,632)	779	(20,660)
Interest credited and other charges	115,647	188,926	169,084
Deferred insurance acquisition costs, net	102,072	(61,569)	(148,150)
Amortization of value of business acquired	56,828	20,751	15,606
Amortization of goodwill	—	—	12,744
Goodwill impairment	—	156,511	—
Amortization of net discount/premium on investments	19,044	9,400	5,731
Amortization of other intangible assets	506	759	961
Deferred income taxes	13,182	2,458	16,927
Net change in current federal income taxes	(21,835)	2,634	(5,063)
Benefits and premium taxes due related to separate account business-owned life insurance	(37,540)	11,521	(6,392)
Modified coinsurance receivable	(762,480)	—	—
Other policyholder benefits and funds payable	(15,384)	5,441	4,190
Funds withheld account transfer	—	(222,500)	—
Change in premium suspense	—	(43,625)	41,938
Payable to reinsurers	83,233	15,400	(3,612)
Modified coinsurance payable	758,853	—	—
Reinsurance with Federal Kemper Life Assurance (FKLA)	192,104	—	—
Other accounts and notes receivable	(38,772)	(2,522)	(9,817)
Cumulative effect of accounting change, net of tax	—	21,907	—
Other, net	(32,831)	(13,116)	(27,579)

Net cash provided by (used in) operating activities	338,808	(94,122)	97,505

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	185,049	198,824	281,664
Fixed maturity securities sold prior to maturity	1,282,052	2,307,588	1,331,168
Equity securities	5,002	17,435	—
Mortgage loans, policy loans and other invested assets	203,163	76,382	60,495
Reinsurance with FKLA	3,192,609	—	—
Cost of investments purchased or loans originated:
Fixed maturity securities	(1,656,619)	(2,757,149)	(1,481,699)
Equity securities	—	(4,244)	—
Mortgage loans, policy loans and other invested assets	(63,029)	(48,722)	(41,395)
Investment in subsidiaries	—	—	(2,690)
Short-term investments, net	(55,098)	159,105	(143,205)
Net change in receivable and payable for securities transactions	(4,991)	12,928	6,186
Net change in other assets	3,052	2,440	2,248

Net cash provided by (used in ) investing activities	3,091,190	(35,413)	12,772

Cash flows from financing activities
Policyholder account balances:
Deposits	255,383	601,045	680,106
Withdrawals	(191,392)	(505,674)	(733,521)
Capital contributions	—	37,286	—
Dividends paid to stockholders	(10,006)	—	(13,000)
Cash overdrafts	6,110	(13,060)	(20,589)
Reinsurance with FKLA	(3,530,115)	—	—

Net cash provided by (used in) financing activities	(3,470,020)	119,597	(87,004)

Net increase (decrease) in cash	(40,022)	(9,938)	23,273
Cash, beginning of period	47,436	57,374	34,101

Cash, end of period	$7,414	$47,436	$57,374

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Basis of presentation

Kemper Investors Life Insurance Company (the “Company”) is licensed in the District of Columbia and all states, except New York. Zurich Life Insurance Company of New York (“ZLICONY”), a wholly-owned subsidiary through September 3, 2003, is licensed to conduct business in the State of New York. The Company also owned the PMG group of companies (“PMG”) and Investors Brokerage Services, Inc. through September 3, 2003. The Company is a wholly-owned subsidiary of Kemper Corporation (“Kemper”), a non-operating holding company. Kemper is an indirect wholly-owned subsidiary of Zurich Holding Company of America, Inc. (“ZHCA”), a holding company. ZHCA is an indirect wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS”), a Swiss holding company.

The financial statements include the accounts of the Company on a consolidated basis through the period ended August 31, 2003. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order to conform to the 2003 presentation. The accompanying consolidated financial statements of the Company as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As further discussed in the accompanying notes to consolidated financial statements, significant estimates and assumptions affect goodwill, deferred insurance acquisition costs, the value of business acquired, provisions for real estate-related losses and reserves, other-than-temporary declines in values for fixed maturity and equity securities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments and future policy benefit reserves.

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 required that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested, at least annually, for impairment at the reporting unit level. As a result of implementation of SFAS 142, the Company recorded an impairment of $21.9 million in the second quarter of 2002. In the following quarter, the Company wrote off the remaining balance of its goodwill asset, $156.5 million, under the direction of the Board of Directors of its indirect, 100% shareholder, ZFS.

In September 2002, the Board of Directors of ZFS approved a plan designed to improve the profitability of ZFS and its subsidiaries. Under this plan, ZFS considered a number of strategic options, the completion of which could have a significant impact on the recoverability of the carrying value of certain assets. Among the assets affected by the approval of the plan was the goodwill associated with the 1996 acquisition of the Zurich Life companies by ZFS. The Company filed its Form 10-Q for the period ended June 30, 2002 prior to ZFS Board’s

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action. As a result, the Company recorded the complete write-down of the remaining goodwill of $156.5 million in the third quarter of 2002, the period during which the Company became aware of this action by ZFS’ Board of Directors.

Other definite-lived, intangible assets of $7.6 million, recorded in 2001 and 2000 in connection with the purchase of PMG, continued to be amortized on a straight-line basis over a ten-year period, until their transfer as part of the Purchase Agreement (see Note 3 of the Notes to Consolidated Financial Statements). As of December 31, 2003, the Company does not have any goodwill or intangible assets on its balance sheet.

Value of Business Acquired

The value of business acquired (“VOBA”) reflects the estimated fair value of the Company’s life insurance business in force and represents the portion of the cost to acquire the Company that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. For the Company, January 4, 1996, the date Kemper was acquired by ZFS, is the VOBA acquisition date. The VOBA is the present value of the actuarially determined projected cash flows for the acquired policies.

The VOBA is amortized over the estimated contractual life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the business acquired. During 2003, the remaining balance of the VOBA was amortized in conjunction with the asset transfer resulting from the Bank One Purchase Agreement (see Note 3 below).

The amortization and accretion of interest for the VOBA acquired for each of the years through December 31, 2003 were as follows:

Year Ended December 31,	Beginning Balance	Amortization	Projected Accretion of Interest	Ending Balance
(in thousands)
2001	$93,185	$(21,394)	$5,788	$77,579
2002	77,579	(24,464)	3,713	56,828
2003	56,828	(58,951)	2,123	—

Life Insurance Revenue and Expenses

Revenue for annuities, variable life insurance and interest-sensitive life insurance products consists of investment income and realized capital gains, policy charges such as mortality, expense and surrender charges, and expense loads for premium taxes on certain contracts. Expenses consist of benefits in excess of account balances, interest credited to contracts, policy maintenance costs, amortization of deferred insurance acquisition costs and VOBA.

Premiums for term life policies are reported as earned when due. Profits for such policies are recognized over the duration of the insurance policies by matching benefits and expenses to premium income.

Reinsurance

In the ordinary course of business, the Company enters into reinsurance agreements to diversify risk and limit its overall financial exposure to certain blocks of annuities and to individual death claims. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liabilities and obligations to policyholders. As such, these amounts paid, or deemed to have been paid, are recorded on the Company’s consolidated balance sheet as reinsurance recoverables and ceded future policy benefits.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has reinsurance agreements that transfer the investment risk for a portion of the Guaranteed Minimum Death Benefits (“GMDB”s) and Guaranteed Retirement Income Benefits (“GRIB”s) offered in certain variable contracts.

The Company also enters into reinsurance agreements as the assuming party. These agreements provide a cash flow stream during the term of the agreement and obligate the Company to pay the ceding party according to terms of the agreement.

Deferred Insurance Acquisition Costs

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits (“EGPs”) on the related contracts and policies. The deferred insurance acquisition costs (“DAC”) for annuities, separate account business and interest-sensitive life insurance products are being amortized over the estimated contract life in relation to the present value of EGPs, arising principally from projected investment margins, mortality expense margins and surrender charges. DAC related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturity securities held as available-for-sale in the investment portfolio, through a charge or credit to accumulated other comprehensive income, net of income tax. The DAC for term life insurance products are being amortized over the premium paying period of the policies.

Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs was deemed necessary, the Company would adjust, as appropriate, the assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary.

The overall recoverability of the DAC asset is dependant on the future profitability of the business. The Company monitors aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely monitors its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts are invested in the equity market.

Future Policy Benefits

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. A liability has been established for GMDB in excess of account values. The GRIB was an optional benefit to the DESTINATIONSSM variable annuity, for an additional asset- based fee. It

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB and GMDB Base prior to attained age 80 is the greatest of:

•	the contract value (account value),

•	the greatest anniversary value before the exercise (annuitization) date, or

•	purchase payments minus previous withdrawals, accumulated at 5% interest per year to the annuitization date.

GRIB reserves have been established to cover the present value of future benefits for policies that were deemed to have elected annuitization. In accordance with current GAAP guidance, no additional liabilities for future policy benefits related to guaranteed living benefits have been established.

Current interest rates credited during the contract accumulation period range from 0.5% to 7.4%. Future minimum guaranteed interest rates vary from 2.0% to 4.5%. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 2.5% to 12.0%.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Assumed investment yields are by policy duration and range from 4.2% to 4.6% over 20 years.

Impairment Losses on Investments

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security, the length of time the security’s fair value has been below cost or amortized cost, and by how much, specific credit issues related to the issuer and current economic conditions. Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers and its investment committee. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on nonaccrual status. Interest received on nonaccrual status mortgage loans on real estate is included in net investment income in the period received.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Guaranty Fund Assessments

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 2003 and prior. The Company’s financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

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

Mortgage loans are carried at their unpaid principal balance, net of any applicable reserves or write-downs. Other real estate-related investments, net of any applicable reserves and write-downs, include notes receivable from real estate ventures and investments in real estate ventures, adjusted for the equity in the operating income or loss of such ventures. Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions, indicate a likelihood of loss.

Investments in policy loans and other invested assets, consisting primarily of venture capital investments and a leveraged lease are carried primarily at cost, net of any applicable reserves or write-downs.

Realized gains or losses on sales of investments, determined on the basis of specific security identification on the disposition of the respective investment, recognition of other-than-temporary declines in value and changes in real estate-related reserves and write-downs are included in revenue. Net unrealized gains or losses on revaluation of investments are credited or charged to accumulated other comprehensive income (loss). Such unrealized gains are recorded net of deferred income tax expense and unrealized losses are tax benefited. However, the tax benefits from unrealized losses are offset by a valuation allowance, where appropriate.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative and Embedded Derivative Financial Instruments

Derivative financial instruments include interest rate swaps and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments, (“subject to bifurcation”), are embedded in fixed income securities and equity indexed life and annuity contracts and reinsurance agreements.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “the statements”) require that all derivatives be recognized on the Consolidated Balance Sheets at fair value.

Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and liabilities subject to bifurcation is reported in other income.

Derivatives that are not hedges for accounting purposes must be adjusted to fair value through net income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through net income or recognized in accumulated other comprehensive income until the hedged item is recognized in net income.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged transaction’s variability in cash flows attributable to the hedged risk. The Company does not currently exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. For the years ended December 31, 2003 and 2002, there was no hedge ineffectiveness.

The Company designates certain interest rate swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company’s cash flow experience is associated with an existing liability. For hedging instruments utilized as cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income.

If, subsequent to entering into a hedge transaction, a derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished), the Company may terminate the derivative position. The Company may also terminate derivative instruments as a result of other events or circumstances. When a derivative financial instrument utilized in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separate Account Business

The assets and liabilities of the separate accounts represent segregated funds administered and invested by the Company for purposes of funding variable annuity and variable life insurance contracts for the exclusive benefit of variable annuity and variable life insurance contractholders. The Company receives administrative fees from the separate accounts and retains varying amounts of withdrawal charges to cover expenses in the event of early withdrawals by contractholders. The assets and liabilities of the separate accounts are carried at fair value.

Federal Income Taxes

Beginning with the year ended December 31, 2002, the Company files a consolidated federal income tax return with ZHCA. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differs from its estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

A written agreement provides the method of allocating tax between the Company and ZHCA. In general, allocation is based upon a separate return calculation with no immediate benefit for a taxable loss which is utilized in the current year consolidated return. Intercompany tax balances are settled within thirty days after: the filing of the consolidated federal income tax return, the payment of an estimated payment, an additional assessment of the consolidated tax liability, a refund of the consolidated tax liability or any other reduction to the Company’s apportioned tax liability in accordance with the tax sharing agreement.

(2) Cash Flow Information

The Company defines cash as cash in banks and money market accounts. The Company received a federal income tax refund of $8.5 million and $2.7 million in 2003 and 2002, respectively, and paid taxes of $19.8 million directly to the United States Treasury Department during 2001.

(3) Sales and Reinsurance Ceded/Assumed

FKLA. On September 3, 2003 (the “Closing Date” or the “Closing”), the Company transferred portions of its business through a one hundred percent coinsurance arrangement, as well as the capital stock of its wholly-owned subsidiaries, to its former affiliate, Federal Kemper Life Assurance Company (“FKLA”). Prior to the Closing Date, the Company, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a mutual legal reserve company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper. Following the Closing Date, the Company remains a direct, wholly-owned subsidiary of Kemper.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated May 29, 2003 (the “Purchase Agreement”), among ZHCA, Kemper, the Company, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, directs the day-to-day operations of FLA. BOIH further agreed to acquire control of all

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s Subsidiaries. “The Company’s Subsidiaries” included Investors Brokerage Services, Inc., Investors Brokerage Services Insurance Agency, Inc., ZLICONY, PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc. (collectively “PMG”).

Upon the Closing of the transactions contemplated by the Purchase Agreement, including the Coinsurance Agreement, effective as of the Closing (the “Coinsurance Agreement”), the Company ceded to FKLA, and FKLA assumed on a coinsurance basis, 100% of the General Account Liabilities. The “General Account Liabilities” included all of the Company’s gross liabilities and obligations, including benefits, claims, taxes, commissions and assessments for certain types of existing individual and group life insurance policies and annuity contracts (the “Reinsured Policies”), except for certain retained liabilities. The Reinsured Policies also included certain policies to be written by the Company for a period of twelve months subsequent to the Closing.

Upon the Closing, the Company also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, a majority of the Separate Account Liabilities. The “Separate Account Liabilities” are all liabilities that were reflected in the Company’s separate accounts and that relate to the Reinsured Policies. Pursuant to the modified coinsurance framework under which Separate Account Liabilities are reinsured, ownership of the underlying separate account assets was not transferred to FKLA. At December 31, 2003, the reinsurance recoverable from FKLA was $3.6 billion.

In consideration of FKLA’s assumption of the General Account Liabilities, the Company transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets”, as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At December 31, 2003, the general account reserves were $4.3 billion.

The Company also transferred to FKLA in consideration of FKLA’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the administerial actions required of the Company with respect to the Bank Owned Life Insurance policies (the “BOLI Policies”) are performed by FKLA in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. The Company has also agreed that, for a period of three years following the Closing Date, it will not, except under limited circumstances, issue any new BOLI Policies going forward.

The “Ceding Commission”, discussed above, was $120 million, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from FKLA to the Company, but rather was withheld from the investment assets transferred from the Company to FKLA as part of the Transferred Coinsurance Assets. Both the Company and FKLA finalized their settlement in February 2004. The resulting closing adjustment resulted in a decrease of $9.3 million in payable to reinsurers in the balance sheet as of February 2004.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company remains primarily responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and is not relieved of its obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.5 billion. Separate account assets that support the Separate Account Liabilities, but were not ceded to FKLA under the modified coinsurance arrangement, totaled $2.0 billion. At December 31, 2003, the Company’s reinsurance reserve credit from FKLA relating to the coinsurance transaction totaled approximately $3.5 billion.

The following table is a summary of certain balance sheet and income statement line items affected by the accounting for the initial coinsurance transaction.

Debit/(Credit)
(in millions)
Invested assets	$(3,192.6)
Accrued investment income	(135.3)
Initial ceding commission	(73.1)
Other assets	(5.0)
Future policyholder benefits	3,530.1
Other liabilities	33.5
Payable to reinsurers	(73.6)

Prior to the Closing, the Company and FKLA shared common management and employees and FKLA performed the administration of the Company’s business through an administrative services arrangement. With the sale of FKLA to BOIH, the Company has established post-Closing Date service arrangements for the operation of its business on both a short-term and long-term basis. On a long-term basis, the overall corporate and business administration of the Company will be performed by its affiliate, Farmers New World Life Insurance Company (“FNWL”), subject to the oversight of our new officers, directors and employees. For an interim period of up to one year, pursuant to a transition services agreement, FKLA will provide transition services to the Company and FNWL with respect to the overall operations of the Company including legal support services, accounting and financial operations services and support, actuarial services and support, information technology services and support, policyholder and distributor services and support, distributor relationship management services, product management services, tax administration support services, disaster recovery, system conversion services and other services as required.

The transition services agreement is designed to facilitate the Company’s continued operations, in substantially the same manner as it operated prior to the Closing, while the Company transitions to a new management team and new employees. In addition, for a period of up to one year FKLA will provide administrative services with respect to the Company’s DESTINATIONSSM business.

The Reinsured Policies and BOLI business will be administered by FKLA on a long-term basis subject to the oversight of the Company. As part of the Coinsurance Agreement, FKLA is responsible for providing certain administrative services with respect to the Reinsured Policies. This includes, but is not limited to, policy and policyholder administration, separate account administration, preparing accounting and actuarial information, and certain aspects of legal compliance.

On September 3, 2003, Kemper, the sole shareholder of the Company, elected a new Board of Directors and a new senior management team. None of the individuals serving on the Company’s Board of Directors or in senior management positions prior to the Closing Date, except for the General Counsel, continue to serve in any capacity as directors or officers of the Company.

In the third quarter of 2003, the Company exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were to be excluded from the companies acquired by BOIH as outlined in the

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets received by the Company and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million.

As part of the Coinsurance Agreement, the Company cedes 100% of all direct individual life insurance renewal premiums to FKLA. Prior to the Coinsurance Agreement, the Company ceded 90% of all new direct individual life insurance premiums to outside reinsurers. All reinsurance agreements with outside reinsurers were novated to FKLA.

The Company previously assumed from FKLA $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors.

This Funding Agreement has a variable rate of interest based upon LIBOR, is an obligation of the Company’s general account and is recorded as a future policy benefit. At December 31, 2003, the Funding Agreement balance was $100.2 million.

FNWL. The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, FNWL. FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. In exchange, the Company paid an initial ceding commission of $36.5 million. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, DIG B36 (see Effects of New Accounting Pronouncements and Note 14 of the Notes to Consolidated Financial Statements). At December 31, 2003, the modified coinsurance receivable was $762.5 million and the modified coinsurance payable was $758.9 million.

FLA. The Company’s ceded future policy benefits reflect coinsurance (indemnity reinsurance) transactions where the Company insured liabilities of approximately $516 million in 1992 and $416 million in 1991 with FLA and ceded benefits related to its BOLI reinsurance discussed below. At December 31, 2003 and 2002, the reinsurance reserve credit from FLA relating to these coinsurance transactions totaled approximately $203.2 million and $215.3 million, respectively. The reinsurance recoverables were $207.7 million and $215.3 million at December 31, 2003 and 2002, respectively.

TRANSAMERICA RE. The net amount at risk of the GMDB and GRIB on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of December 31, 2003 and 2002, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts with Transamerica Re amounted to $26.3 million and $24.7 million, respectively.

ZICBB. The Company is also a party to a reinsurance agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, 100% of the net amount at risk (death benefit payable to the insured less the

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insured’s separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB and, under the original agreement, retained a portion of such funds in a funds withheld account (“FWA”) which was included as a component of benefits and funds payable.

During the first quarter of 2002, the Company amended the BOLI reinsurance agreement with ZICBB. Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25, 2002, approximately $222.5 million in cash was transferred to the trust account. The trust account is not reflected in the Company’s consolidated financial statements but is included in ZICBB’s financial statements.

At December 31, 2003, reinsurance recoverables totaling $206.2 million were secured by the trust agreement, which was supported by cash and invested assets with a fair value of approximately $235.4 million.

The following table contains amounts related to the BOLI funds withheld reinsurance agreement with ZICBB:

ZICBB Business Owned Life Insurance (BOLI)

(in millions)

	Year Ended December 31,
	2003	2002	2001
Face amount in force	$85,269	$85,592	$85,564

Net amount at risk ceded	$(74,567)	$(75,288)	$(76,283)

Cost of insurance charges ceded	$177.9	$156.5	$168.1

Funds withheld account	$—	$—	$236.1

The Company’s FWA supported reserve credits on reinsurance ceded on the BOLI product at December 31, 2001. At December 31, 2003 and 2002, the trust supports reserve credits of $16.9 million and $15.8 million, respectively on the reinsurance ceded.

Effective December 31, 2001, the Company entered into a quota-share reinsurance agreement with ZICBB. Under the terms of this agreement, the Company ceded 100% of the net amount at risk of the GMDB and GRIB portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company ceded 100% of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. In 2001, the Company received $7.9 million of ceding commissions and expense allowances, and paid $1.2 million of ceded premiums, related to this reinsurance agreement. The account values related to these policies were held in the Company’s separate account during the accumulation period of the contracts. The reserve credits under this treaty were secured by a trust agreement that requires the fair market value of assets therein to at least equal 102 percent of such reserve credits.

In January 2003, the specific annuities that comprised the block of business ceded to ZICBB were surrendered. Approximately $5.0 million in surrender charges collected on these specific annuities were paid to ZICBB at the end of February 2003, as the final settlement payment related to this reinsurance agreement.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Invested Assets and Related Income

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturity securities are considered available-for-sale. The carrying value of fixed maturity and equity securities compared with cost or amortized cost, adjusted for other-than-temporary declines in value, and gross unrealized gains and losses, were as follows:

	Carrying Value	Cost or Amortized Cost	Gross Unrealized
			Gains	Losses
(in thousands)
December 31, 2003
U.S. treasury securities and obligations of U.S. government agencies and authorities	$93,163	$94,362	$63	$(1,262)
Obligations of states and political subdivisions, special revenue and nonguaranteed	2,180	2,140	40	—
Debt securities issued by foreign Governments	1,142	1,142	—	—
Corporate securities	292,853	290,646	5,718	(3,511)
Mortgage and asset-backed securities	229,717	239,503	3,805	(13,591)

Total fixed maturity securities	$619,055	$627,793	$9,626	$(18,364)

Equity securities	$2,774	$2,458	$316	$—

December 31, 2002
U.S. treasury securities and obligations of U.S. government agencies and authorities	$265,400	$260,287	$5,140	$(26)
Obligations of states and political subdivisions, special revenue and nonguaranteed	19,873	19,073	800	—
Debt securities issued by foreign Governments	4,793	4,506	287	—
Corporate securities	2,137,716	2,062,712	90,030	(15,026)
Mortgage and asset-backed securities	992,990	967,342	35,972	(10,324)

Total fixed maturity securities	$3,420,773	$3,313,920	$132,229	$(25,376)

Equity securities	$58,615	$52,627	$5,988	$—

The carrying value and amortized cost of fixed maturity investments, by contractual maturity at December 31, 2003, are shown below. Actual maturities may/will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life.

	Carrying Value	Amortized Cost
(in thousands)
One year or less	$74,247	$73,887
Over one year through five years	153,482	153,104
Over five years through ten years	117,313	115,436
Over ten years	44,295	45,863
Securities not due at a single maturity date, primarily mortgage- and asset-backed securities(1)	229,717	239,503

Total fixed maturity securities	$619,055	$627,793

(1)	Weighted average maturity of 3.9 years

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales of investments in fixed maturity securities prior to maturity were $1,282.1 million and $2,307.6 million during 2003, and 2002, respectively. Gross gains of $122.7 million and $81.2 million and gross losses, including write-downs of fixed maturity securities, of $39.4 million and $65.8 million were realized on sales and maturities in 2003, and 2002, respectively. Pre-tax write-downs amounted to $2.4 million and $18.5 million, for the years ended December 31, 2003, and 2002, respectively.

Excluding agencies of the U.S. government, no other individual investment exceeded 10% of the Company’s stockholder’s equity at December 31, 2003 and 2002. At December 31, 2003, securities carried at approximately $3.5 million, were on deposit with governmental agencies as required by law.

For its securitized financial assets, the Company recognizes an impairment loss if the fair value of a security is below book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. The Company recorded no write-downs in 2003 and write-downs of $9.5 million in 2002, related to its securitized financial assets.

Upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, any issues of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other-than-temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments. The Company recorded no write-downs on its fixed maturity securities other than securitized financial assets portfolio in 2003 and 2002.

The Company’s computation of net realizable value involves judgments and estimates, so such value should be used with care. Such value determination considers such factors as the existence and value of any collateral; the capital structure of the issuer; the level of actual and expected market interest rates; where the issue ranks in comparison with other debt of the issuer; the economic and competitive environment of the issuer and its business; the Company’s view on the likelihood of success of any proposed issuer restructuring plan; and the timing, type and amount of any restructured securities that the Company anticipates it will receive.

The Company’s $65.9 million real estate portfolio at December 31, 2003 consists of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 2003 and 2002, total impaired real estate-related loans were as follows:

	December 31, 2003	December 31, 2002
(in thousands)
Gross impaired loans, including accrued interest	$7,059	$7,059
Reserves related to impaired loans	2,061	2,061

Net impaired loans	$4,998	$4,998

At both December 31, 2003 and 2002, loans on nonaccrual status, before reserves, amounted to $7.1 million. The Company’s nonaccrual loans are generally included in impaired loans. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income

The sources of net investment income were as follows:

	2003	2002	2001
(in thousands)
Interest on fixed maturity securities	$132,077	$186,034	$214,505
Dividends on equity securities	2,521	4,508	4,598
Income from short-term investments	541	1,479	2,332
Income from mortgage loans	12,051	15,598	30,771
Income from policy loans	13,023	23,189	19,394
Income from other real estate-related investments	—	13	27
Income from other loans and investments	5,094	951	646

Total investment income	165,307	231,772	272,273
Investment expense	2,558	3,442	2,854

Net investment income	$162,749	$228,330	$269,419

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the years ended December 31, 2003, 2002, and 2001, were as follows:

	2003	2002	2001
(in thousands)
Real estate-related	$745	$961	$16,081
Fixed maturity securities	77,279	15,444	4,284
Equity securities	6,691	346	262
Other	(83)	(17,530)	33

Realized investment gains (losses) before income tax expense (benefit)	84,632	(779)	20,660
Income tax expense (benefit)	29,622	(273)	7,231

Net realized investment gains (losses)	$55,010	$(506)	$13,429

The net realized investment gains on fixed maturity securities and equity securities for 2003 are primarily due to the transfer of assets to FKLA as part of the Coinsurance Agreement. (See Note 3 to the Notes to Consolidated Financial Statements.)

The other losses, net, for 2002 consisted primarily of a write-down on a leveraged lease for two aircraft. The aircraft were leased by United Airlines (“UAL”) and were written down to zero subsequent to UAL filing Chapter 11 bankruptcy in the fourth quarter of 2002. The pre-tax write-down totaled $17.5 million.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(in thousands)
US Treasury obligations and direct obligations of US government agencies	$38,728	$(1,262)	$—	$—	$38,728	$(1,262)
Mortgage backed and asset backed securities	80,606	(5,709)	26,452	(7,882)	107,058	(13,591)
Corporate bonds	64,062	(1,488)	10,074	(2,023)	74,136	(3,511)
Foreign governments	1,142	0	—	—	1,142	0

Subtotal, debt securities	184,538	(8,459)	36,526	(9,905)	221,064	(18,364)
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—

Total temporarily impaired securities	$184,538	$(8,459)	$36,526	$(9,905)	$221,064	$(18,364)

At December 31, 2003, 62 different fixed maturity securities represented 100% of the Company’s $18.4 million total unrealized loss. Unrealized losses in the fixed maturity investment portfolio, including US government agencies, mortgage and asset backed securities and corporate bonds, were primarily due to higher interest rates during 2003. The Company held no securities of a single issuer that were at an unrealized loss position in excess of 7% of the total unrealized loss amount as of December 31, 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed and mortgage-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized costs.

(5) Concentration of Credit Risk

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage- and asset-backed securities and real estate.

Approximately 14.4% of the investment-grade fixed maturity securities at December 31, 2003 were residential mortgage-backed securities, down from 16.2% at December 31, 2002. Approximately 8.6% of the investment-grade fixed maturity securities at December 31, 2003 were commercial mortgage-backed securities,

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compared with 6.3% at December 31, 2002. The residential mortgage-backed securities consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. The Company has not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The Company’s mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Approximately 14.3% and 7.3% of the investment-grade fixed maturity securities at December 31, 2003 and 2002, respectively, consisted of asset-backed securities. At December 31, 2003, the majority of investments in asset-backed securities were backed by automobile loans (22.7%), credit card loans (21.9%), collateralized loan and bond obligations (19.4%), and manufactured housing loans (18.4%). At December 31, 2002, the majority of investments in asset-backed securities were backed by home equity loans (34.7%), manufactured housing loans (17.7%), collateralized loan and bond obligations (15.4%) and automobile loans (13.1%).

The Company’s real estate portfolio is distributed by geographic location and property type. The geographic distribution of a majority of the real estate portfolio as of December 31, 2003 was as follows: Washington (25.1%), Colorado (13.8%), Oregon (13.3%) and Illinois (11.3%). The property type distribution of a majority of the real estate portfolio as of December 31, 2003 was as follows: hotels (83.4%), office (11.3%), and residential (4.3%).

To maximize the value of certain land and other projects, additional development has been proceeding or has been planned. Such development of existing projects would continue to require funding, either from the Company or third parties. In the present real estate market, third-party financing can require credit enhancing arrangements (e.g., standby financing arrangements and loan commitments) from the Company. The values of development projects are dependent on a number of factors, including Kemper’s and the Company’s plans with respect thereto, obtaining necessary construction and zoning permits and market demand for the permitted use of the property. There can be no assurance that such permits will be obtained as planned or at all, nor that such expenditures will occur as scheduled, nor that Kemper’s or the Company’s plans with respect to such projects may not change substantially.

At December 31, 2003, loans to and investments in joint ventures in which Patrick M. Nesbitt or his affiliates (“Nesbitt”), a third-party real estate developer, have ownership interests constituted approximately $53.0 million of the Company’s real estate portfolio. The Nesbitt ventures consist of nine hotel properties and one retail property. At December 31, 2003, the Company did not have any Nesbitt-related off-balance-sheet legal funding commitments outstanding. During 2003, the Company released the valuation reserve of $0.6 million for one of these properties as the loan was paid in full.

At December 31, 2003, a loan to a joint venture amounted to $7.4 million. This affiliated mortgage loan was on an office property located in Illinois and owned by an affiliate, Zurich North America. During 2003, the Company received a paydown on this loan of $4.4 million.

The remaining real estate-related investment amounted to $5.5 million at December 31, 2003 and consisted primarily of $4.9 million mortgage loans on various unzoned lots located in Hawaii. These properties are not currently producing income and the loans are on nonaccrual status. The Company is currently pursuing an out of court settlement with the City of Honolulu for the rezoning of certain unzoned properties. The Company is holding the other unzoned properties for future zoning and sales. Management is currently working with the City of Honolulu to obtain zoning that will allow development of the properties. Alternatively, we may completely dispose of all investments in Hawaii. At December 31, 2003, off-balance-sheet legal commitments related to Hawaiian properties totaled $4.0 million.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Income Taxes

Income tax expense (benefit) was as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
(in thousands)
Current	$(28,480)	$(4,835)	$11,228
Deferred	13,157	2,458	16,926

Total	$(15,323)	$(2,377)	$28,154

Additionally, the deferred income tax expense (benefit) related to items included in other comprehensive income was as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
(in thousands)
Unrealized gains and (losses) on investments	$(36,662)	$24,416	$12,246
Value of business acquired	1,130	(509)	(1,473)
Deferred insurance acquisition costs	6,795	(3,906)	(2,606)

Total	$(28,737)	$20,001	$8,167

The actual income tax expense (benefit) for 2003, 2002, and 2001 differed from the “expected” tax expense for those years as displayed below. “Expected” tax expense was computed by applying the U.S. federal corporate tax rate of 35% in 2003, 2002, and 2001 to income before income tax expense.

	2003	2002	2001
(in thousands)
Computed expected tax expense	$(8,578)	$(52,300)	$27,913
Difference between “expected” and actual tax expense:
State taxes	(86)	342	(2,302)
Goodwill impairment and amortization of other intangibles	177	55,045	4,797
Dividend received deduction	(3,601)	(2,220)	—
Foreign tax credit	(463)	—	(15)
Loss on asset substitution with affiliates	(3,502)	—	—
Prior year tax settlements	—	(3,594)	(2,577)
Other, net	730	350	338

Total actual tax expense	$(15,323)	$(2,377)	$28,154

Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The loss on asset substitution with affiliates relates to an exchange of certain invested assets between the Company and FKLA, ZLICA, and ZLICONY as required by the Purchase Agreement with BOIH. The exchange resulted in a net difference between fair market value of the assets surrendered and received by the Company. This difference was treated as a dividend to Kemper for book purposes but a deductible loss for tax purposes.

The Company only records deferred tax assets if future realization of the tax benefit is more likely than not. The Company had established a valuation allowance to reduce the deferred federal tax asset related to real estate

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and unrealized losses on investments to a realizable amount. This amount was based on the evidence available and management’s judgment. The valuation allowance is subject to future adjustments based upon, among other items, the Company’s estimates of future operating earnings and capital gains.

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred federal tax assets or liabilities were as follows:

	December 31, 2003	December 31, 2002
(in thousands)
Deferred federal tax assets:
Deferred insurance acquisition costs (“DAC Tax”)	$105,816	$141,338
Unrealized losses on investments	6,151	—
Life policy reserves	11,743	82,584
Unearned revenue	52,354	56,986
Tax loss carryforward	23,738	—
Other investment-related	7,091	13,365
Other	2,641	6,131

Total deferred federal tax assets	209,534	300,404
Valuation allowance	6,151	—

Total deferred federal tax assets after valuation allowance	203,383	300,404

Deferred federal tax liabilities:
Value of business acquired	—	13,439
Deferred insurance acquisition costs	95,657	156,042
Depreciation and amortization	13,113	13,142
Other investment-related	1,488	4,848
Unrealized gains on investments	—	35,966
Other	4,342	3,739

Total deferred federal tax liabilities	114,600	227,176

Net deferred federal tax assets	$88,783	$73,228

The net deferred tax assets relate primarily to unearned revenue and the DAC Tax associated with a non-registered individual and group variable business-owned life insurance contract (“BOLI”). Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of the unearned revenue and DAC Tax to realize such deferred tax assets. The Company has loss carryforwards at December 31, 2003 totaling $23.7 million which will expire in 2018.

The tax returns through the year 1999 have been examined by the Internal Revenue Service (“IRS”). Changes proposed are not material to the Company’s financial position or results of operations. The tax returns for the years 2000 through 2002 are currently under examination by the IRS.

(7) Other Related-Party Transactions

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and one of its affiliates has an ownership interest. At December 31, 2003 and 2002, joint venture mortgage loans totaled $7.4 million and $114.1 million, respectively, and during 2003 and 2002, the Company earned interest income on these joint venture loans of $12.1 million and $10.4 million, respectively. During 2003, the Company sold $113.0 million of joint venture loans to its parent, Kemper, at book value for no realized gain or loss.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2001, the Company sold a $60 million group variable life policy to FKLA, covering all current FKLA employees as of February 14, 2001. The transaction, as business-owned life insurance (“BOLI”), permits FKLA to indirectly fund certain of its employee benefit obligations. FKLA was a related party until September 2003.

During the majority of 2003, and the full years 2002 and 2001, the Company’s personnel were employees of FKLA. Expenses are allocated to the Company for the utilization of FNWL and FKLA employees and facilities as applicable. Expenses allocated to the Company amounted to $1.6 million from FNWL in 2003, $12.8 million from FKLA in 2003, $29.9 million from FKLA in 2002, and $27.4 million from FKLA in 2001. The Company also paid to Kemper’s real estate subsidiaries, fees of $0.3 million, $0.4 million, and $0.5 million in 2003, 2002, and 2001, respectively, related to the management of the Company’s real estate portfolio.

Related party receivables and payables are settled each month. At December 31, 2003 and 2002, the Company reported the following amounts due from or (to) related parties:

	December 31, 2003	December 31, 2002
(in thousands)
FNWL	$762,579.2	$—
Kemper	101.3	—
ZLICA*	—	18.0
Zurich Global Investment Advisors	58.2	—
Other	—	1.0

Receivable from related parties	$762,738.7	$19.0

FKLA*	$—	$(3,536.3)
FNWL	(758,852.6)	—
Kemper	(5,000.0)	—
Zurich Direct	—	(52.6)
Zurich Insurance Company—Bermuda Branch	(28,462.7)	(16,354.3)
Other	—	(108.0)

Payable to related parties	$(787,315.3)	$(20,051.2)

Net payable to related parties	$(29,576.6)	$(20,032.2)

*	ZLICA and FKLA ceased being related parties in September 2003. (See Note 3 of the Notes to Consolidated Financial Statements).

(8) Commitments and Contingent Liabilities

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company’s management, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

(9) Financial Instruments—Off-Balance-Sheet Risk

At December 31, 2003 and 2002, the Company had future legal loan commitments and stand-by financing agreements totaling $29.0 million and $29.9 million, respectively, to support the financing needs of various real estate investments. To the extent these arrangements are called upon, amounts loaned would be collateralized by assets of the joint ventures, including first mortgage liens on the real estate. The Company’s criteria in making these arrangements are the same as for its mortgage loans and other real estate investments. These commitments

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are included in the Company’s analysis of real estate-related reserves and write-downs. The fair values of loan commitments and standby financing agreements are estimated in conjunction with, and using the same methodology as, the fair value estimates of mortgage loans and other real estate-related investments.

In 1994, the Company entered into a commitment to provide a financial guaranty in the form of an extended standby credit enhancement to a third party letter of credit supporting the purchase of bonds issued to finance the development of a certain retirement property in Texas. The amount of the secured guaranty was $25.0 million and expired on March 22, 2004. The guaranty was expected to retire without being funded; therefore, the contract amounts were not estimates of future cash flows. At December 31, 2003, fixed maturity securities with a carrying amount of $28.2 million were pledged as collateral to secure the letter of credit.

As part of the guaranty agreement, upon the expiration of the guaranty period and in the event the third party cannot find an alternate guarantor, the bond indebtedness will be accelerated to mature immediately and the Company will be directly and contingently liable to purchase the bonds from the issuer of the letter of credit. In connection with the acceleration of the contingent liabilities, the Company will have full recourse to a collateral pool and the real property. The fair value of the recourse collateral pool was estimated to be $15.7 million, which was based upon the fair market value at December 31, 2003. The estimated fair value of the real property was approximately $9.0 million, based upon an independent appraisal at September 9, 2003.

The guaranty has off-balance sheet credit risk because GAAP requires only the accruals for probable losses to be recognized until the guaranty expires. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and that no amounts could be recovered from other parties.

On March 22, 2004, the third party informed the Company it was not able to obtain an alternate guarantor or financing arrangement. Management is currently in negotiation and active discussion with the third party to extend the guaranty in exchange for certain considerations. The Company does not believe it is practicable to estimate the impact to the financial position of the Company due to on-going negotiations. As of December 31, 2003, there was no impact to the Company’s financial position or consolidated results of operations.

In 1997, the Company entered into an agreement with a third party to guaranty certain indemnity obligations of an affiliated company, including environmental claims, over a period of 20 years. The maximum liability exposure would not exceed $4 million. The Company is fully insured for losses and liabilities related to the potential environmental claims for a period of 10 years. Additionally, KFC Portfolio Corp, an affiliated company, has agreed to guaranty and indemnify the Company from all liabilities and costs incurred related to this transaction.

Derivative instruments

The Company is party to an interest rate swap agreement with Zurich Capital Markets, Inc. (“ZCM”), an affiliated counterparty. The Company invests primarily in fixed rate investments. A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement. Under the interest rate swap, the Company agrees with ZCM to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is made by one counterparty at each due date. The Company paid $4.6 million and $3.8 million in 2003 and 2002, respectively, as settlement for the difference between the fixed-rate and floating-rate interest.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the financial instruments, but it does not expect its counterparty to fail to meet its obligations given its high credit ratings. The credit exposure of the interest rate swap is represented by the fair value (market value) of the contract. At December 31, 2003 and 2002, an open swap agreement with a notional value of $100.0 million and an expiration date of November 2004, had a negative market value of $4.5 million, and $8.1 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying consolidated balance sheets.

The Company has designated the interest swap as a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract are recorded to accumulated other comprehensive income (loss). The terms of the swap contract have been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the years ended December 31, 2003 or 2002.

The Company entered into a Modified Coinsurance Agreement with FNWL. The Agreement required separate recording of an embedded derivative in the financial statements for the year ended December 31, 2003 (see Note 14 of the Notes to Consolidated Financial Statements). At December 31, 2003, the Company had an embedded derivative of $3.6 million included as a component of other assets in the accompanying consolidated balance sheet.

(10) Fair Value of Financial Instruments

Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. A significant portion of the Company’s financial instruments are carried at fair value. Fair value estimates for financial instruments not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

Fair value estimates are determined for existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and certain liabilities that are not considered financial instruments. Accordingly, the aggregate fair value estimates presented do not represent the underlying value of the Company. For example, the Company’s subsidiaries are not considered financial instruments, and their value has not been incorporated into the fair value estimates. In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Fixed maturity securities and equity securities: Fair values were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company’s portfolio manager, DIM.

Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans and other real estate-related investments: Fair values were estimated based upon the investments observable market price, net of estimated costs to sell and where no observable price is available, by appraised value. The estimates of fair value should be used with care given the inherent difficulty in estimating the fair value of real estate due to the lack of a liquid quotable market. Mortgage loans and other real estate-related investments are stated at their aggregate unpaid balances, less a valuation allowance of $4.2 million and $4.8 million at December 31 2003 and 2002, respectively. The real estate portfolio is monitored closely and reserves are adjusted to reflect market conditions. This results in a carrying value that approximates fair value at December 31, 2003 and 2002.

Policy loans: The carrying value of policy loans approximates the fair value as the Company adjusts the rates to remain competitive.

Other investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

Separate account assets and liabilities: The fair value of assets held in separated accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which is net of certain surrender changes.

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

Derivative Instruments: The fair values were based upon external valuation models, quotations furnished by dealers in such instruments or market quotations.

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002, were as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial instruments recorded as assets:
Fixed maturity securities	$619,055	$619,055	$3,420,773	$3,420,773
Cash and short-term investments	62,512	62,512	47,436	47,436
Mortgage loans and other real estate-related assets	65,867	65,867	177,691	177,691
Policy loans	—	—	223,888	223,888
Equity securities	2,774	2,774	58,615	58,615
Other invested assets	2,117	2,117	2,491	2,491
Assets held in separate accounts	15,122,214	15,122,214	13,547,376	13,547,376
Financial instruments recorded as liabilities:
Life policy benefits, excluding term life reserves	280,240	271,610	3,625,384	3,565,147
Liabilities held in separate accounts	15,122,214	15,122,214	13,547,376	13,547,376
Financial instruments recorded as derivatives:
Interest rate swap(1)	(4,500)	(4,500)	(8,092)	(8,092)
Embedded derivatives(2)	3,627	3,627	—	—

(1)	included in Other Accounts Payable and Liabilities on the balance sheet
(2)	included in Other Assets and Receivables on the balance sheet

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Stockholder’s Equity—Retained Earnings

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to stockholders without prior approval of regulatory authorities is restricted. In 2004, the Company cannot pay any dividends without Illinois Department of Insurance approval. In 2003, the Company paid cash dividends of $10.0 million to Kemper and in 2002, the Company did not pay any dividends. The 2003 dividend was a result of the purchase agreement and asset transfer agreement related to the Bank One transaction. The Company paid cash dividends of $13.0 million to Kemper during 2001.

The Company’s net income (loss) and capital and surplus as determined in accordance with statutory accounting principles were as follows:

	2003	2002	2001
(in thousands)
Net income (loss)	$90,377	$(84,871)	$(71,854)

Statutory capital and surplus	$359,402	$312,653	$332,598

The Company’s statutory net income in 2003 reflects the impact of the Coinsurance Agreement with FKLA as well as the improvement in the equity markets in 2003. The Company’s statutory net loss in 2002 and 2001 reflected the market downturn and its impact on reserves for guaranteed death and living benefits consistent with statutory reserving methodology.

(12) Unaudited Interim Financial Information

The following table sets forth the Company’s unaudited quarterly financial information:

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
(in thousands)
2003 Operating Summary
Revenue	$93,302	$92,811	$135,868	$34,305	$356,286
Net operating income (loss), excluding net realized investment gains	$3,720	$16,793	$(96,728)	$12,018	$(64,197)

Net realized investment gains	2,054	1,147	46,174	5,635	55,010

Net income (loss)	$5,774	$17,940	$(50,554)	$17,653	$(9,187)

2002 Operating Summary
Revenue	$92,322	$105,170	$92,308	$90,962	$380,762

Net operating income (loss), excluding net realized investment gains (losses), and cumulative effect of accounting change	$8,109	$394	$(169,309)	$14,261	$(146,545)

Net operating income (loss), excluding net realized investment gains (losses)	$(13,798)	$394	$(169,309)	$14,261	$(168,452)
Net realized investment gains (losses)	(841)	7,613	1,037	(8,315)	(506)

Net income (loss)	$(14,639)	$8,007	$(168,272)	$5,946	$(168,958)

2001 Operating Summary
Revenue	$91,072	$98,360	$85,013	$123,852	$398,297

Net operating income (loss), excluding net realized investment gains	$8,183	$(1,364)	$(6,443)	$37,792	$38,168
Net realized investment gains	1,375	5,257	1,206	5,591	13,429

Net income (loss)	$9,558	$3,893	$(5,237)	$43,383	$51,597

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Operations by Business Segment

Prior to 2002, the Company along with FKLA, ZLICA and FLA, operated under the trade name of Zurich Life, formerly Zurich Kemper Life. Prior to 2002, Zurich Life was organized by Strategic Business Unit (“SBU”). Each SBU concentrated on specific distribution channels. However, the SBUs were not managed at the legal entity level, but rather at the Zurich Life level. Zurich Life’s SBUs crossed legal entity lines, as certain similar products were sold by more than one legal entity or through more than one distribution channel.

In 2002, the management team shifted its financial focus from SBU performance to a line of business performance, within each legal entity. The SBUs became primarily responsible for market management, including distribution management, product design, sales and marketing.

As a result, the Company now has two primary operating segments, life insurance and annuities. These two operating segments reflect the way we manage our operations and make business decisions.

Premiums received from the sale of annuity products and the majority of our life insurance products are treated as deposit-type funds and are not recorded as revenue within the consolidated statements of operations. However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities from which we earn investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. The Company received cost of insurance charges and other separate account fees as revenues from this business. In addition, the Company received premium tax and DAC tax expense loads from certain policyholders.

In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses, net of related income taxes, from net income (loss). Operating income (loss) is calculated by excluding amortization of goodwill and intangibles, goodwill impairment, and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior period information has been restated to conform to the composition of the Company’s segments.

	Twelve Months Ended December 31, 2003
	Life	Annuity	Total
(in thousands)
Net income (loss)	$4,865	$(14,052)	$(9,187)
Net realized investment gains, net of tax	419	54,591	55,010

Net operating income (loss)	$4,446	$(68,645)	$(64,199)

Amortization of intangibles	—	(506)	(506)

Operating income (loss) before amortization of intangibles	$4,446	$(68,139)	$(63,693)

Total assets	$10,658,132	$10,448,309	$21,106,441

Total reserve for policyholder benefits in the general account	$811,137	$3,508,530	$4,319,667
Total separate account liabilities	9,518,812	5,603,402	15,122,214

Total reserve for policyholder benefits	$10,329,949	$9,111,932	$19,441,881

	Twelve Months Ended December 31, 2002
	Life	Annuity	Total
(in thousands)
Net loss	$(23,654)	$(145,304)	$(168,958)
Net realized investment gains (losses), net of tax	753	(1,259)	506

Net operating loss	$(24,407)	$(144,045)	$(168,452)

Amortization of intangibles	(106)	(653)	(759)
Goodwill impairment	(32,832)	(123,679)	(156,511)
Cumulative effect of accounting change, net of tax	—	(21,907)	(21,907)

Operating income before amortization of intangibles, goodwill impairment and cumulative effect of accounting change, net of tax	$8,531	$2,194	$10,725

Total assets, net of tax	$9,840,840	$8,825,442	$18,666,282

Total reserve for policyholder benefits in the general account	$808,389	$3,302,674	$4,111,063
Total separate account liabilities	8,848,140	4,699,236	13,547,376

Total reserve for policyholder benefits	$9,656,529	$8,001,910	$17,658,439

	Twelve Months Ended December 31, 2001
	Life	Annuity	Total
(in thousands)
Net income	$11,867	$39,730	$51,597
Net realized investment gains, net of tax	3,274	10,155	13,429

Net operating income	$8,593	$29,575	$38,168

Amortization of goodwill and intangibles	(3,152)	(10,553)	(13,705)

Operating income before amortization of goodwill and intangibles	$11,745	$40,128	$51,873

Goodwill	$6,601	$171,817	$178,418
Total assets	$8,841,469	$9,248,359	$18,089,828

Total reserve for policyholder benefits in the general account	$628,899	$3,005,262	$3,634,161
Total separate account liabilities	7,696,013	5,412,740	13,108,753

Total reserve for policyholder benefits	$8,324,912	$8,418,002	$16,742,914

During 2003, the decrease in operating income before amortization of intangibles, for both the life and annuity segment, was largely due to the Purchase Agreement with Bank One (see Reinsurance section and Note 3 of the Notes to Consolidated Financial Statements).

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Effects of New Accounting Pronouncements

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary (see Note 4 of the Notes to Consolidated Financial Statements).

In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have any impact on the financial position of the Company.

In April 2003, the FASB released Statement 133 (“SFAS 133”) Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company adopted DIG B36 on October 1, 2003.

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At December 31, 2003, the Company had an embedded derivative of $3.6 million recorded in other assets and with a corresponding amount in other income.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The SOP will be effective for the Company’s financial statements on January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

•	Recognizing expenses for a variety of contracts and contract features, including GMDB and GRIB, certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Reporting and measuring the Company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain GMDB and GRIB, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures approximately 35% of the benefit guaranties associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-1, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of $46.6 million. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. Management is currently in the process of evaluating the impact of the SOP related to the GRIB and GMDB liability on our financial statements.

Separate Account Presentation

The Company has recorded certain market value adjusted (“MVA”) fixed annuity products as separate account assets and liabilities through December 31, 2003. Notwithstanding the MVA feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. The Company is currently evaluating the impact that this SOP will have on its financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

During the fourth quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no significant changes in our internal controls, or in other factors affecting our internal controls, since December 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name and Age Position with Kemper Investors Life Insurance Company (“KILICO”) Year of Election	Other Business Experience During Past 5 Years or More
Diane C. Davis (36) Chairman of the Board, President and Chief Executive Officer since September 2003.	Chairman of the Board, President and Chief Executive Officer of Kemper Investors Life Insurance Company since September 2003. Strategic Planning Manager of Farmers New World Life Insurance Company (“FNWL”) April 2002 through September 2003. Strategic Planning Consultant of FNWL January 2000 through April 2002. Actuary for FNWL August 1992 through January 2000. Actuary for John Hancock Mutual Life Insurance Company June 1989 through July 1992.

Matthew W. Kindsvogel (46) Executive Vice President, Treasurer, Chief Financial Officer and Director since September 2003.	Executive Vice President, Treasurer, Chief Financial Officer, and Director of Kemper Investors Life Insurance Company since September 2003. Director of Accounting of FNWL February 1992 through September 1996 and 1999 through 2003. Director of Internal Auditing for FNWL March 1996 through February 1999. Accounting Manager for FNWL May 1986 through March 1992.

David A. Bowers (57) Director since September 2003.	Director of Kemper Investors Life Insurance Company since September 2003. Executive Vice President, Corporate Secretary and General Counsel of Zurich American Insurance Company since August 1985. Vice President of CNA Insurance Companies from March 1976 through August 1985.

David A. Levinson (43) Director since September 2003.	Director of Kemper Investors Life Insurance Company since September 2003. Senior Vice President and Controller of Zurich North America since July 1999. Assistant Vice President Finance and Divisional Controller of Specialties Business Division for Zurich North America June 1995 through July 1999. Assistant Vice President and Divisional Controller of Specialties Business Division at Home Insurance Company February 1994 through June 1995. Senior manager at KPMG Peat Marwick June 1984 through February 1994.

Kenneth E. Owens (44) Director since September 2003.	Director of Kemper Investors Life Insurance Company since September 2003. Senior Vice President, Director of Tax of Zurich American Insurance Company since January 1996. Senior Manager, Tax for Ernst & Young LLP from May 1983 through January 1996. Internal Revenue Agent for the Internal Revenue Service from April 1981 through May 1983.

Debra P. Rezabek (48) Vice President, General Counsel, and Corporate Secretary since December 2003.	Executive Vice President of KILICO, FKLA, FLA, ZLICA, and ZD from June 2000 through September 2003. Executive Vice President of ZLICONY from May 2001 through September 2003. General Counsel of FKLA and FLA from 1992 through September 2003. General Counsel ZLICA and ZD from March 1996 through September 2003. Corporate Secretary of ZLICA and ZD from January 1996 through September 2003. Corporate Secretary of ZLICA and ZD from March 1996 through September 2003. General Counsel and Corporate Secretary of ZLICONY from April 2000 through September 2003. Director of FKLA and ZLICA from January 2001 through September 2003.

Name and Age Position with Kemper Investors Life Insurance Company (“KILICO”) Year of Election	Other Business Experience During Past 5 Years or More

Thomas D. Davenport (37) Chief Actuary since November 2003.	Chief Actuary, Kemper Investors Life Insurance Company since November 2003. Vice President, GE Financial Assurance from March 2000 to September 2003. Corporate Actuary, GE Financial Assurance from September 1997 to February 2000. Fellow of the Society of Actuaries since September 2000.

Richard W. Mathes (56) Valuation Actuary since December 2003.	Employed by Kemper Investors Life Insurance Company starting December 2003. Risk management and projections actuary GE Edison Life Insurance Company, Tokyo, Japan April 1999 through November 2003. Product development and financial reporting actuary Great Northern Insured Annuity Corporation from June 1991 to April 1999. F.S.A. 1985; M.A.A.A. 1986.

Committees

The Board of Directors has designated Matthew W. Kindsvogel, Chief Financial Officer as the financial expert serving on its Audit Committee. The financial expert represents management and therefore is not considered independent of management.

Code of Ethics

The Company has a Code of Ethics for its directors, officers, and employees and has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. We will provide copies without charge upon request.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation ($)(3)	Long Term Compensation Awards		All Other Compensation ($)(4)
		Salary($)	Bonus($)(2)		Long Term Incentive Plan Payouts ($)(2)
Diane C. Davis Chief Executive Officer	2003	$62,392	$—	$—		$—		$—

Gale K. Caruso Former Chief Executive Officer(1)	2003 2002 2001	$98,387 238,500 211,500	$14,890 — 133,480	$4,797 13,143 17,466	$	— — —	$	— 33,072 27,841

Frederick L. Blackmon Former Executive Vice President and Chief Financial Officer(1)	2003 2002 2001	$85,254 119,560 109,760	$20,104 — 51,385	$8,424 7,183 6,306	$	— — —	$	— 12,373 9,567

Debra Rezabek Vice President, General Counsel and Corporate Secretary(1)	2003 2002 2001	$98,019 152,750 135,450	$19,400 — 69,930	$4,521 15,044 8,791	$	— — —	$	— — 13,135

George Vlaisavljevich Former Executive Vice President(1)	2003 2002 2001	$167,482 237,000 275,000	$32,000 — 141,000	$16,950 20,753 20,042	$	— — —	$	— 26,149 28,650

(1)	Also served in same positions for FKLA, ZLICA, ZKLICONY and FLA through August 2003. An allocation of the time devoted to duties as executive officers of KILICO has been made. All compensation items reported in the Summary Compensation Table reflect this allocation.
(2)	Annual bonuses are paid pursuant to annual incentive plans. Certain bonuses for 2003 performance were determined and paid in 2003.
(3)	The amounts disclosed in this column include taxable benefit from personal use of an employer-provided automobile and certain estate planning services facilitated for executives.
(4)	The amounts in this column include:
(a)	The amounts of employer contributions allocated to the accounts of the named persons under profit sharing plans or under supplemental plans maintained to provide benefits in excess of applicable ERISA limitations.
(b)	Distributions from the Kemper and FKLA supplemental retirement plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	As of March 1, 2004, 100% of the outstanding shares of KILICO were owned by Kemper Corporation, 1400 American Lane, Schaumburg, Illinois 60196.

(b)	Not applicable.

(c)	Not applicable.

Item 13. Certain Relationships and Related Transactions

(a)	Transactions with management and others—none.

(b)	Certain business relationships—not applicable.

(c)	Indebtedness of management—not applicable.

(d)	Transactions with promoters—not applicable.

Item 14. Principal Auditors Fees and Services

The Board of Directors has engaged PricewaterhouseCoopers LLP (“PwC”) as its independent auditors for the fiscal year ending December 31, 2003.

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q. These fees also include services that are normally provided by the accountant in connection with statutory and regulatory filings. The aggregate audit fees billed to the Company by PwC for the fiscal year ended December 31, 2003 were approximately $475,500. The aggregate audit fees billed to the Company by PwC for the fiscal year ended December 31, 2002 were approximately $363,057.

Audit-Related Fees

Audit-related fees include accounting advisory services related to the opening balance sheet audit of the Company pursuant to the Purchase Agreement between ZHCA, Kemper, the Company, BOIH and Bank One. The aggregate audit-related fees billed to the Company by PwC for the fiscal year ended December 31, 2003 were $239,540. There were no audit-related fees billed to the Company by PwC for the fiscal year ended December 31, 2002.

Tax Fees

None.

Other Fees

None.

Audit Committee Report

The entire Board of Directors is acting as the Company’s Audit Committee. The Audit Committee reviews the Company’s financial reporting process. Management has the primary responsibility for the financial statements and the reporting process. The Audit Committee members do not serve as professional accountants or auditors and their functions are not intended to duplicate or to certify the activities of management and the independent auditors. The Company’s independent auditors are responsible for expressing an opinion on the conformity of the Company’s audited financial statements with accounting principles generally accepted in the United States of America.

In this context, the Audit Committee reviewed and discussed with management and the independent auditors the audited financial statements for the year ended December 31, 2003 (the “Audited Financial Statements”). The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended. In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from the Company and its management.

Following the reviews and discussions referred to above, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 43 in Item 8.

(a)(2) Schedules.

The following schedules are supplemental to the financial statements of the Company and its subsidiaries for 2003 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are not applicable.

(a)(3) Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption “Exhibits” in Item 15(c).

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2003.

(c) Exhibits.

Exhibit No.		Description

2		Stock and Asset Purchase Agreement, dated as of May 29, 2003, between Zurich Holding Company of America, Kemper Corporation, Kemper Investors Life Insurance Company, Zurich Financial Services, Banc One Insurance Holdings, Inc., and Bank One Corporation filed on or about August 14, 2003.

3	(i)	Articles of Incorporation are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

3	(ii)	Bylaws are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

4	(a)	Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.

4	(b)	Certificate to Variable and Market Value Adjusted Deferred Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.

4	(c)	Individual Variable and Market Value Adjusted Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

Exhibit No.	Description

4(d)	Endorsement to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

4(e)	Endorsement to Certificate to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

4(f)	Revised Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

4(g)	Revised Certificate to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

9	Not applicable.

10(a)	Distribution Agreement between Kemper Investors Life Insurance Company and Investors Brokerage Services, Inc. is incorporated herein by reference to Exhibits filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 33-43462) filed on April 14, 1995.

10(b)	Modified Coinsurance Agreement, dated December 1, 2003, between Kemper Investors Life Insurance Company and Farmers New World Life Insurance Company.

11	Not applicable.

12	Not applicable.

13	Not applicable.

16	Not applicable.

18	Not applicable.

19	Not applicable.

20	Not applicable.

21	Not applicable

22	Not applicable.

23.1	Consent of PricewaterhouseCoopers LLP.

24	Not applicable.

25	Not applicable.

26	Not applicable.

31	Not applicable.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Security Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Security Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois, on the 26th day of March, 2004.

KEMPER INVESTORS LIFE INSURANCE COMPANY

By:	/S/ DIANE C. DAVIS
Diane C. Davis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 has been signed below by the following persons on behalf of Kemper Investors Life Insurance Company in the capacities indicated on the 26th day of March, 2004.

Signature	Title

/s/ DIANE C. DAVIS Diane C. Davis	Chairman of the Board, President, and Chief Executive Officer

/s/ MATTHEW W. KINDSVOGEL Matthew W. Kindsvogel	Executive Vice President, Treasurer, Chief Financial Officer and Director

/s/ DAVID A. BOWERS David A. Bowers	Director

/s/ DAVID A. LEVINSON David A. Levinson	Director

/s/ KENNETH E. OWENS Kenneth E. Owens	Director

SCHEDULE I

KEMPER INVESTORS LIFE INSURANCE COMPANY

CONSOLIDATED SUMMARY OF INVESTMENTS—

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

(in thousands)

	Carrying Value	Amortized Cost	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available for sale
Bonds
U.S. treasury securities and obligations of U.S. government agencies and authorities	$93,163	$94,362	$93,163
Obligations of states and political subdivisions, special revenue and nonguaranteed	2,180	2,140	2,180
Debt securities issued by foreign governments	1,142	1,142	1,142
Corporate securities	292,853	290,646	292,853
Mortgage and asset-backed securities	229,717	239,503	229,717

Total fixed maturity securities	$619,055	$627,793	$619,055

Equity securities available for sale
Common stocks	$—	$—	$—
Preferred stock	2,774	2,458	$2,774

Total equity securities	$2,774	$2,458	$2,774

Mortgage loans on real estate, net	$52,955	$54,955	$52,955
Policy loans	$—	$—	$—
Other long-term investments	$14,443	$16,626	$14,443
Short-term investments	$55,098	$55,098	$55,098

SCHEDULE III

KEMPER INVESTORS LIFE INSURANCE COMPANY

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2003

(in thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits	Other Policyholder Benefits and Funds Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
Life	$—	$811,137	$140,566	$1,560	$(1,882)	$28,068	$15,240	$(42,024)
Annuity	273,307	3,508,530	9,526	(2,632)	164,631	100,378	136,506	142,629

Total	$273,307	$4,319,667	$150,092	$(1,072)	$162,749	$128,447	$151,746	$100,603

December 31, 2002

(in thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits	Other Policyholder Benefits and Funds Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
Life	$16,377	$808,389	$172,393	$1,002	$49,360	$35,108	$2,365	$62,269
Annuity	415,538	3,302,674	6,316	—	178,970	180,450	32,576	217,422

Total	$431,915	$4,111,063	$178,709	$1,002	$228,330	$215,558	$34,941	$279,691

December 31, 2001

(in thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits	Other Policyholder Benefits and Funds Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
Life	$14,919	$628,899	$408,744	$486	$68,137	$36,023	$1,417	$25,035
Annuity	366,587	3,005,262	27,705	—	201,282	145,037	16,635	94,399

Total	$381,506	$3,634,161	$436,449	$486	$269,419	$181,060	$18,052	$119,434

SCHEDULE IV

KEMPER INVESTORS LIFE INSURANCE COMPANY

REINSURANCE

Year Ended December 31, 2003

(in thousands)

Description	Gross Amount	Ceded to Other(1)	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life insurance in force	$88,525,127	$(77,918,146)	$—	$10,606,981	0.0%

Life insurance premiums	$1,263	$(2,335)	$—	$(1,072)	0.0%

(1)	Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

Year Ended December 31, 2002

(in thousands)

Description	Gross Amount	Ceded to Other(1)	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life insurance in force	$89,191,416	$(76,949,665)	$—	$12,241,751	0.0%

Life insurance premiums	$3,336	$(2,334)	$—	$1,002	0.0%

(1)	Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

Year Ended December 31, 2001

(in thousands)

Description	Gross Amount	Ceded to Other(1)	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life insurance in force	$89,173,103	$(77,811,249)	$—	$11,361,854	0.0%

Life insurance premiums	$1,334	$(848)	$—	$486	0.0%

(1)	Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

SCHEDULE V

KEMPER INVESTORS LIFE INSURANCE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2003

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Asset valuation reserves:
Joint venture mortgage loans	$—	$—	$—	$—	$—
Third-party mortgage loans	2,600	—	—	(600)	2,000
Other real estate-related investments	2,183	—	—	—	2,183

Total	$4,783	$—	$—	$(600)	$4,183

Year Ended December 31, 2002

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Asset valuation reserves:
Joint venture mortgage loans	$—	$—	$—	$—	$—
Third-party mortgage loans	600	2,000	—	—	2,600
Other real estate-related investments	2,183	—	—	—	2,183

Total	$2,783	$2,000	$—	$—	$4,783

Year Ended December 31, 2001

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Asset valuation reserves:
Joint venture mortgage loans	$16,433	$—	$—	$16,433	$—
Third-party mortgage loans	—	600	—	—	600
Other real estate-related investments	2,183	—	—	—	2,183

Total	$18,616	$600	$—	$16,433	$2,783