Form 10-Q
period 2004-03-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2004-05-14
CIK 351754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 033-43462

KEMPER INVESTORS LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

ILLINOIS (State of Incorporation)	36-3050975 (IRS Employer Identification Number)

1400 AMERICAN LANE SCHAUMBURG, ILLINOIS (Address of Principal Executive Offices)	60196 (ZIP Code)

Registrant’s telephone number, including area code: (206) 232-8400

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐ Yes  ☑ No

      As of April 30, 2004, there were outstanding 250,000 shares of common stock, $10.00 par value per share, of the registrant.

     Documents incorporated by reference: None.

KEMPER INVESTORS LIFE INSURANCE COMPANY

FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Consolidated Balance Sheets -
March 31, 2004 and December 31, 2003	1

Consolidated Statements of Operations -
Three months ended March 31, 2004 and 2003	2

Consolidated Statements of Comprehensive Income (Loss) -
Three months ended March 31, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Three months ended March 31, 2004 and 2003	4

Notes to Consolidated Financial Statements	5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART 1. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,
	2004	December 31,
	(unaudited)	2003

Assets
Fixed maturity securities, available for sale, at fair value (amortized cost:
March 31, 2004, $598,564; December 31, 2003, $627,793)	$605,228	$619,055
Equity securities, at fair value (cost: March 31, 2004 $4,111; December
31, 2003, $2,458)	4,458	2,774
Short-term investments	58,964	55,098
Joint venture mortgage loans	7,417	7,417
Third-party mortgage loans	52,955	52,955
Other real estate-related investments	5,284	5,495
Other invested assets	2,023	2,117

Total investments	736,329	744,911
Cash	6,267	7,414
Accrued investment income	12,517	10,475
Reinsurance recoverable	4,005,463	3,992,659
Deferred insurance acquisition costs	30,141	273,307
Deferred income taxes	176,685	203,383
Federal income tax receivable	44,047	33,067
Modified coinsurance receivable— related party	789,487	762,480
Other assets and receivables	68,913	71,131
Assets held in separate accounts	15,131,745	15,122,214

Total assets	$21,001,594	$21,221,041

Liabilities
Future policy benefits	$4,394,343	$4,319,667
Other policyholder benefits and funds payable	148,400	150,092
Payable to reinsurers	—	97,573
Modified coinsurance payable— related party	765,972	758,853
Deferred income tax liabilities	20,484	114,600
Other accounts payable and liabilities	35,551	19,748
Liabilities related to separate accounts	15,131,745	15,122,214

Total liabilities	20,496,495	20,582,747

Commitments and contingent liabilities
Stockholder’s equity
Capital stock-$10 par value, authorized 300,000 shares; issued and
outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	841,633	841,633
Accumulated other comprehensive (loss) income	1,335	(12,283)
Retained deficit	(340,369)	(193,556)

Total stockholder's equity	505,099	638,294

Total liabilities and stockholder's equity	$21,001,594	$21,221,041

        See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Revenue

Net investment income	$7,213	$56,441
Net realized investment gains	4,243	3,160
Premium income	—	435
Separate account fees and charges	16,480	22,272
Broker-dealer commission revenue	—	7,101
Modified coinsurance income-- related party	18,463	—
Other income	(326)	3,893

Total revenue	46,073	93,302
Benefits and Expenses
Interest credited to policyholders	2,867	39,053
Claims incurred and other policyholder benefits	10,875	12,905
Taxes, licenses and fees	1,836	(192)
Commissions	5,185	19,243
Broker-dealer commission expense	—	6,918
Operating expenses	2,556	11,982
Deferral of insurance acquisition cost	—	(20,952)
Amortization of deferred insurance acquisition costs	5,656	11,513
Amortization of value of business acquired	—	3,449
Amortization of other intangible assets	—	190

Total benefits and expenses	28,975	84,109
Income before income tax expense	17,098	9,193
Income tax expense (benefit)
Current	(10,978)	(10,771)
Deferred	16,966	14,190

Total income tax expense	5,988	3,419

Net income before cumulative effect of accounting change, net of tax	11,110	5,774

Cumulative effect of accounting change, net of tax	(157,923)	—

Net income (loss)	$(146,813)	$5,774

        See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$(146,813)	$5,774
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on securities:
Unrealized losses on derivatives	(180)	(547)
Unrealized holding gains on investments	8,303	30,822
Unrealized holding gains on separate accounts investments, reclassified to
the general account assets per SOP 03-01	2,841	—
Reclassification adjustment for losses (gains) included in net income	4,288	(5,122)

Net unrealized holding gains (losses) on securities	15,252	25,153
Reclassification adjustments for items included in net income (loss):
Adjustment to value of business acquired	—	(293)
Adjustment for deferred insurance acquisition costs	(984)	(6,032)

Other comprehensive income, before related income tax expense	14,268	18,828
Related income tax expense	650	6,590

Other comprehensive income, net of tax	13,618	12,238

Comprehensive income (loss)	$(133,195)	$18,012

        See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities
Net (loss) income	$(146,813)	$5,774
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Cumulative effect accounting change	157,923	—
Net realized investment (gains)	(4,243)	(3,160)
Interest credited and other charges	3,292	44,924
Deferred insurance acquisition costs, net	5,656	(9,439)
Amortization of value of business acquired	—	3,449
Amortization of net discount/premium on investments	6,462	5,228
Amortization of other intangible assets	—	190
Deferred income taxes	16,966	12,776
Net change in current federal income taxes	(10,980)	(10,969)
Benefits and premium taxes due related to separate account business
owned life insurance	(1,707)	(12,103)
Modified coinsurance—related party	(19,888)	—
Other policyholder benefits and funds payable	1,603	—
Payable to reinsurers	(99,846)	—
Other accounts and notes receivable	24,237	—
Other, net	—	(5,271)

Net cash provided by (used in) operating activities	(67,338)	31,399

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	—	75,030
Fixed maturity securities sold prior to maturity	107,481	496,273
Mortgage loans, policy loans and other invested assets	211	23,397
Cost of investments purchased or loans originated:
Fixed maturity securities	(23,751)	(667,561)
Equity securities	(1,653)	—
Mortgage loans, policy loans and other invested assets	—	(10,477)
Short-term investments, net	(3,866)	(33,799)
Net change in receivable and payable for securities transactions	4,991	35,857
Net change in other assets	—	334

Net cash provided by (used in) investing activities	83,413	(80,946)

Cash flows from financing activities
Policyholder account balances:
Deposits	12,716	145,255
Withdrawals	(3,510)	(62,529)
Capital contribution	—	1,415
Cash overdrafts	(26,428)	1,764

Net cash provided by (used in) financing activities	(17,222)	85,905

Net increase (decrease) in cash	(1,147)	36,358
Cash, beginning of period	7,414	47,436

Cash, end of period	$6,267	$83,794

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Kemper Investors Life Insurance Company is licensed in the District of Columbia and all states, except New York. Zurich Life Insurance Company of New York (“ZLICONY”), a wholly-owned subsidiary through September 3, 2003, is licensed to conduct business in the State of New York. The Company also owned PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc., collectively referred to as the PMG group of companies (“PMG”) and Investors Brokerage Services Insurance Agency, Inc. through September 3, 2003. The Company is a wholly-owned subsidiary of Kemper Corporation (“Kemper”), a non-operating holding company. Kemper is an indirect wholly-owned subsidiary of Zurich Holding Company of America, Inc. (“ZHCA”), a holding company. ZHCA is an indirect wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS”), a Swiss holding company.

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, the “Company,” “we,” “our” and similar terms include Kemper Investors Life Insurance Company and its wholly-owned subsidiaries through September 3, 2003, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, deferred insurance acquisition costs, provisions for real estate-related losses and reserves, other temporary declines in values for fixed maturity and equity securities, the valuation allowance for deferred income taxes and future policy benefit reserves. Actual results could differ materially from those estimates.

2. Sales and Reinsurance Ceded and Assumed

BANK ONE. On September 3, 2003 (the “Closing Date”), the Company transferred portions of its business through a one hundred percent coinsurance arrangement, as well as the capital stock of its wholly-owned subsidiaries, to its former affiliate, Federal Kemper Life Assurance Company (“FKLA”). Prior to the Closing Date, the Company, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a Mutual Legal Reserve Company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper. Following the Closing Date, the Company remains a direct, wholly-owned subsidiary of Kemper.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), between ZHCA, Kemper, KILICO, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct, Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, conducts the day-to-day administration of FLA. BOIH further agreed to acquire control of the KILICO Subsidiaries.

On September 3, 2003 the Company transferred 100% of the general account liabilities through a one hundred percent coinsurance arrangement, ceded 100% of all direct individual life insurance renewal premiums and ceded a majority of the separate account liabilities on a modified coinsurance basis to Bank One. Reinsured policies also included certain policies to be written by the Company through September 3, 2004. Ownership of the underlying separate account assets was not transferred to Bank One. The Company remains responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to Bank One and is not relieved of its obligations.

In consideration of Bank One’s assumption of the General Account Liabilities, the Company transferred to Bank One the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets,” as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, Bank One established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by Bank One, adjusted on a quarterly basis. Bank One is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At March 31, 2004, the general account reserves were approximately $4.4 billion compared to approximately $4.3 billion at December 31, 2003. At March 31, 2004, the reinsurance recoverable from Bank One was approximately $3.5 billion compared to approximately $3.6 billion at December 31, 2003.

The Company also transferred to Bank One in consideration of Bank One’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the administerial actions required of the Company with respect to the Bank Owned Life Insurance policies (the “BOLI Policies”) are performed by Bank One in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. The Company has also agreed that, for a period of three years following the Closing Date, it will not, except under specified circumstances, issue any new BOLI Policies going forward.

The “Ceding Commission”, discussed above, was $120 million, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from Bank One to the Company, but rather was withheld from the investment assets transferred from the Company to Bank One as part of the Transferred Coinsurance Assets. Both the Company and Bank One finalized their settlement in February 2004. The resulting closing adjustment resulted in a decrease of $9.3 million in payable to reinsurers in the balance sheet as of February 2004.

The Company previously assumed from Bank One $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors. This Funding Agreement has a variable rate of interest based upon LIBOR, is an obligation of the Company’s general account, is recorded as a future policy benefit, and will expire in November 2004. At March 31, 2004, the Funding Agreement balance was approximately $100.5 million compared to approximately $100.2 million at December 31, 2003.

    FNWL.        The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, Farmers New World Life Insurance Company (“FNWL”). FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, DIG B36 and was valued at approximately $19.2 million at March 31, 2004. The modified coinsurance receivable from FNWL was approximately $789.5 million and approximately $762.5 million at March 31, 2004 and December 31, 2003, respectively and the modified coinsurance payable was approximately $766.0 million and approximately $758.9 million, respectively.

    FLA.        The Company’s ceded future policy benefits reflect coinsurance (indemnity reinsurance) transactions where the Company insured liabilities in 1991 and 1992 with FLA. The reinsurance recoverables were approximately $204.8 million and approximately $207.7 million at March 31, 2004 and December 31, 2003, respectively.

TRANSAMERICA RE. The net amount at risk of the GMDB and GRIB on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of March 31, 2004 and December 31, 2003, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts with Transamerica Re amounted to approximately $50.7 million and approximately $26.3 million, respectively.

     ZICBB.        The Company is also a party to a reinsurance agreement with an affiliated company, Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, 100% of the net amount at risk (death benefit payable to the insured less the insured’s separate account cash surrender value) related to separate account business owned universal life insurance (“BOLI”). As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB. At March 31, 2004 and December 31, 2003, reinsurance recoverables totaling approximately $256.9 million and approximately $206.2 million, respectively, were secured by a trust agreement, which was supported by cash and invested assets with a fair value of approximately $278.3 million and $235.4 million at March 31, 2004 and December 31, 2003, respectively.

3. Accounting Pronouncement

SOP 03-01

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued a final Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The SOP was adopted effective January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require the Company to:

—	Recognize expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

—	Report and measure assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

—	Report and measure the Company’s interest in its separate accounts as general account assets based on our proportionate beneficial interest in the separate account’s underlying assets; and

—	Capitalize sales inducements that meet specified criteria and amortize such amounts over the life of the contracts using the same methodology as used for amortizing deferred policy acquisition costs (“DAC”).

On January 1, 2004, the Company recorded a $157.9 million cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred acquisition costs and income taxes. At January 1, 2004, the date of initial application, the cumulative effect of the adoption of the SOP was comprised of the following individual impacts:

		Other
Cumulative Effect of Adoption	Net Income	Comprehensive
(in millions)	(Loss)	Net Loss
Establishing GMDB and GRIB	$(6.4)
reserves for annuity contracts
Amortization of insurance	(236.5)
acquisition costs (DAC)
Subtotal	(242.9)
Related income tax benefit	(85.0)
Total cumulative effect of adoption,	$(157.9)	$(157.9)
net of tax

Unrealized gains of certain separate
account assets reclassified to general		$1.2
accounts, net of tax

Total other comprehensive net loss		$(156.7)

GMDB and GRIB Reserves for Annuity Contracts. The Company sold variable annuity contracts that offer various guaranteed death benefits. For certain GMDB and GRIB, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures approximately 35% of the benefit guaranties associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-01, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of approximately $46.6 million. Subsequent to the adoption of the SOP, the Company recorded an additional liability for GMDB and GRIB benefits of approximately $6.4 million. As of March 31, 2004, $7.1 million of additional future policyholder liabilities related to the GMDB and GRIB benefits were recorded. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The models use 1,000 stochastic equity scenarios selected from the American Academy of Actuaries’ C3 Phase 2 Report. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. SOP 03-01 modified how liability reserves are calculated for the variable annuity contracts issued by the Company. Prior to SOP 03-01, a GMDB reserve was established for all contracts and a GRIB reserve was established only for contracts deemed to have annuitized. These reserves reflected the present value of future benefits with no offset against future revenues. Under SOP 03-01, a reserve is established for all contracts, resulting in additional recognition of future policy benefits. However, the reserve is reduced by a percentage of future revenues, resulting in a relatively small reserve increase at implementation.

Amortization of Deferred Insurance Acquisition Costs. The Company has deferred certain acquisition costs (“DAC”) in accordance with FAS 97 and amortizes those costs over the term of the policies. With the initial adoption of the SOP, $236.5 million of DAC was amortized to reflect the reduction in future estimated gross profits (EGPs) in the amount by which future revenues offset future benefits in the reserve calculation.

At both December 31, 2003 and March 31, 2004, the Company held approximately $3.6 billion of variable annuities that contained GMDB and GRIB benefits. The Company’s total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB and GRIB commitments), related to these guaranteed death and annuitization benefits as of December 31, 2003 was approximately $739 million and was approximately $807 million at March 31, 2004. After reinsurance, the Company’s net exposure was approximately $463 million and approximately $510 million at December 31, 2003 and March 31, 2004, respectively.

Separate Account Presentation. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products as separate account assets and liabilities through December 31, 2003. Notwithstanding the MVA feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP.

On January 1, 2004, market value reserves of approximately $64.1 million included in separate account liabilities were revalued at their current account value to the general account, and the related separate account assets were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value; however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, are recorded in other comprehensive income rather than net income. Net investment income was increased by those investments reclassified to the general account and change in claims and other policyholder benefits were increased due to changes in reserves, with a corresponding decrease in separate account fees.

4. Securities Lending

The Company has a security lending agreement with a lending agent. The agreement authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of the loaned securities.

The securities are marked-to-market on a daily basis, and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income investments with a maturity of less than one year. Income earned from the security lending arrangement is shared 25% and 75% between the agent and the Company, respectively. Income earned by the Company was approximately $11,000 in the first quarter of 2004 and was approximately $110,000 in the first quarter of 2003. The Company’s securities on loan at March 31, 2004 consisted of corporate fixed income securities and had an estimated fair value of approximately $3.1 million. There were not any securities on loan at December 31, 2003.

5. Off-Balance Sheet Transactions

In 1994, the Company entered into a commitment to provide a financial guaranty in the form of an extended standby credit enhancement to a third party letter of credit supporting the purchase of bonds issued to finance the development of a certain retirement property in Texas. The amount of the secured guaranty was $25.0 million with an expiration date of March 22, 2004. On March 15, 2004, the agreement was extended to September 30, 2004 in exchange for a nominal fee.

The guaranty is expected to be retired without being funded; therefore, the contract amounts are not estimates of future cash flows. At March 31, 2004, a fixed maturity security with a carrying amount of approximately $28.4 million was pledged as collateral to secure the letter of credit.

As part of the guaranty agreement, upon the expiration of the guaranty period and in the event the third party cannot find an alternate guarantor, the bond indebtedness will be accelerated to mature immediately and the Company will be directly and contingently liable to purchase the bonds from the issuer of the letter of credit. In connection with the acceleration of the contingent liability, the Company will have full recourse to a collateral pool and the real property. The fair value of the recourse collateral pool was approximately $18.0 million, which was based upon the fair market value at March 31, 2004. The estimated fair value of the real property was approximately $9.0 million, based upon the most recent independent appraisal at September 9, 2003.

In 1997, the Company entered into a separate agreement with a third party to guaranty certain indemnity obligations of an affiliated company, including environmental claims over a period of 20 years. The maximum liability exposure would not exceed $4 million. The Company is fully insured for losses and liabilities related to the potential environmental claims for a period of 10 years. Additionally, KFC Portfolio Corp, an affiliated company, has agreed to guaranty and indemnify the Company from all liabilities and costs incurred related to this transaction.

6. Derivatives

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

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At March 31, 2004 and December 31, 2003, the Company had an embedded derivative of $19.2 million and $3.6 million, respectively, recorded in modified coinsurance receivable — related party with the corresponding income recorded in modified coinsurance income—related party during the respective reporting periods.

7. Operations by Business Segment

The Company has two primary operating segments, life insurance and annuities. In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting realized investment gains or losses, net of related income taxes, from net income (loss). Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income. Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

It is important to note that operating income (loss) and net operating income (loss) should not be viewed as substitutes for income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. Also, the Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

	Three Months Ended			Three Months Ended
(in thousands)	March 31, 2004			March 31, 2003

	Life	Annuity	Total	Life	Annuity	Total

Net income (loss)	$16,037	$(162,850)	$(146,813)	$3,497	$2,277	$5,774

Net realized investment gains
net of tax	2,325	431	2,756	255	1,799	2,054

Net operating income (loss)	$13,712	$(163,281)	$(149,569)	3,242	478	3,720

Amortization of intangibles	—	—	—	—	190	190
Cumulative effect of accounting change, net of tax	—	(157,923)	(157,923)	—	—	—

Operating income (loss)	$13,712	$(5,358)	$8,354	$3,242	$668	$3,910

Total assets	$10,705,863	$10,295,731	$21,001,594	$10,008,869	$8,810,076	$18,818,945

Total reserve for policyholder
benefits in the general account	$879,380	$3,514,963	$4,394,343	$875,808	$3,437,886	$4,313,694

Total separate account liabilities	9,650,539	5,481,206	15,131,745	8,963,640	4,489,363	13,453,003

Total reserve for policyholder
benefits	$10,529,919	$8,996,169	$19,526,088	$9,839,448	$7,927,249	$17,766,697

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

         Our Management’s Discussion and Analysis is based upon our consolidated financial statements that have been prepared in conformity with GAAP. The preparation of these financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. As a result, actual results reported as revenue and expense could differ from the estimates reported in the financial statements under different assumptions, judgments or conditions. For additional information regarding our accounting policies, refer to our December 31, 2003 Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available.

Business Description

        On September 3, 2003 (the “Closing Date”), the Company transferred portions of its business through a one hundred percent coinsurance arrangement, as well as the capital stock of its wholly-owned subsidiaries, to its former affiliate, Federal Kemper Life Assurance Company (“FKLA”). Prior to the Closing Date, the Company, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a Mutual Legal Reserve Company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper. Following the Closing Date, the Company remains a direct, wholly-owned subsidiary of Kemper.

        These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), between ZHCA, Kemper, KILICO, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct, Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, conducts the day-to-day administration of FLA. BOIH further agreed to acquire control of the KILICO Subsidiaries.

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

          While the majority of our business is coinsured, we retain the majority of our DESTINATIONSSM business. The DESTINATIONSSM product is a registered individual and group variable, fixed and market value adjusted deferred annuity product that offers 40 variable subaccount investment options with various investment managers, ten guaranty periods, a fixed account option, dollar cost averaging, Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Retirement Income Benefit (“GRIB”) options. The GRIB was an optional benefit to the DESTINATIONSSM variable annuity for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB and GMDB Base prior to attained age 80 is the greatest of:

  the contract value (account value),
  the greatest anniversary value before the exercise (annuitization) date, or purchase payments minus previous withdrawals, accumulated at 5% interest per year to the annuitization date.

        The DESTINATIONSSM product was discontinued in the first quarter of 2003; however, we continue to receive renewal premiums for this product.

        Our fixed and variable annuities generally have surrender charges that are a specified percentage of policy values or premiums which decline as the policy ages. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

Non-GAAP Financial Measures

        We quantify segment operating performance using non-GAAP financial measures titled operating income (loss) and net operating income (loss). Net operating income (loss) is calculated by adjusting net income (loss) to exclude net realized gains and losses on investments, after tax. Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). Operating income (loss) and net operating income (loss), or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance. Other non-GAAP financial measures used by management include Policyholder surrenders, withdrawals and death benefits (see “Claims Incurred and Other Benefits” section).

        The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating income (loss) and net operating income (loss) should not be viewed as substitutes for income from continuing operations before federal income taxes or net income (loss) determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. Also, the Company’s definitions of these non-GAAP financial measures may differ from those used by other companies

        We exclude net realized gains and losses on investments, after tax, from these non-GAAP financial measures because such items are often the result of specific events, and may or may not be at management’s discretion. We believe that analyzing data excluding these transactions helps depict trends in the underlying revenues and profitability drivers of our business.

        The following tables reconcile our reported net income (loss) to net operating income (loss) and net income (loss) to operating income (loss) for the first quarters of 2004 and 2003, respectively.

(in millions)	March 31,
	2004	2003

Net income (loss)	$(146.8)	$5.8
Less: Net realized investment gains, net of tax	2.8	2.1

Net operating income (loss)	$(149.6)	$3.7

Remove impact:
Amortization of intangibles	—	0.2
Cumulative effect of accounting change, net of tax	(157.9)	—

Operating income (loss)	$8.3	$3.9

RESULTS OF OPERATIONS

Net income (loss)

        During the first quarter of 2004, we had a net loss of approximately $146.8 million, compared to net income of approximately $5.8 million in the first quarter of 2003. Net income before the cumulative effect of accounting change, net of tax was approximately $11.1 million for the first quarter of 2004 compared to approximately $5.8 million for the first quarter of 2003. Revenues were approximately $47.2 million lower than in the first quarter of 2003, while benefits and expenses were approximately $55.1 million lower due to the significantly different structure of the Company following the Closing of the Reinsurance and Purchase agreements with Bank One. Operating income improved approximately $4.4 million during the quarter compared to the first quarter of 2003.

        The following table reflects the components of net income (loss) during the quarters ended March 31, 2004 and 2003, respectively.

(in millions)	March 31,
	2004	2003

Total revenue	$46.1	$93.3
Total benefits and expenses	(29.0)	(84.1)

Income before income tax expense	17.1	9.2
Income tax expense	(6.0)	(3.4)
Cumulative effect of accounting change, net of tax	(157.9)	—

Net income (loss)	$(146.8)	$5.8

REVENUE

Net Investment Income

        Pre-tax net investment income decreased approximately $49.2 million, or 87%, to approximately $7.2 million for the quarter ended March 31, 2004 from approximately $56.4 million for the quarter ended March 31, 2003. The decrease in investment income in 2004 was primarily due to the Coinsurance Agreement with Bank One, which resulted in the transfer of invested assets in the third quarter of 2003. Investment income also declined due to a lower yield in our investment portfolio.

Net Realized Investment Gains

        Net realized investment gains, before tax increased approximately $1.0 million, or 34%, to approximately $4.2 million for the quarter ended March 31, 2004 from approximately $3.2 million for the quarter ended March 31, 2003. Net realized investment gains as of March 31, 2004 were primarily due to sales of certain fixed maturity securities which were sold to fund settlement of the Bank One Purchase Agreement. The following table provides the breakdown by type of investment sold for net realized investment gains.

Net realized investment gains

(in millions)	March 31,
	2004	2003

Fixed maturity securities	$4.3	$5.6
Fixed maturity write-downs	--	(2.4)
Other losses, net	(0.1)	--

Net realized investment gains, before tax	$4.2	$3.2
Income tax expense	1.5	1.1

Net realized investment gains, net of tax	$2.7	$2.1

        Unrealized gains and losses on fixed maturity investments that are available-for-sale are not reflected in net income. Such changes in unrealized value are recorded as a component of accumulated other comprehensive income, net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, the security is written down to net realizable value, and the write-down adversely impacts net income.

Premium Income

        We discontinued all new sales of our products during 2003 and do not offer any products for new business but continue to receive premium income from renewal business. Total deposits received are not recorded as revenue within the consolidated statements of operations. Premiums decreased approximately $435,000 from the first quarter of 2003 to $0 during the first quarter of 2004 due to the Coinsurance Agreement with Bank One.

        Premium income was generated from both current and previous sales that are in-force during the reporting period and were reported as policy charges and life insurance premiums. Premium income was generated primarily based on charges against the in-force or surrendering contracts based on a fraction of the value of the contract.

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

Separate account fees and charges

(in millions)	Three months ended
	March 31,
	2004	2003

Separate account fees on non-BOLI variable life and
annuities—direct	$11.7	$19.7
BOLI cost of insurance charges and fees—direct	74.1	40.1
BOLI cost of insurance charges and fees—ceded	(70.2)	(37.9)
BOLI premium tax expense loads	0.9	0.4

Total	$16.5	$22.3

        Separate account fees and charges decreased approximately 26%, or $5.8 million, in the quarter ended March 31, 2004 compared to 2003. The decrease was primarily due to lower fees collected on new direct variable life and annuities in large part because we have ceased issuing new policies. The implementation of SOP 03-01 required that the Company reclassify approximately $0.2 million in separate account fees to income within the general accounts.

Broker-dealer Commission Revenue

        Broker-dealer commission revenue declined approximately $7.1 million to $0 for the period ended March 31, 2004. We no longer receive broker-dealer commission revenues as the subsidiaries that generated these revenues were sold in September 2003 in connection with the Purchase Agreement with Bank One.

Modified Coinsurance Income — Related Party

        Modified coinsurance income – related party was approximately $18.5 million for the period ended March 31, 2004. This income was primarily due to the increased value of the embedded derivative associated with the FNWL modified coinsurance agreement.

Other Income

        Other income decreased approximately $4.2 million for the first quarter of 2004 as compared to the first quarter of 2003. This decrease was primarily due to lower surrender charges during the period ended March 31, 2004 than the period ended March 31, 2003.

BENEFITS AND EXPENSES

Interest credited to policyholders

        Interest credited to policyholders decreased approximately $36.2 million, or 93%, in the first quarter of 2004 compared to 2003. Interest credited in the first quarter of 2004 decreased to $2.9 million primarily due to the Coinsurance Agreement with Bank One as the majority of interest credited was ceded to Bank One.

Claims Incurred and Other Benefits

        Claims incurred and other policyholder benefits decreased approximately $2.0 million, or 16%, to approximately $10.9 million in the first quarter of 2004, compared with 2003, primarily due to changes in reserves resulting from the Coinsurance Agreement with Bank One. Other policyholder benefits increased slightly during the first quarter of 2004, matching the slight increase in equity markets at March 31, 2004 from December 31, 2003.

        Commencing January 1, 2004, additional liabilities for future policy benefits related to GMDB and GRIB were recorded with the implementation of SOP 03-01 “Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts.” For the first quarter of 2004, we increased the liability for future policy benefits related to GMDB and GRIB benefits by $7.1 million.

         Premiums paid by and benefits paid to policyholders related to annuity and certain life insurance products are treated as investment contract deposits and payments, respectively, per GAAP. Benefits are treated as payments and decrease policyholders’ account balances. Changes in reserves primarily represent estimated future guaranteed policyholder benefits. Interest that accrues on annuity benefits and death benefits before pending claims are settled comprises the majority of the other policyholder benefits.

Policyholder surrenders, withdrawals and death benefits

(in millions)	For the period ended
	March 31,
	2004	2003

General account	$1.0	$82.1
Separate account	100.4	161.4

Total	$101.4	$243.5

        General account surrenders, withdrawals and death benefits decreased approximately $81.1 million during the first quarter of 2004, compared with 2003, due to ceding these benefits in accordance with the Coinsurance Agreement with Bank One. Surrenders, withdrawals and death benefits on separate account products decreased approximately $61.0 million, or 38%, during the first quarter of 2004, compared with 2003. The decrease reflects lower surrenders and withdrawals as equity markets were relatively unchanged at March 31, 2004 from December 31, 2003. The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other policyholder benefits, as reported in our Consolidated Statements of Operations:

Reconciliation of
Claims incurred and other policyholder benefits to
Policyholder surrenders, withdrawals and death benefits

(in millions)	For the three months
	ended March 31,
	2004	2003

Claims incurred and other policyholder benefits, per the Statements of
Operations	$10.9	$12.9
Reclass deposit-type surrenders, withdrawals and death benefits from
balance sheet	82.4	224.2
Less: (Increase) decrease in reserves	7.2	5.9
Less: Interest on benefits and other	0.9	0.5

Total policyholder surrenders, withdrawals and death benefits	$101.4	$243.5

 Taxes, Licenses and Fees

        Taxes, licenses and fees primarily reflect taxes assessed on premiums related to BOLI. Taxes, licenses and fees increased to approximately $1.8 million in the first quarter of 2004 compared to a credit of approximately $0.2 million for the first quarter of 2003. The increase was primarily due to a credit during the first quarter 2003 from premium tax overpayment in prior periods.

Commissions and Broker-Dealer Commissions

        Commissions decreased approximately $14.1 million, or 73%, to approximately $5.2 million during the period ended March 31, 2004, compared with approximately $19.2 million in the period ended March 31, 2003. The decrease was primarily due to the Sale and Coinsurance Agreements with Bank One in 2003. The Company no longer utilizes broker-dealers as those subsidiaries utilizing broker-dealers were sold in the Sale and Coinsurance Agreements with Bank One. Thus there were no broker-dealer commissions during the first quarter of 2004 as compared to approximately $7.1 million in broker-dealer commissions during the first quarter of 2003.

Operating Expenses

        Operating expenses decreased approximately $9.4 million, or 79%, to approximately $2.6 million during the quarter ended March 31, 2004, compared with approximately $12.0 million during the quarter ended March 31, 2003. The decrease was primarily attributed to lower salaries and benefits, overhead, and sales and distribution expenses due in large part to the businesses sold and transferred in the Purchase Agreement with Bank One in September 2003.

Deferral of Insurance Acquisition Costs

        As the Company has ceased selling new policies, there were not any affiliated insurance acquisition costs to be deferred during the first quarter of 2004. This compares to approximately $21.0 million in deferred insurance acquisition costs during the three months ended March 31, 2003.

Amortization of Insurance Acquisition Costs

        Amortization of insurance acquisition costs during the first quarter of 2004 decreased approximately $5.9 million, or 51%, to approximately $5.7 million from approximately $11.5 million during the first quarter of 2003 primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to Bank One in the third quarter of 2003. Appreciation of the stock market results in increases in separate account assets, which also increases asset-based separate account fees and future estimated gross profits (EGP) and slows amortization in the current period. Implementation of SOP 03-01 established different EGP’s than in the prior year. During the first quarter of 2004, approximately $1.7 million of insurance acquisition costs were amortized due to SOP 03-01.

Amortization of Value of Business Acquired

        There was no amortization of value of business acquired during the first quarter of 2004 since all value of business acquired had been written off in 2003 due to the transfer of the underlying acquired business to Bank One as part of the Purchase Agreement.

Amortization of Other Intangibles

        There was no amortization of other intangibles during the first quarter of 2004 as compared to approximately $0.2 million during the first quarter of 2003. Other intangible assets related to the purchase of PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc., (collectively “PMG”) were amortized on a straight-line basis through August 2003, until PMG was sold to Bank One as part of the Purchase Agreement.

Income Tax Expense

        Income tax expenses for the first quarter of 2004 increased by approximately $2.6 million, or 75%, compared with the first quarter of 2003, primarily due to higher pre-tax income. Pre-tax income was approximately $17.1 million compared to approximately $9.2 million for the first quarter of 2004 and 2003, respectively. The effective tax rate for the first quarter of 2004 was 35% as compared to 37% for the first quarter of 2003.

Cumulative Effect of Accounting Change, Net of Tax

        On January 1, 2004, the Company recorded a $(157.9) million cumulative effect adjustment to earnings equal to the revaluation of its GMDB and GRIB liabilities in accordance to SOP 03-01 (see “Accounting Pronouncement” in the

Notes to Consolidated Financial Statements). The cumulative adjustments to earnings were recorded net of deferred acquisition cost and income taxes. GMDB and GRIB reserve increased $6.4 million and we wrote down our DAC by $236.5 million to reflect the reduction of our future estimated gross profit as a result of implementing the new SOP.

ASSETS UNDER MANAGEMENT

The following table reflects our assets under management:

Assets under management

(in millions)	March 31,	December 31,
	2004	2003

General account	$742.6	$752.3
Separate account—BOLI	9,519.9	9,427.9
Separate account—DESTINATIONSSM	3,565.9	3,580.2
Separate account—Other	2,045.9	2,114.1

Total	$15,874.3	$15,874.5

        Total assets under management are affected by equity market and interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impact the level of assets under management from quarter to quarter. Total assets under management decreased approximately $0.2 million at March 31, 2004, compared with December 31, 2003. Due to SOP 03-01, general account assets increased approximately $64.4 million due to reclassification during the first quarter of 2004. There was a corresponding decrease in total separate accounts, with DESTINATIONSSM decreasing approximately $19.4 million, and other separate account assets decreasing approximately $45.0 million due to reclassification. Increased deposits in DESTINATIONSSM products partially offset the decrease from the SOP reclassification. Additionally, other separate account assets decreased approximately $23.7 million due to unfavorable market performance and redemptions in these other separate account funds. BOLI separate account assets increased approximately $92.0 million, largely attributable to increased deposits and favorable market performance in the BOLI funds.

Investments

        Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We adjust our investment portfolio depending on various factors, including:

  our evaluation of risk and return in various markets
  the interest rate environment
  liability durations, and
  changes in market and business conditions.

Invested Assets and Cash

(in millions)	March 31,		December 31,
	2004		2003

Cash and short-term investments	$65.2	8.8%	$62.5	8.3%
Fixed maturity securities:
Investment-grade:
NAIC(1) Class 1	479.1	64.5	504.7	67.1
NAIC(1) Class 2	114.5	15.4	110.6	14.7
Below investment-grade (NAIC classes 3 through 6):
Performing	11.6	1.6	2.4	0.3
Non-performing	—	—	1.3	0.2
Equity securities	4.5	0.6	2.8	0.4
Joint venture mortgage loans	7.4	1.0	7.4	1.0
Third-party mortgage loans	53.0	7.1	53.0	7.0
Other real estate-related investments	5.3	0.7	5.5	0.7
Other	2.0	0.3	2.1	0.3

Total	$742.6	100.0%	$752.3	100.0%

(1)	National Association of Insurance Commissioners (“NAIC”). — Class 1 = A– and above — Class 2 = BBB– through BBB+

Fixed Maturity Securities

        We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

        Fixed maturity securities decreased approximately $13.8 million, or 2% at March 31, 2004 from December 31, 2003, primarily due to sales of certain fixed maturity securities which were sold to fund the settlement of the Bank One Purchase Agreement. At March 31, 2004, investment-grade fixed maturity securities, cash and short-term investments accounted for approximately 89% of invested assets and cash, compared with 90% at December 31, 2003.

        At March 31, 2004, approximately 12% of investment-grade fixed maturity securities were residential mortgage-backed securities, down from approximately 14% at December 31, 2003. Approximately 8% of investment-grade fixed maturity securities were commercial mortgage-backed securities at March 31, 2004 compared with 9% at December 31, 2003. Approximately 15% of the investment-grade fixed maturity securities at March 31, 2004 consisted of asset-backed securities, compared with 14% at December 31, 2003. The majority of investments in asset-backed securities were backed by home equity loans, automobile loans, manufactured housing loans and credit card receivables.

Nonaccrual Loans

        Nonaccrual loans are real estate-related investments, or mortgage loans, for which the likelihood of collection of principal or interest is doubtful. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Troubled real estate-related investments consisted of loans on nonaccrual status primarily related to mortgage loans on properties located in Hawaii, totaling approximately $7.1 million before reserves and write-downs at both March 31, 2004 and December 31, 2003. There were no write-downs of nonaccrual loans during the first three months of 2004. Loans on nonaccrual status after reserves amounted to approximately $5.0 million at March 31, 2004 and December 31, 2003.

Derivative Instruments

        A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement with a notional value of $100.0 million which expires in November 2004 with Zurich Capital Markets, Inc., an affiliated counterparty. The interest swap is a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract are recorded to accumulated other comprehensive income (loss). The terms of the swap contract have been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the quarter ended March 31, 2004 or year ended December 31, 2003.

        At March 31, 2004 and December 31, 2003, the swap agreement had a negative market value of approximately $4.7 million and approximately $4.5 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying consolidated balance sheets. A single net payment is made by one counterparty at each due date. The Company paid approximately $1.2 million and approximately $4.6 million year to date through March 31, 2004, and December 31, 2003, respectively, as settlement for the difference between the fixed-rate and floating-rate interest.

        The Company entered into a Modified Coinsurance Agreement with FNWL in December 2003 which requires the separate recording of an embedded derivative in the financial statements. At March 31, 2004 and December 31, 2003, the Company had an embedded derivative of approximately $19.2 million and approximately $3.6 million included as a component of modified coinsurance receivable — related party in the accompanying consolidated balance sheet. The increase in the embedded derivative was due to market gains on the supporting assets during the first quarter of 2004.

Future Policy Benefits

        The following table provides a breakdown of our reserves for future policy benefits:

Future Policy Benefits

(in millions)	March 31,	December 31,
	2004	2003

General account annuities	$388.6	$326.9
Interest-sensitive life insurance and other	0.2	0.1
Ceded future policy benefits	4,005.5	3,992.7

Total	$4,394.3	$4,319.7

        Future policy benefits increased $74.6 million, or 2%, at March 31, 2004 from December 31, 2003. The increase in general account annuities was due to the increase in GMDB and GRIB liabilities of $7.1 million in accordance with SOP 03-01 and equity market improvements. The increase in ceded future policy benefits in the first quarter of 2004, compared with 2003, was primarily due to the transfer of reserves as part of the Coinsurance Agreement with Bank One.

Other Policyholder Benefits and Funds Payable

         Other policyholder benefits and funds payable decreased approximately $1.7 million, or 1%, to approximately $148.4 million at March 31, 2004 from approximately $150.1 million at December 31, 2003, primarily due to a decrease in unearned BOLI revenue of $1.6 million and a decrease in funds held for the accounts of others of approximately $0.1 million.

Stockholder’s Equity

        Stockholder’s equity totaled approximately $505.1 million at March 31, 2004 compared with approximately $638.3 million at December 31, 2003, a decrease of approximately $133.2 million. The decrease in stockholder’s equity in the first quarter of 2004 was primarily due to an increase of approximately $146.8 million in retained deficit due to the net loss, offset in part by an increase in accumulated other comprehensive income of approximately $13.6 million. The increase in retained deficit was mainly due to the adoption of SOP 03-01, which resulted in a $(157.9) million cumulative effect of accounting change, net of tax, and a $1.2 million offset related to the unrealized gains from our MVA products being reclassified from the separate account to the general account. The increase in accumulated other comprehensive income was primarily related to unrealized gains in the fixed maturity investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

        We carefully monitor cash and short-term investments to maintain adequate balances for timely payment of policyholder benefits, expenses, taxes and policyholders’ account balances. In addition, regulatory authorities establish minimum liquidity and capital standards. The major ongoing sources of liquidity are deposits for fixed annuities, premium income, investment income, separate account fees, other operating revenue and cash provided from maturing investments or investments sold from a large, publicly traded investment portfolio. For a complete discussion of the Company’s liquidity and capital resources, refer to the Company’s 2003 Annual Report on Form 10-K.

        Our total adjusted capital and surplus on a statutory accounting basis is compared with required capital under the National Association of Insurance Commissioners risk-based capital (“RBC”) approach. During the first three months of 2004, our RBC ratio was 353% compared to the year end RBC ratio of 337% at December 31, 2003. The RBC ratio remains above the level that would require regulatory action.

        Given the Company’s historic cash flow and current financial results, management of the Company believes that the cash flow from operating activities over the next year will provide sufficient liquidity for operations.

Ratings

        As of March 31, 2004, our A.M. Best rating was “A” (Excellent) and was under review. Subsequently, on May 4, 2004, the rating was downgraded to “A–” (Excellent), with a stable outlook. Our rating from Moody’s Investors Service (“Moody’s”) was “A3” (Good) at March 31, 2004. The Moody’s rating is on CreditWatch for a possible downgrade. Our Standard&Poor’s (“S&P”) rating at March 31, 2004 was “A–” (Strong) with a stable outlook.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

        For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

        The following discussion covers market risks associated with investment portfolios that support the Company’s general account liabilities. We do not address market risks associated with investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes any market risks. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2003 and March 31, 2004.

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

Market Risk

        Market risk represents the risk of loss that may occur due to potential changes in a financial instrument’s valuation of cash flows due to changes in interest rates, currency exchange rates, equity prices or commodity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. Our primary market risk exposures are to changes in interest rates and equity prices. There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Interest Rate Risk

        Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and carry significant interest-sensitive liabilities. There have been no material changes in interest rate risk that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Between mid-1998 and 2003, we issued DESTINATIONSSM, a registered individual and group variable, fixed and market value adjusted deferred annuity product. Two types of guaranties subject us to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the fund balance under contractually defined circumstances and terms. All contractholders received a GMDB and many purchased a GRIB. We charged a fee for the GRIB rider. GMDBs are payable upon death, while GRIBs may be payable on or after the seventh year anniversary of the contract if the contractholder elects to receive a defined stream of payments (“annuitize”).

        The GMDB and GRIB benefit is the greatest of:

  The contract value (account value);
  The greatest anniversary value before the exercise (annuitization date or date of death), reset up to age 80; or
  Purchase payments minus previous withdrawals, accumulated at 5.0% interest annually to age 80.

        At March 31, 2004 and December 31, 2003, the guaranteed value in excess of the contract values for GMDB benefits was approximately $510.1 million and $462.8 million, respectively; the comparable GRIB rider values were approximately $489.7 million and $442.8 million, respectively. The decrease in guaranteed value was primarily due to increases in the separate account contract values in relation to the guaranties.

        FAS 97 only allowed GRIB reserves for policyholders that were deemed to have elected annuitization because their contract values were substantially below the guaranteed values. GMDB reserves were held for all policies. Prior to implementation of SOP 03-01, no additional liabilities for future policy benefits related to the GMDB or GRIB were established. The combined GMDB and GRIB reserves at December 31, 2003 were approximately $46.6 million. Subsequent to SOP 03-01, the combined GMDB and GRIB reserves at March 31, 2004 were approximately $60.2 million.

        Management also estimates the impact to its expected future GMDB and GRIB payments in the event of extreme adverse market conditions. For example, in the event of an immediate decline of 10% in contractholders’ account values as of March 31, 2004 and December 31, 2003 due to equity market declines, the reserves for GMDB and GRIB would increase by $5.2 million and $0.4 million, respectively. At March 31, 2004, in the event of an immediate decline of 10% in contractholders’ account values due to equity market declines, the reserves for GMDB and GRIB would increase by approximately $24 million. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flows of equity market declines as a result of this guaranty. Our actual payment experience in the future may not be consistent with the assumptions used in our model.

        We also are exposed to equity risk in DAC, as equity portfolio valuation fluctuations impact DAC amortization, because projected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. At March 31, 2004 and December 31, 2003, in the event of a 10% decrease in the separate account assets, the DAC amortization would increase by approximately $6 million and approximately $970,000, respectively. The selection of a 10% immediate decline of separate account assets should not be construed as a prediction by management of future events, but only as illustration of the potential impact of such an event.

ITEM 4.  Controls and Procedures

        We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information, including information required to be included in our periodic SEC reports on a timely basis. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

        During the first quarter of 2004, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        There have been no significant changes in our internal controls, or in other factors affecting our internal controls, since March 31, 2004.

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

        (b)     REPORTS ON FORM 8-K.

                  None.

Kemper Investors Life Insurance Company
FORM 10-Q
For the fiscal period ended March 31, 2004

_________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company (Registrant)

Date:	May 14, 2004	By: /s/ Diane C. Davis

Diane C. Davis
Chief Executive Officer

Date:	May 14, 2004	By: /s/ Matthew W. Kindsvogel

Matthew W. Kindsvogel
Chief Financial Officer