Form 10-Q
period 2004-06-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2004-08-13
CIK 351754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

      As of July 31, 2004, there were outstanding 250,000 shares of common stock, $10.00 par value per share, of the registrant.

     Documents incorporated by reference: None.

KEMPER INVESTORS LIFE INSURANCE COMPANY

FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Balance Sheets -
June 30, 2004 and December 31, 2003	1

Consolidated Statements of Operations -
Three and six months ended June 30, 2004 and 2003	2

Consolidated Statements of Comprehensive Income (Loss) -
Six months ended June 30, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Six months ended June 30, 2004 and 2003	4

Notes to Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4. Controls and Procedures	27

PART II. OTHER INFORMATION

ITEM 1. Other Information	28

ITEM 6. Exhibits and Reports on Form 8-K	28

Signatures	29

PART 1. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Kemper Investors Life Insurance Company
Balance Sheets
(in thousands, except share data)

	June 30, 2004	December 31,
	(unaudited)	2003

Assets
Fixed maturity securities, available for sale, at fair value (amortized cost:
June 30, 2004, $639,612; December 31, 2003, $627,793)	$631,305	$619,055
Equity securities, at fair value (cost: June 30, 2004 $14,214; December
31, 2003, $2,458)	14,937	2,774
Short-term investments	85,090	34,181
Joint venture mortgage loans	7,417	7,417
Third-party mortgage loans	—	52,955
Other real estate-related investments	7,259	5,495
Policy loans	24,049	—
Other invested assets	1,931	2,117

Total investments	771,988	723,994
Cash and cash equivalents	54,410	28,331
Accrued investment income	7,466	10,475
Reinsurance recoverable	4,027,560	3,992,659
Deferred insurance acquisition costs	25,972	273,307
Deferred income taxes	178,422	203,383
Federal income tax receivable	43,865	33,067
Modified coinsurance receivable — related party	767,289	762,480
Other assets and receivables	89,703	71,131
Assets held in separate accounts	15,297,447	15,122,214

Total assets	$21,264,122	$21,221,041

Liabilities
Future policy benefits	$4,447,943	$4,319,667
Other policyholder benefits and funds payable	145,225	150,092
Payable to reinsurers	—	97,573
Modified coinsurance payable — related party	755,764	758,853
Deferred income tax liabilities	11,771	114,600
Other accounts payable and liabilities	130,024	19,748
Liabilities related to separate accounts	15,297,447	15,122,214

Total liabilities	20,788,174	20,582,747

Commitments and contingent liabilities
Stockholder’s equity
Capital stock-$10 par value, authorized 300,000 shares; issued and
outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	841,633	841,633
Accumulated other comprehensive (loss)	(10,048)	(12,283)
Retained deficit	(358,137)	(193,556)

Total stockholder’s equity	475,948	638,294

Total liabilities and stockholder’s equity	$21,264,122	$21,221,041

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue
Net investment income	$7,769	$54,624	$14,982	$111,065
Net realized investment gains	534	1,765	4,777	4,925
Premium income	—	119	—	554
Separate account fees and charges	15,617	25,597	32,097	47,869
Broker-dealer commission revenue	—	6,432	—	13,533
Modified coinsurance income (expense)—related party	(22,318)	—	(3,855)	—
Other income	776	4,274	450	8,167

Total revenue	2,378	92,811	48,451	186,113
Benefits and Expenses
Interest credited to policyholders	4,676	40,572	7,543	79,625
Claims incurred and other policyholder benefits	12,676	(4,814)	23,551	8,091
Taxes, licenses and fees	204	(3,668)	2,040	(3,860)
Commissions	5,403	10,813	10,588	30,056
Broker-dealer commission expense	—	6,504	—	13,422
Operating expenses	2,568	9,690	5,124	21,672
Deferral of insurance acquisition cost	—	(12,527)	—	(33,479)
Amortization of deferred insurance acquisition costs	4,169	19,081	9,825	30,594
Amortization of value of business acquired	—	(627)	—	2,822
Amortization of other intangible assets	—	189	—	379

Total benefits and expenses	29,696	65,213	58,671	149,322

Income (loss) before income tax expense	(27,318)	27,598	(10,220)	36,791
Income tax expense (benefit)
Current	182	26,487	(10,796)	15,716
Deferred	(9,732)	(16,829)	7,234	(2,639)

Total income tax expense (benefit)	(9,550)	9,658	(3,562)	13,077

Net income (loss) before cumulative effect of
accounting change, net of tax	(17,768)	17,940	(6,658)	23,714

Cumulative effect of accounting change, net of	—	—	(157,923)	—

Net income (loss)	$(17,768)	$17,940	$(164,581)	$23,714

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$(17,768)	$17,940	$(164,581)	$23,714

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) on securities:
Unrealized gains on derivatives	2,518	1,783	2,338	1,236
Unrealized holding gains (losses) on investments	(13,042)	73,769	(4,739)	104,592
Unrealized holding gains (losses) on separate
accounts investments, reclassified to the
general account assets per SOP 03-1	(2,050)	—	791	—
Reclassification adjustment for (gains) losses
included in net income	473	(1,490)	4,761	(6,612)

Net unrealized holding gains (losses) on securities	(12,101)	74,062	3,151	99,216

Reclassification adjustments for items included in net
income (loss):
Adjustment to value of business acquired	—	(1,380)	—	(1,673)
Adjustment for deferred insurance acquisition costs	—	(6,412)	(984)	(12,444)

Other comprehensive income (loss), before related
income tax expense (benefit)	(12,101)	66,270	2,167	85,099
Related income tax expense (benefit)	(718)	23,195	(68)	29,785

Other comprehensive income (loss), net of tax	(11,383)	43,075	2,235	55,314

Comprehensive income (loss)	$(29,151)	$61,015	$(162,346)	$79,028

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2004	2003

Cash flows from operating activities
Net (loss) income	$(164,581)	$23,714

Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Cumulative effect accounting change	157,923	—
Net realized investment gains	(4,777)	(4,925)
Interest credited and other charges	7,543	79,625
Amortization of deferred insurance acquisition costs and VOBA	9,825	33,416
Amortization of net discount/premium on investments	8,690	10,630
Capitalization of deferred policy acquisition costs and VOBA	—	(33,479)
Depreciation and other amortization	—	1,213
Deferred income tax expense	7,234	27,147
Cash provided by (used in) changes in operating assets and liabilities
Federal income taxes payable	(10,796)	12,984
Life insurance policy liabilities	(1,318)	1,327
Other policyholder funds	(8,209)	9,576
Other, net	6,130	(66,816)

Net cash provided by operating activities	7,664	94,412

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	—	208,749
Fixed maturity and equity securities available for sale	139,002	763,354
Mortgage loans, policy loans and other invested assets	123,520	38,185
Cost of investments purchased or loans originated:
Fixed maturity and equity securities	(167,854)	(1,127,975)
Mortgage loans, policy loans and other invested assets	(94,895)	(27,893)
Short-term investments, net	(51,149)	(46,866)
Net change in receivable and payable for securities transactions	47,582	(10,828)
Net change in other assets	(188)	(231)

Net cash used in investing activities	(3,982)	(203,505)

Cash flows from financing activities
Policyholder account balances:
Deposits	11,293	226,214
Withdrawals	(12,158)	(146,603)
Capital contribution	—	5,798
Cash overdrafts	23,262	194

Net cash provided by financing activities	22,397	85,603

Net increase (decrease) in cash	26,079	(23,490)

Cash, beginning of period	28,331	47,436

Cash, end of period	$54,410	$23,946

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Kemper Investors Life Insurance Company, (the “Company” or “KILICO”) is licensed in the District of Columbia and all states, except New York. Zurich Life Insurance Company of New York (“ZLICONY”), a wholly-owned subsidiary through September 3, 2003, is licensed to conduct business in the State of New York. The Company also owned PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc., collectively referred to as the PMG group of companies (“PMG”), Investors Brokerage Services, Inc., and Investors Brokerage Services Insurance Agency, Inc. through September 3, 2003. The Company is a wholly-owned subsidiary of Kemper Corporation (“Kemper”), a non-operating holding company. Kemper is an indirect wholly-owned subsidiary of Zurich Holding Company of America, Inc. (“ZHCA”), a holding company. ZHCA is an indirect wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS”), a Swiss holding company.

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. As used herein, the “Company,” “we,” “our” and similar terms include Kemper Investors Life Insurance Company and its wholly-owned subsidiaries through September 3, 2003, unless the context indicates otherwise. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the balance sheets, consolidated operating results, and consolidated cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries through September 3, 2003. Intercompany balances and transactions have been eliminated.

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

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), between ZHCA, Kemper, KILICO, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct, Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, conducts the day-to-day administration of FLA. BOIH further agreed to acquire control of all the KILICO Subsidiaries.

On September 3, 2003 the Company transferred most of the general account liabilities through a one hundred percent coinsurance arrangement, ceded 100% of all direct individual life insurance renewal premiums and ceded a majority of the separate account liabilities on a modified coinsurance basis to Bank One. Reinsured policies also included certain policies to be written by the Company through September 3, 2004. Ownership of the underlying separate account assets was not transferred to Bank One. The Company remains responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to Bank One and is not relieved of its obligations

In consideration of Bank One’s assumption of the General Account Liabilities, the Company transferred to Bank One the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets,” as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, Bank One established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by Bank One, adjusted on a quarterly basis. Bank One is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At June 30, 2004, the general account reserves were approximately $4.4 billion compared to approximately $4.3 billion at December 31, 2003. At June 30, 2004, the reinsurance recoverable from Bank One was approximately $3.5 billion compared to approximately $3.6 billion at December 31, 2003.

The Company also transferred to Bank One in consideration of Bank One’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the administerial actions required of the Company with respect to the Business Owned Life Insurance policies (the “BOLI Policies”) are performed by Bank One in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. The Company has also agreed that, for a period of three years following the Closing Date, it will not, except under limited circumstances, issue any new BOLI Policies going forward.

The “Ceding Commission”, discussed above, was $120 million, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from Bank One to the Company, but rather was withheld from the investment assets transferred from the Company to Bank One as part of the Transferred Coinsurance Assets. Both the Company and Bank One finalized their settlement in February 2004. The closing adjustment resulted in a $9.3 million decrease in payable to reinsurers on the balance sheet as of February 2004.

The Company previously assumed from Bank One $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors. This Funding Agreement has a variable rate of interest based upon LIBOR, is an obligation of the Company’s general account, is recorded as a future policy benefit, and will expire in November 2004. At June 30, 2004, the Funding Agreement balance was unchanged at $100.2 million from December 31, 2003.

        FNWL.     The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, Farmers New World Life Insurance Company (“FNWL”). FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”) and was valued at $12.5 million at June 30, 2004. The modified coinsurance receivable from FNWL was $767.3 million and $762.5 million at June 30, 2004 and December 31, 2003, respectively. The modified coinsurance payable from FNWL was $755.8 million and $758.9 million, at June 30, 2004 and December 31, 2003, respectively.

        FLA.     The Company’s ceded future policy benefits reflect coinsurance (indemnity reinsurance) transactions where the Company insured liabilities in 1991 and 1992 with FLA. The reinsurance recoverables were approximately $203.8 million and approximately $207.7 million at June 30, 2004 and December 31, 2003, respectively.

TRANSAMERICA RE. The net amount at risk of the guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”) on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of June 30, 2004 and December 31, 2003, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts with Transamerica Re amounted to approximately $58.4 million and approximately $26.3 million, respectively.

         ZICBB.     The Company is also a party to a reinsurance agreement with an affiliated company, Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, approximately 98% of the net amount at risk (death benefit payable to the insured less the insured’s separate account cash surrender value) related to separate account BOLI. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB. At June 30, 2004 and December 31, 2003, reinsurance recoverables totaling approximately $264.6 million and approximately $206.2 million, respectively, were secured by a trust agreement, which was supported by cash and invested assets with a fair value of approximately $285.5 million and $235.4 million at June 30, 2004 and December 31, 2003, respectively.

3. Adoption of New Accounting Standards

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP” or “SOP 03-1”). The SOP was adopted effective January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require the Company to:

–	Recognize expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

–	Report and measure assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

–	Report and measure the Company’s interest in its separate accounts as general account assets based on our proportionate beneficial interest in the separate account’s underlying assets; and

–	Capitalize sales inducements that meet specified criteria and amortize such amounts over the life of the contracts using the same methodology as used for amortizing deferred policy acquisition costs (“DAC”).

On January 1, 2004, the Company recorded a $157.9 million cumulative effect adjustment to earnings. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred acquisition costs and income taxes. At January 1, 2004, the date of initial application, the cumulative effect of the adoption of the SOP was comprised of the following individual impacts:

Cumulative Effect of Adoption
(in millions)

		Other
	Net Income	Comprehensive
	(Loss)	Net Loss

Establishing GMDB and GRIB
reserves for annuity contracts	$(6.4)
Amortization of insurance acquisition
costs (DAC)	(236.5)

Subtotal	(242.9)
Related income tax benefit	(85.0)

Total cumulative effect of adoption,
net of tax	$(157.9)	$(157.9)

Unrealized gains of certain separate
account assets reclassified to
general accounts, net of tax		$1.2

Total other comprehensive net loss		$(156.7)

GMDB and GRIB Reserves for Annuity Contracts. The Company sold variable annuity contracts with guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”) equal to the greater of (1) the account value; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The GMDB is payable upon death. For policies with GRIB, the guarantee applies to the funds available to purchase an annuity after seven years. The Company currently reinsures approximately 35% of the benefit guaranties associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-1, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of approximately $46.6 million. Subsequent to the adoption of the SOP, the Company recorded an additional liability for GMDB and GRIB benefits of approximately $6.4 million. For the six month period ended June 30, 2004, $15.0 million of additional future policyholder liabilities related to the GMDB and GRIB benefits were recorded. At June 30, 2004 the Company’s recorded liability for GMDB and GRIB benefits sold with variable annuity products was $72.3 million. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The models use 1,000 stochastic equity scenarios selected from the American Academy of Actuaries’ C3 Phase 2 Report. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. SOP 03-1 modified how liability reserves are calculated for the variable annuity contracts issued by the Company. Prior to SOP 03-1, a GMDB reserve was established for all contracts and a GRIB reserve was established only for contracts deemed to have annuitized. These reserves reflected the present value of future benefits with no offset against future revenues. Under SOP 03-1, a reserve is established for all contracts, resulting in additional recognition of future policy benefits. However, the reserve is reduced by a percentage of future revenues, resulting in a relatively small reserve increase at implementation.

Amortization of Deferred Insurance Acquisition Costs. The Company has deferred certain acquisition costs (“DAC”) in accordance with SFAS 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and amortizes those costs over the term of the policies. With the initial adoption of the SOP, $236.5 million of DAC was amortized to reflect the reduction in future estimated gross profits (EGPs) in the amount by which future revenues offset future benefits in the reserve calculation.

Gross Exposure or Net Amount at Risk
(in millions)

	June 30,	December 31,
	2004	2003

In the Event of Death:
Account Value	$3,830.6	$3,757.1
Net Amount at Risk	847.6	739.5
Average attained age of contractholders	61 years	61 years
At Annuitization:
Account Value	$3,597.9	$3,519.8
Net Amount at Risk	785.0	682.7
Average attained age of contractholders	61 years	61 years

At both December 31, 2003 and June 30, 2004, the Company held approximately $3.8 billion of variable annuities that contained GMDB and GRIB benefits. The Company’s total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB and GRIB commitments), related to these guaranteed death and annuitization benefits as of December 31, 2003 was approximately $739 million and was approximately $848 million at June 30, 2004. After reinsurance, the Company’s net exposure was approximately $463 million and approximately $545 million at December 31, 2003 and June 30, 2004, respectively.

Summary of Liabilities for Guarantees
(in millions)

	Liability for	Liability for
	GMDB	GRIB

Balance at January 1, 2004	$9.3	$87.7
Less reinsurance recoverables	6.3	37.7

Net balance at January 1, 2004	3.0	50.0

Incurred guaranteed benefits	4.4	17.8
Paid guaranteed benefits	(2.9)	—

Net change in guaranteed benefits	1.5	17.8

Net balance at June 30, 2004	4.5	67.8
Plus reinsurance recoverables	7.4	49.5

Balance at June 30, 2004	$11.9	$117.3

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

EITF 03-01

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 adopted a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2: Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost basis and its fair value.

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position (“SOP”) 03-03, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer.” EITF 03-01 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”); however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-01 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-01 were adopted by the Company effective December 31, 2003 and were included in Note 4 of Notes to Consolidated Financial Statements incorporated in the Company’s 2003 Form 10-K Annual Report.

The impairment evaluation and recognition guidance in EITF 03-01 should be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final version of EITF 03-01 included additional disclosure requirements of EITF 03-01 which are effective for fiscal years ending after June 15, 2004. The adoption of this standard did not have a material impact on the Company’s financial condition or consolidated results of operations.

4. Securities Lending

The Company has a security lending agreement with a lending agent. The agreement authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of the loaned securities.

The securities are marked-to-market on a daily basis, and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income investments with a maturity of less than one year. Income earned from the security lending arrangement is shared 25% and 75% between the agent and the Company, respectively. Income earned by the Company was approximately $6,000 in the second quarter of 2004 and was approximately $89,000 in the second quarter of 2003. For the first six months of 2004 and 2003, respectively, the Company earned approximately $17,000 and $199,000 from securities lending activity. The Company’s securities on loan at June 30, 2004 consisted of corporate bonds and a U.S. Treasury bond and had an estimated fair value of approximately $22.7 million. There were not any securities on loan at December 31, 2003.

5. Off-Balance Sheet Transactions

In 1994, the Company entered into a commitment to provide a financial guarantee in the form of an extended standby credit enhancement to a third party letter of credit supporting the purchase of bonds issued to finance the development of a certain retirement property in Texas. The amount of the secured guarantee was $25.0 million with an expiration date of March 22, 2004. On March 15, 2004, the agreement was extended to September 30, 2004 in exchange for a nominal fee.

The guarantee is expected to be retired without being funded; therefore, the contract amounts are not estimates of future cash flows. A fixed maturity security was pledged as collateral to secure the letter of credit. As of June 30, 2004, the carrying value of the pledged security was approximately $26.9 million

As part of the guarantee agreement, upon the expiration of the guarantee period and in the event the third party cannot find an alternate guarantor, the bond indebtedness will be accelerated to mature immediately and the Company will be directly and contingently liable to purchase the bonds from the issuer of the letter of credit. In connection with the acceleration of the contingent liability, the Company will have full recourse to a collateral pool and the real property. The fair value of the recourse collateral pool was approximately $18.0 million, which was based upon the fair market value at June 30, 2004. The estimated fair value of the real property was approximately $9.0 million, based upon the most recent independent appraisal at September 9, 2003.

In 1997, the Company entered into a separate agreement with a third party to guarantee certain indemnity obligations of an affiliated company, including environmental claims over a period of 20 years. The maximum liability exposure would not exceed $4 million. The Company is fully insured for losses and liabilities related to the potential environmental claims for a period of 10 years. Additionally, KFC Portfolio Corp, an affiliated company, has agreed to guarantee and indemnify the Company from all liabilities and costs incurred related to this transaction.

6. Derivatives

In April 2003, the FASB released Statement 133 (“SFAS 133”) Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company adopted DIG B36 on October 1, 2003.

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At June 30, 2004 and December 31, 2003, the Company had an embedded derivative valued at $12.5 million and $25.9 million, respectively, recorded in modified coinsurance receivable — related party with the corresponding income and expenses recorded in modified coinsurance income (expense) — related party during the respective reporting periods.

7. Operations by Business Segment

The Company has two primary operating segments, life insurance and annuities. In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses on investments after tax, from net income (loss). Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

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

	Business Segments
	(in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003

	Life	Annuity	Total	Life	Annuity	Total

Net income (loss)	$(16,385)	$(1,383)	$(17,768)	$4,869	$13,071	$17,940

Net realized investment gains (losses),
net of tax	(2,325)	2,674	349	146	1,001	1,147

Net operating income (loss)	$(14,060)	$(4,057)	$(18,117)	$4,723	$12,070	$16,793

Amortization of intangibles	—	—	—	—	189	189

Operating income (loss)	$(14,060)	$(4,057)	$(18,117)	$4,723	$12,259	$16,982

	Business Segments
	(in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003

	Life	Annuity	Total	Life	Annuity	Total

Net income (loss)	$(348)	$(164,233)	$(164,581)	$8,366	$15,348	$23,714

Net realized investment gains,
net of tax	—	3,105	3,105	401	2,800	3,201

Net operating income (loss)	$(348)	$(167,338)	$(167,686)	$7,965	$12,548	$20,513

Amortization of intangibles	—	—	—	—	379	379
Cumulative effect of accounting change, net
of tax	—	(157,923)	(157,923)	—	—	—

Operating income (loss)	$(348)	$(9,415)	$(9,763)	$7,965	$12,927	$20,892

Total assets	$10,772,320	$10,491,802	$21,264,122	$10,222,349	$9,358,729	$19,581,078

Total reserve for policyholder benefits in the
general account	$877,275	$3,570,668	$4,447,943	$846,272	$3,458,401	$4,304,673
Total separate account liabilities	9,713,060	5,584,387	15,297,447	9,194,118	5,010,595	14,204,713

Total reserve for policyholder benefits	$10,590,335	$9,155,055	$19,745,390	$10,040,390	$8,468,996	$18,509,386

8. Nonaccrual Loans

Nonaccrual loans are real estate-related investments, or mortgage loans, for which the likelihood of collection of principal or interest is doubtful. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Troubled real estate-related investments consisted of loans on nonaccrual status primarily related to mortgage loans on properties located in Hawaii, totaling approximately $7.0 million and $7.1 million before reserves and write-downs at June 30, 2004 and December 31, 2003, respectively. There were no reserves for loans on nonaccrual status at June 30, 2004, while $2.1 million was reserved at December 31, 2003.

9. Legal Proceedings

We have been named as a defendant in certain lawsuits incidental to our insurance business. Management believes that the resolution of these various lawsuits will not result in any material adverse effect on our consolidated financial position or results of operations.

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

        These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated as of May 29, 2003 (the “Purchase Agreement”), between ZHCA, Kemper, KILICO, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct, Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, conducts the day-to-day administration of FLA. BOIH further agreed to acquire control of all the KILICO Subsidiaries.

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

        While the majority of our business is coinsured, we retain the majority of our DESTINATIONSSM business. The DESTINATIONSSM product is a registered individual and group variable, fixed and market value adjusted deferred annuity product that offers approximately 40 variable subaccount investment options with various investment managers, ten guarantee periods, a fixed account option, dollar cost averaging, Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Retirement Income Benefit (“GRIB”) options. The GRIB was an optional benefit to the DESTINATIONSSM variable annuity for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB and GMDB Base prior to attained age 80 is the greatest of:

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

        The following tables reconcile our reported net income (loss) to net operating income (loss) and net income (loss) to operating income (loss) for the first three and six months of 2004 and 2003, respectively.

Reconciliation of Net Income (Loss) to Net Operating Income (Loss)
and Net Income ( Loss) to Operating Income(Loss)
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income (loss)	$(17.8)	$17.9	$(164.6)	$23.7
Less: Net realized investment gains,
net of tax	0.3	1.1	3.1	3.2

Net operating income (loss)	$(18.1)	$16.8	$(167.7)	$20.5

Remove impact:
Amortization of intangibles	—	0.2	—	0.4
Cumulative effect of accounting change, net
of tax	—	—	(157.9)	—

Operating income (loss)	$(18.1)	$17.0	$(9.8)	$20.9

RESULTS OF OPERATIONS

Net Income (Loss)

        During the second quarter of 2004, we had a net loss of approximately $17.8 million, compared to net income of approximately $17.9 million in the second quarter of 2003. Revenues were approximately $90.4 million lower than in the second quarter of 2003, while benefits and expenses were approximately $35.5 million lower due to the significantly different structure of the Company following the Closing of the Reinsurance and Purchase agreements with Bank One. Operating income decreased approximately $35.1 million for the quarter compared to the second quarter of 2003.

        During the first six months of 2004, we had a net loss of approximately $164.6 million, compared to net income of approximately $23.7 million in the first six months of 2003. Net loss before the cumulative effect of accounting change, net of tax was approximately $6.7 million for the first six months of 2004 compared to net income before cumulative effect of accounting change of approximately $23.7 million for the first six months of 2003. Revenues were approximately $137.7 million lower than in the first six months of 2003, while benefits and expenses were approximately $90.7 million lower due to the significantly different structure of the Company following the Closing of the Reinsurance and Purchase agreements with Bank One. Operating income decreased approximately $30.7 million during the first six months of 2004 compared to 2003.

        The following table reflects the components of net income (loss) during the three and six months ended June 30, 2004 and 2003, respectively.

Components of Net Income
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Total revenue	$2.4	$92.8	$48.5	$186.1
Total benefits and expenses	(29.7)	(65.2)	(58.7)	(149.3)

Income before income tax expense	(27.3)	27.6	(10.2)	36.8
Income tax benefit (expense)	9.5	(9.7)	3.5	(13.1)
Cumulative effect of accounting change, net of tax	—	—	(157.9)	—

Net income (loss)	$(17.8)	$17.9	$(164.6)	$23.7

REVENUE

Net Investment Income

        Net investment income decreased approximately $46.9 million, or 86%, to approximately $7.8 million for the quarter ended June 30, 2004 from approximately $54.6 million for the quarter ended June 30, 2003. For the first six months of 2004, net investment income decreased approximately $96.1 million or 87%, to approximately $15.0 million for the first six months of 2004 from approximately $111.1 million for the six months ended June 30, 2003. The decrease in investment income in the second quarter and first six months of 2004 compared to 2003 was primarily due to the Coinsurance Agreement with Bank One, which resulted in the transfer of invested assets in the third quarter of 2003. Investment income also declined due to lower yields on our investment portfolio than in the prior year.

Net Realized Investment Gains

        Net realized investment gains, before tax decreased approximately $1.2 million, or 70%, to approximately $0.5 million for the quarter ended June 30, 2004 from approximately $1.7 million for the quarter ended June 30, 2003. Net realized investment gains, before tax decreased approximately $0.1 million, or 3%, to approximately $4.8 million for the first six months of 2004 from approximately $4.9 million for the first six months of 2003. Net realized investment gains for the first six months of 2004 were primarily due to sales of certain fixed maturity securities during the first quarter of 2004 which were sold to fund settlement of the Bank One Purchase Agreement. The following table provides the breakdown by type of investment sold for net realized investment gains.

Net realized investment gains
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Fixed maturity securities	$(0.1)	$1.8	$4.2	$7.4
Fixed maturity write-downs	(1.5)	—	(1.5)	(2.4)
Other gains (losses), net	2.1	(0.1)	2.1	(0.1)

Net realized investment gains, before tax	$0.5	$1.7	$4.8	$4.9
Income tax expense	0.2	0.6	1.7	1.7

Net realized investment gains, net of tax	$0.3	$1.1	$3.1	$3.2

        Unrealized gains and losses on fixed maturity investments that are available-for-sale are not reflected in net income. Such changes in unrealized value are recorded as a component of accumulated other comprehensive income (loss), net of any applicable income taxes. If, and to the extent, a fixed maturity investment suffers an other-than-temporary decline in value, the security is written down to net realizable value, and the write-down adversely impacts net income (loss).

Premium Income

        We discontinued all new sales of our products during 2003 and do not offer any products for new business but continue to receive premium income from renewal business. Total deposits received are not recorded as revenue within the consolidated statements of operations. Premiums decreased approximately $554,000 from the first six months of 2003 and decreased approximately $119,000 from the second quarter of 2003 to $0 for the second quarter and first six months of 2004 due to the Coinsurance Agreement with Bank One.

        Premium income was generated from previous sales that were in-force during the reporting period and were reported as policy charges and life insurance premiums. Premium income was generated primarily based on charges against the in-force or surrendering contracts based on a percentage of the value of the contract.

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

        The following table shows the breakdown of separate account fees and charges for the current quarter and year to date compared to the same periods of the prior year.

Separate account fees and charges
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Separate account fees on non-BOLI variable life and
annuities--direct	$17.9	$20.5	$29.6	$40.2
BOLI cost of insurance charges and fees--direct	71.5	43.2	145.6	83.3
BOLI cost of insurance charges and fees--ceded	(74.2)	(40.6)	(144.4)	(78.5)
BOLI premium tax expense loads	0.4	2.5	1.3	2.9

Total	$15.6	$25.6	$32.1	$47.9

        Separate account fees and charges decreased approximately $10.0 million, or 39%, in the quarter ended June 30, 2004 compared to 2003. For the first six months of 2004, separate account fees and charges decreased approximately $15.8 million, or 33%, compared to the first six months of 2003. The decrease in separate account fees and charges compared to the prior year was largely due to greater amounts ceded per reinsurance agreements for BOLI and non-BOLI products.

Broker-dealer Commission Revenue

        Broker-dealer commission revenue declined approximately $6.4 million and $13.5 million to $0 for the quarter and first six months ended June 30, 2004 compared to 2003. We no longer receive broker-dealer commission revenues as the subsidiaries that generated these revenues were sold in September 2003 in connection with the Purchase Agreement with Bank One.

Modified Coinsurance Income (Expense) — Related Party

        Modified coinsurance expense – related party was approximately $22.3 million and $3.9 million for the three and six month periods ended June 30, 2004. This expense was primarily due to the decreased value of the embedded derivative associated with the FNWL modified coinsurance agreement due to market fluctuation.

Other Income

        Other income decreased approximately $3.5 million, or 82%, for the second quarter of 2004 as compared to the second quarter of 2003, and declined approximately $7.7 million, or 94% for the first six months of 2004 as compared to 2003. The decreases were primarily due to lower surrender charges during the periods ended June 30, 2004 than the periods ended June 30, 2003.

BENEFITS AND EXPENSES

Interest Credited to Policyholders

        Interest credited to policyholders decreased approximately $35.9 million, or 88%, in the second quarter of 2004 compared to 2003. During the first six months of 2004, interest credited to policyholders decreased approximately $72.1 million, or 91%, compared to the first six months of 2003. Interest credited in the second quarter and first six months of 2004 decreased to $4.7 million and $7.5 million, respectively, primarily due to the Coinsurance Agreement with Bank One as the majority of interest credited was ceded to Bank One.

Claims Incurred and Other Benefits

        Claims incurred and other policyholder benefits increased approximately $17.5 million to approximately $12.7 million in the second quarter of 2004, compared with 2003, primarily due to implementation of SOP 03-1 increasing reserves. For the first six months of 2004, claims incurred and other policyholder benefits increased approximately $15.5 million, or 191%, to approximately $23.6 million, compared with 2003, also due to changes in reserves resulting from implementation of SOP 03-1. Other policyholder benefits increased slightly during the second quarter and first six months of 2004, matching the slight increase in equity markets at June 30, 2004 from December 31, 2003.

        Commencing January 1, 2004, additional liabilities for future policy benefits related to GMDB and GRIB were recorded with the implementation of SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts.” For the second quarter and first six months of 2004, we increased the liability for future policy benefits related to GMDB and GRIB benefits by $7.9 million and $15.0 million, respectively.

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

Policyholder surrenders, withdrawals and death benefits
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

General account	$5.9	$80.9	$6.9	$163.0
Separate account	117.8	133.2	218.2	294.6

Total	$123.7	$214.1	$225.1	$457.6

        General account surrenders, withdrawals and death benefits decreased approximately $75.0 million and $156.1 million during the second quarter and first six months of 2004, compared with 2003, respectively, due to the ceding of these benefits in accordance with the Coinsurance Agreement with Bank One. Surrenders, withdrawals and death benefits on separate account products decreased approximately $15.4 million, or 12%, during the second quarter of 2004, compared with 2003. During the first six months of 2004, surrenders, withdrawals and death benefits on separate account products decreased approximately $76.4 million, or 26%, compared to 2003. The decreases in separate account surrenders, withdrawals and death benefits reflect lower surrenders and withdrawals as equity markets improved approximately 3% between December 31, 2003 and June 30, 2004.

        The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other policyholder benefits, as reported in our Consolidated Statements of Operations:

Reconciliation of
Claims incurred and other policyholder benefits to
Policyholder surrenders, withdrawals and death benefits
(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Claims incurred and other policyholder benefits, per the Consolidated
Statements of Operations	$12.7	$(4.8)	$23.6	$8.1

Reclass deposit-type surrenders, withdrawals and death benefits from
balance sheet	99.6	209.2	182.0	446.2

Decrease in reserves	12.2	10.3	19.4	4.4

Interest on benefits and other	(0.8)	(0.6)	0.1	(1.1)

Total policyholder surrenders, withdrawals and death benefits	$123.7	$214.1	$225.1	$457.6

 Taxes, Licenses and Fees

        Taxes, licenses and fees primarily reflect taxes assessed on premiums related to BOLI. Taxes, licenses and fees activity was approximately $0.2 million in the second quarter of 2004 compared to second quarter 2003 activity which consisted of approximately $3.7 million in credits. During the first six months of 2004, taxes, licenses and fees activity was $2.0 million, compared to credits of $3.9 million for the first six months of 2003. The increase was primarily due to tax expenses during the second quarter and first six months of 2004, compared to tax credits in 2003 resulting from premium tax overpayments.

Commissions and Broker-Dealer Commissions

        Commissions decreased approximately $5.4 million, or 50%, to approximately $5.4 million during the quarter ended June 30, 2004, compared with approximately $10.8 million in the quarter ended June 30, 2003. For the first six months of 2004, commissions decreased approximately $19.5 million, or 65%, to approximately $10.6 million, compared with approximately $30.1 million for 2003. The decreases were primarily due to the Sale and Coinsurance Agreements with Bank One in 2003.

        The Company’s broker-dealer subsidiaries were sold to Bank One in September 2003. Thus there were no broker-dealer commissions during the second quarter or first six months of 2004 as compared to approximately $6.5 million and $13.4 million in broker-dealer commissions during the second quarter and first six months of 2003, respectively.

Operating Expenses

        Operating expenses decreased approximately $7.1 million, or 73%, to approximately $2.6 million during the quarter ended June 30, 2004, compared with approximately $9.7 million during the quarter ended June 30, 2003. Operating expenses decreased approximately $16.5 million, or 76%, to approximately $5.1 million during the first six months of 2004, compared with approximately $21.7 million during the first six months of 2003. The decreases were primarily attributed to lower salaries and benefits, overhead, and sales and distribution expenses due in large part to the businesses sold and transferred in the Purchase Agreement with Bank One in September 2003.

Deferral of Insurance Acquisition Costs

        As the Company has ceased selling new policies, there were not any affiliated insurance acquisition costs to be deferred during the second quarter or first six months of 2004. This compares to approximately $12.5 million and $33.5 million in deferred insurance acquisition costs during the second quarter and first six months of 2003, respectively.

Amortization of Deferred Insurance Acquisition Costs

        Amortization of deferred insurance acquisition costs during the second quarter of 2004 decreased approximately $14.9 million, or 78%, to approximately $4.2 million from approximately $19.1 million during the second quarter of 2003. Amortization of insurance acquisition costs during the first six months of 2004 decreased approximately $20.8 million, or 68%, to approximately $9.8 million from approximately $30.6 million during the first six month of 2003. The decreases were primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to Bank One in the third quarter of 2003.

Amortization of Value of Business Acquired

        There was no amortization of value of business acquired during the second quarter or first six months of 2004 since all value of business acquired had been written off in 2003 due to the transfer of the underlying acquired business to Bank One as part of the Purchase Agreement.

Amortization of Other Intangibles

        There was no amortization of other intangibles during the second quarter or first six months of 2004 as compared to approximately $0.2 million and $0.4 million during the second quarter and first six months of 2003. Other intangible assets related to the purchase of PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc., (collectively “PMG”) were amortized on a straight-line basis through August 2003, until PMG was sold to Bank One as part of the Purchase Agreement.

Income Tax Expense (Benefit)

        Income tax expenses for the second quarter of 2004 decreased by approximately $19.2 million compared with the second quarter of 2003, primarily due to a pre-tax loss in 2004 compared to pre-tax income for the second quarter of 2003. Income tax expenses for the first six months of 2004 decreased by approximately $16.6 million compared with the first six months of 2003, primarily due to a pre-tax loss in 2004 compared to pre-tax income for the first six months of 2003. Pre-tax losses were approximately $27.3 million and $10.2 million compared to pre-tax income of approximately $27.6 million and $36.8 million for the second quarter and first six months of 2004 and 2003, respectively. The effective tax rate for the second quarter and first six months of 2004 was 35% as compared to 35% for the second quarter of 2003 and 36% for the first six months of 2003

Cumulative Effect of Accounting Change, Net of Tax

        On January 1, 2004, the Company recorded a $(157.9) million cumulative effect adjustment to earnings equal to the revaluation of its GMDB and GRIB liabilities in accordance to SOP 03-1 (see “Accounting Pronouncement” in the Notes to Consolidated Financial Statements). The cumulative adjustments to earnings were recorded net of deferred acquisition cost and income taxes. GMDB and GRIB reserve increased $6.4 million and we wrote down our deferred acquisition costs by $236.5 million to reflect the reduction of our future estimated gross profit as a result of implementing SOP 03-1.

ASSETS UNDER MANAGEMENT

The following table reflects our assets under management:

Assets under management
(in millions)

	June 30,	December 31,
	2004	2003

General account	$826.4	$752.3
Separate account—BOLI	9,582.5	9,427.9
Separate account—DESTINATIONSSM	3,650.9	3,580.2
Separate account—Other	2,064.0	2,114.1

Total	$16,123.8	$15,874.5

        Total assets under management are affected by equity market and interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impact the level of assets under management from quarter to quarter. Total assets under management increased approximately $249.3 million, or 2%, at June 30, 2004 to $16.1 billion, compared with $15.9 billion December 31, 2003. Due to SOP 03-1, general account assets increased approximately $61.0 million due to reclassification during the first six months of 2004. There was a corresponding decrease in total separate accounts, with DESTINATIONSSM decreasing approximately $19.0 million, and other separate account assets decreasing approximately $42.0 million due to reclassification. DESTINATIONS SM products separate account assets increased by $89.7 million due to deposits and favorable market performance which offset the $19.0 million SOP 03-1 reclassification for a net increase of $70.7 million. Other separate account assets decreased approximately $8.1 million due to redemptions in addition to the $42 million SOP 03-1 reclassification for a net decrease of $50.1 million. BOLI separate account assets increased approximately $154.6 million, largely attributable to increased deposits and favorable market performance in the BOLI funds.

Investments

        Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We adjust our investment portfolio depending on various factors, including:

  our evaluation of risk and return in various markets
  the interest rate environment
  liability durations, and
  changes in market and business conditions.

Invested Assets and Cash
(in millions)

	June 30,		December 31,
	2004		2003

Cash and short-term investments	$139.5	16.8%	$62.5	8.3%
Fixed maturity securities:
Investment-grade:
NAIC(1) Class 1	514.1	62.2	504.7	67.1
NAIC(1)Class 2	100.2	12.1	110.6	14.7
Below investment-grade (NAIC classes 3 through 6):
Performing	17.0	2.1	2.4	0.3
Non-performing	—	—	1.3	0.2
Equity securities	14.9	1.8	2.8	0.4
Joint venture mortgage loans	7.4	0.9	7.4	1.0
Third-party mortgage loans	—	—	53.0	7.0
Other real estate-related investments	7.3	0.9	5.5	0.7
Other	26.0	3.2	2.1	0.3

Total	$826.4	100.0%	$752.3	100.0%

(1)	National Association of Insurance Commissioners ("NAIC").
— Class 1 = A- and above
— Class 2 = BBB- through BBB+

Fixed Maturity Securities

        We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

        Fixed maturity securities increased approximately $12.3 million, or 2% at June 30, 2004 from December 31, 2003, primarily due to increased reinvestment in the portfolio. At June 30, 2004, investment-grade fixed maturity securities, cash and short-term investments accounted for approximately 91% of invested assets and cash, compared with 90% at December 31, 2003.

        At June 30, 2004 and December 31, 2003, approximately 14% of investment-grade fixed maturity securities were residential mortgage-backed securities. Approximately 6% of investment-grade fixed maturity securities were commercial mortgage-backed securities at June 30, 2004 compared with 9% at December 31, 2003. Approximately 19% of the investment-grade fixed maturity securities at June 30, 2004 consisted of asset-backed securities, compared with 14% at December 31, 2003. The majority of investments in asset-backed securities were backed by home equity loans, automobile loans, manufactured housing loans and credit card receivables.

Mortgage Loans

        A third-party mortgage loan for commercial real estate, originally acquired in 1998, with a principal outstanding of approximately $55.0 million, was fully paid off on June 24, 2004. Proceeds of approximately $55.2 million were received and reinvested in fixed maturity securities.

Nonaccrual Loans

        Nonaccrual loans are real estate-related investments, or mortgage loans, for which the likelihood of collection of principal or interest is doubtful. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Troubled real estate-related investments consisted of loans on nonaccrual status primarily related to mortgage loans on properties located in Hawaii, totaling approximately $7.0 million and $7.1 million before reserves and write-downs at June 30, 2004 and December 31, 2003, respectively. There were no reserves for loans on nonaccrual status at June 30, 2004, while $2.1 million was reserved at December 31, 2003.

Derivative Instruments

        A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement with a notional value of $100.0 million which expires in November 2004 with Zurich Capital Markets, Inc., an affiliated counterparty. The interest swap is a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract are recorded to accumulated other comprehensive income (loss). The terms of the swap contract have been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the quarter ended June 30, 2004 or year ended December 31, 2003.

        At June 30, 2004 and December 31, 2003, the swap agreement had a negative market value of approximately $2.2 million and approximately $4.5 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying balance sheets. A single net payment is made by one counterparty at each due date. The Company paid approximately $2.3 million and approximately $4.6 million year to date through June 30, 2004, and December 31, 2003, respectively, as settlement for the difference between the fixed-rate and floating-rate interest.

        The Company entered into a Modified Coinsurance Agreement with FNWL in December 2003 which requires the separate recording of an embedded derivative in the financial statements. At June 30, 2004 and December 31, 2003, the Company had an embedded derivative of approximately $12.5 million and approximately $25.9 million included as a component of modified coinsurance receivable — related party in the accompanying balance sheet. The decrease in the embedded derivative was due to market losses on the supporting assets during the second quarter of 2004.

Future Policy Benefits

        The following table provides a breakdown of our reserves for future policy benefits:

Future Policy Benefits
(in millions)

	June 30,	December 31,
	2004	2003

General account annuities	$396.1	$326.9

Interest-sensitive life insurance and other	24.2	0.1

Ceded future policy benefits	4,027.6	3,992.7

Total	$4,447.9	$4,319.7

        Future policy benefits increased $128.2 million, or 3%, at June 30, 2004 from December 31, 2003. The increase in future policy benefits was primarily due to implementation of SOP 03-1, requiring an additional $111.8 million in reserves at June 30, 2004.

Other Policyholder Benefits and Funds Payable

         Other policyholder benefits and funds payable decreased approximately $4.9 million, or 3%, to approximately $145.2 million at June 30, 2004 from approximately $150.1 million at December 31, 2003, primarily due to a decrease in unearned BOLI revenue of $4.7 million and a decrease in funds held for the accounts of others of approximately $0.1 million.

Stockholder’s Equity

        Stockholder’s equity totaled approximately $475.9 million at June 30, 2004 compared with approximately $638.3 million at December 31, 2003, a decrease of approximately $162.4 million. The decrease in stockholder’s equity in the first six months of 2004 was primarily due to an increase of approximately $164.6 million in retained deficit due to the net loss, offset in part by an increase in accumulated other comprehensive income of approximately $2.2 million. The increase in retained deficit was mainly due to the adoption of SOP 03-1, which resulted in a $(157.9) million cumulative effect of accounting change, net of tax, and a ($9.7) million impact due to increased reserves. The increase in accumulated other comprehensive income was primarily related to unrealized gains in the fixed maturity investment portfolio. The increase in other comprehensive income was offset by $0.5 million due to the unrealized gains from our MVA products being reclassified from the separate account to the general account.

Segments

        The Company has two primary operating segments, life insurance and annuities. Premiums received from the sale of annuity products and the majority of our life insurance products are treated as deposit-type funds and are not recorded as revenue within the consolidated statements of operations. However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities from which we earn investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. We received cost of insurance charges and other separate account fees as revenues from this business. In addition, we received premium tax and DAC tax expense loads from certain policyholders.

        In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses on investments after tax, from net income (loss). Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

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

	Business Segments
	(in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003

	Life	Annuity	Total	Life	Annuity	Total

Net income (loss)	$(16,385)	$(1,383)	$(17,768)	$4,869	$13,071	$17,940

Net realized investment gains (losses),
net of tax	(2,325)	2,674	349	146	1,001	1,147

Net operating income (loss)	$(14,060)	$(4,057)	$(18,117)	$4,723	$12,070	$16,793

Amortization of intangibles	—	—	—	—	189	189

Operating income (loss)	$(14,060)	$(4,057)	$(18,117)	$4,723	$12,259	$16,982

	Business Segments
	(in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003

	Life	Annuity	Total	Life	Annuity	Total

Net income (loss)	$(348)	$(164,233)	$(164,581)	$8,366	$15,348	$23,714

Net realized investment gains,
net of tax	—	3,105	3,105	401	2,800	3,201

Net operating income (loss)	$(348)	$(167,338)	$(167,686)	$7,965	$12,548	$20,513

Amortization of intangibles	—	—	—	—	379	379
Cumulative effect of accounting change, net
of tax	—	(157,923)	(157,923)	—	—	—

Operating income (loss)	$(348)	$(9,415)	$(9,763)	$7,965	$12,927	$20,892

Total assets	$10,772,320	$10,491,802	$21,264,122	$10,222,349	$9,358,729	$19,581,078

Total reserve for policyholder benefits in the
general account	$877,275	$3,570,668	$4,447,943	$846,272	$3,458,401	$4,304,673
Total separate account liabilities	9,713,060	5,584,387	15,297,447	9,194,118	5,010,595	14,204,713

Total reserve for policyholder benefits	$10,590,335	$9,155,055	$19,745,390	$10,040,390	$8,468,996	$18,509,386

        Net operating income (loss) in the life segment decreased $18.8 million to $(14.1) million in the second quarter of 2004 compared to $4.7 million net operating income in the second quarter 2003. Net operating income (loss) in the life segment decreased $8.3 million to $(0.3) million in the first six months of 2004 compared to $8.0 million net operating income in the fist six months 2003. These decreases were largely due to the coinsurance agreement with Bank One.

        Net operating income (loss) in the annuity segment decreased $16.1 million to $(4.1) million in the second quarter of 2004 compared to $12.1 million net operating income in the second quarter of 2003. Net operating income (loss) in the annuity segment decreased $179.9 million to $(167.3) million in the first six months of 2004 compared to $12.5 million net operating income in the first six months of 2003. These decreases were primarily due to the coinsurance agreement with Bank One and from the adoption of SOP 03-1.

        Operating income (loss) in the life segment decreased $18.8 million to $(14.1) million in the second quarter of 2004 compared to $4.7 million operating income in the second quarter 2003. Operating income (loss) in the life segment decreased $8.3 million to $(0.3) million in the first six months of 2004 compared to $8.0 million operating income in the fist six months 2003. These decreases were largely due to the coinsurance agreement with Bank One.

        Operating income (loss) in the annuity segment decreased $16.3 million to $(4.1) million in the second quarter of 2004 compared to $12.3 million operating income in the second quarter of 2003. Operating income (loss) in the annuity segment decreased $22.3 million to $(9.4) million in the first six months of 2004 compared to $12.9 million operating income in the first six months of 2003. These decreases were primarily due to the coinsurance agreement with Bank One and the implementation of SOP 03-1.

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

        Our total adjusted capital and surplus on a statutory accounting basis is compared with required capital under the National Association of Insurance Commissioners risk-based capital (“RBC”) approach. Our RBC ratio remains above the level that would require regulatory action.

        Given the Company’s historic cash flow and current financial results, management of the Company believes that the cash flow from operating activities over the next year will provide sufficient liquidity for operations.

Ratings

        As of June 30, 2004, our A.M. Best rating was “A-” (Excellent), with a stable outlook, and our rating from Moody’s Investors Service (“Moody’s”) was “A3” (Good), with a stable outlook. Our Standard & Poor’s (“S&P”) rating at June 30, 2004 was “A-” (Strong) with a stable outlook.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

        For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

        The following discussion covers market risks associated with investment portfolios that support the Company’s general account liabilities. We do not address market risks associated with investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes any market risks. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2003 and June 30, 2004.

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

        Between mid-1998 and 2003, we issued DESTINATIONSSM, a registered individual and group variable, fixed and market value adjusted deferred annuity product. Two types of guarantees subject us to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the fund balance under contractually defined circumstances and terms. All contractholders received a GMDB and many purchased a GRIB. We charged a fee for the GRIB rider. GMDBs are payable upon death, while GRIBs may be payable on or after the seventh year anniversary of the contract if the contractholder elects to receive a defined stream of payments (“annuitize”).

        The GMDB and GRIB benefit is the greatest of:

  The contract value (account value);
  The greatest anniversary value before the exercise (annuitization date or date of death), reset up to age 80; or
  Purchase payments minus previous withdrawals, accumulated at 5.0% interest annually to age 80.

        At June 30, 2004 and December 31, 2003, the guaranteed value in excess of the contract values for GMDB benefits was approximately $545.1 million and $462.8 million, respectively; the comparable GRIB rider values were approximately $522.8 million and $442.8 million, respectively. The decrease in guaranteed value was primarily due to increases in the separate account contract values in relation to the guarantees.

        FAS 97 only allowed GRIB reserves for policyholders that were deemed to have elected annuitization because their contract values were substantially below the guaranteed values. GMDB reserves were held for all policies. Prior to implementation of SOP 03-1, no additional liabilities for future policy benefits related to the GMDB or GRIB were established. The combined GMDB and GRIB reserves at December 31, 2003 were $46.6 million. Subsequent to SOP 03-1, the combined GMDB and GRIB reserves at June 30, 2004 were $72.3 million.

        Management also estimates the impact to its expected future GMDB and GRIB payments in the event of extreme adverse market conditions. For example, in the event of an immediate decline of 10% in contractholders’ account values as December 31, 2003 due to equity market declines, the gross reserves for GMDB and GRIB would have increased by $6.7 million and $0.8 million, respectively. At June 30, 2004, in the event of an immediate decline of 10% in contractholders’ account values due to equity market declines, the reserves for GMDB and GRIB would increase by approximately $8.9 million and $33.4 million, respectively. The change between December 31, 2003 and June 30, 2004 in the impact of a 10% equity market decline on the GRIB and GMDB reserves was primarily due to implementation of SOP 03-1. SOP 03-1 resulted in an increase in GRIB and GMDB liabilities thereby impacting the GRIB and GMDB reserves. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flows of equity market declines as a result of this guarantee. Our actual payment experience in the future may not be consistent with the assumptions used in our model.

        We also are exposed to equity risk in DAC, as equity portfolio valuation fluctuations impact DAC amortization, because projected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. At June 30, 2004 and December 31, 2003, in the event of a 10% decrease in the separate account assets, the DAC amortization would increase by approximately $5.7 million and approximately $970,000, respectively. The selection of a 10% immediate decline of separate account assets should not be construed as a prediction by management of future events, but only as illustration of the potential impact of such an event.

ITEM 4.  Controls and Procedures

        We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information, including information required to be included in our periodic SEC reports on a timely basis. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

        During the second quarter and first six months of 2004, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        There have been no significant changes in our internal controls, or in other factors affecting our internal controls, since June 30, 2004.

PART II.  OTHER INFORMATION

ITEM 1. Other Information

Legal Proceedings

We have been named as a defendant in certain lawsuits incidental to our insurance business. Management believes that the resolution of these various lawsuits will not result in any material adverse effect on our financial position or consolidated results of operations.

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

(b) REPORTS ON FORM 8-K.

None.

Kemper Investors Life Insurance Company
FORM 10-Q
For the fiscal period ended June 30, 2004

_________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company (Registrant)

Date:	August 12, 2004	By: /s/ Diane C. Davis

Diane C. Davis
Chief Executive Officer

Date:	August 12, 2004	By: /s/ Matthew W. Kindsvogel

Matthew W. Kindsvogel
Chief Financial Officer