Form 10-Q
period 2004-09-30
KEMPER INVESTORS LIFE INSURANCE CO
filed 2004-11-15
CIK 351754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of October 31, 2004, there were outstanding 250,000 shares of common stock, $10.00 par value per share, of the registrant.

Documents incorporated by reference: None.

KEMPER INVESTORS LIFE INSURANCE COMPANY

FORM 10-Q

PART I. FINANCIAL STATEMENTS

PART 1. FINANCIAL STATEMENTS

ITEM 1. Interim Financial Statements

Kemper Investors Life Insurance Company

Balance Sheets

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Fixed maturity securities, available for sale, at fair value (amortized cost: September 30, 2004, $675,197; December 31, 2003, $627,793)	$685,374	$619,055
Equity securities, at fair value (cost: September 30, 2004 $4,130; December 31, 2003, $2,458)	4,867	2,774
Short-term investments	31,778	34,181
Joint venture mortgage loans	7,417	7,417
Third-party mortgage loans	—	52,955
Other real estate-related investments	268	5,495
Policy loans	24,564	—
Other invested assets	1,837	2,117

Total investments	756,105	723,994

Cash and cash equivalents	26,297	28,331
Accrued investment income	8,561	10,475
Reinsurance recoverable	3,969,399	3,992,659
Deferred insurance acquisition costs	23,815	273,307
Deferred income taxes	178,592	203,383
Federal income tax receivable	52,322	33,067
Modified coinsurance receivable — related party	796,984	762,480
Other assets and receivables	139,425	71,131
Assets held in separate accounts	15,267,168	15,122,214

Total assets	$21,218,668	$21,221,041

Liabilities
Future policy benefits	$4,401,399	$4,319,667
Other policyholder benefits and funds payable	145,017	150,092
Payable to reinsurers	—	97,573
Modified coinsurance payable — related party	786,917	758,853
Deferred income tax liabilities	23,517	114,600
Other accounts payable and liabilities	102,354	19,748
Liabilities related to separate accounts	15,267,168	15,122,214

Total liabilities	20,726,372	20,582,747

Commitments and contingent liabilities

Stockholder’s equity
Capital stock-$10 par value, authorized 300,000 shares; issued and outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	841,633	841,633
Accumulated other comprehensive income (loss)	5,667	(12,283)
Retained deficit	(357,504)	(193,556)

Total stockholder’s equity	492,296	638,294

Total liabilities and stockholder’s equity	$21,218,668	$21,221,041

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Net investment income	$5,434	$45,212	$20,416	$156,277
Net realized investment gains (losses)	(3,936)	71,037	841	75,962
Premium (expense), net	—	(1,626)	—	(1,073)
Separate account fees and charges	17,142	21,348	49,239	69,217
Broker-dealer commission revenue	—	5,138	—	18,671
Modified coinsurance income — related party	17,299	—	13,444	—
Other income (expense)	1,571	(5,241)	2,021	2,926

Total revenue	37,510	135,868	85,961	321,980

Benefits and Expenses
Interest credited to policyholders	2,411	30,263	9,954	109,888
Claims incurred and other policyholder benefits	20,753	7,313	44,304	15,404
Taxes, licenses and fees	625	870	2,665	(2,990)
Commissions	5,403	9,698	15,991	39,754
Broker-dealer commission expense	—	5,224	—	18,646
Operating expenses	5,189	7,387	10,313	29,058
Deferral of insurance acquisition cost	—	(11,055)	—	(44,534)
Amortization of deferred insurance acquisition costs	2,157	115,037	11,982	145,631
Amortization of value of business acquired	—	54,006	—	56,828
Amortization of other intangible assets	—	127	—	506

Total benefits and expenses	36,538	218,870	95,209	368,191

Income (loss) before income tax expense (benefit)	972	(83,002)	(9,248)	(46,211)

Income tax expense (benefit)
Current	(8,462)	(12,226)	(19,258)	3,490
Deferred	8,801	(20,222)	16,035	(22,861)

Total income tax expense (benefit)	339	(32,448)	(3,223)	(19,371)

Net income (loss) before cumulative effect of accounting change, net of tax	633	(50,554)	(6,025)	(26,840)

Cumulative effect of accounting change, net of tax	—	—	(157,923)	—

Net income (loss)	$633	$(50,554)	$(163,948)	$(26,840)

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$633	$(50,554)	$(163,948)	$(26,840)

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) on securities:
Unrealized gains (losses) on derivatives	(9)	(10)	2,329	1,226
Unrealized holding gains (losses) on investments	19,253	(96,974)	14,514	7,618
Unrealized holding gains (losses) on separate accounts investments, reclassified to the general account assets per SOP 03-1	786	—	1,577	—
Reclassification adjustment for (gains) losses included in net income	5,921	(113,079)	3,221	(119,691)

Net unrealized holding gains (losses) on securities	25,951	(210,063)	21,641	(110,847)

Reclassification adjustments for items included in net income (loss):
Adjustment to value of business acquired		4,901		3,228
Adjustment for deferred insurance acquisition costs	—	30,767	(984)	18,323

Other comprehensive income (loss), before related income tax expense (benefit)	25,951	(174,395)	20,657	(89,296)
Related income tax expense (benefit)	2,775	(58,904)	2,707	(29,119)

Other comprehensive income (loss), net of tax	23,176	(115,491)	17,950	(60,177)

Comprehensive income (loss)	$23,809	$(166,045)	$(145,998)	$(87,017)

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(163,948)	$(26,840)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect accounting change	157,923	—
Net realized investment (gains) losses	(841)	(75,962)
Interest credited and other charges	9,954	109,888
Amortization of deferred insurance acquisition costs and VOBA	11,982	202,459
Amortization of net discount/premium on investments	14,414	15,465
Capitalization of deferred policy acquisition costs and VOBA	—	(44,534)
Depreciation and other amortization	21	534
Deferred income tax expense	14,667	6,146
Cash provided by (used in) changes in operating assets and liabilities
Federal income taxes receivable	(17,351)	(27,297)
Life insurance policy liabilities	(1,421)	(21,288)
Other policyholder funds	(9,057)	(31,804)
Change in policy liabilities due to reinsurance with FKLA	23,260	(3,394,143)
Change in deferred policy acquisition costs due to reinsurance with FKLA	—	75,951
Other, net	(86,005)	83,412

Net cash used in operating activities	(46,402)	(3,128,013)

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	—	151,672
Fixed maturity and equity securities available for sale	186,563	4,122,262
Mortgage loans, policy loans and other invested assets	305,992	393,316
Cost of investments purchased or loans originated:
Fixed maturity and equity securities	(245,595)	(1,406,488)
Mortgage loans, policy loans and other invested assets	(278,256)	(62,694)
Short-term investments, net	2,051	(35,178)
Net change in receivable and payable for securities transactions	75	19,633
Net change in other assets	38,959	3,151

Net cash provided by investing activities	9,789	3,185,674

Cash flows from financing activities
Policyholder account balances:
Deposits	346,888	264,169
Withdrawals	(338,021)	(167,785)
Cash dividends	—	(10,006)
Cash overdrafts	25,712	—

Net cash provided by financing activities	34,579	86,378

Net (decrease) increase in cash	(2,034)	144,039
Cash, beginning of period	28,331	47,436

Cash, end of period	$26,297	$191,475

See accompanying notes to consolidated financial statements.

Kemper Investors Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

On September 3, 2003 the Company transferred most of the general account liabilities through a one hundred percent coinsurance arrangement, ceded 100% of all direct individual life insurance renewal premiums and ceded a majority of the separate account liabilities on a modified coinsurance basis to FKLA. Reinsured policies also included certain policies to be written by the Company through September 3, 2004. Ownership of the underlying separate account assets was not transferred to FKLA. The Company remains responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and is not relieved of its obligations

In consideration of FKLA’s assumption of the General Account Liabilities, the Company transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets,” as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At September 30, 2004, the reinsurance recoverable from FKLA was approximately $3.5 billion compared to approximately $3.6 billion at December 31, 2003.

The Company also transferred to FKLA in consideration of FKLA’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the administerial actions required of the Company with respect to the Business Owned Life Insurance policies (the “BOLI Policies”) are performed by FKLA in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. The Company has also agreed that, for a period of three years following the Closing Date, it will not, except under limited circumstances, issue any new BOLI Policies going forward.

The “Ceding Commission”, discussed above, was $120.0 million, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from FKLA to the Company, but rather was withheld from the investment assets transferred from the Company to FKLA as part of the Transferred Coinsurance Assets. Both the Company and FKLA finalized their settlement in February 2004. The closing adjustment resulted in a $9.3 million decrease in payable to reinsurers on the balance sheet as of February 2004.

The Company previously assumed from FKLA $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors. This Funding Agreement has a variable rate of interest based upon LIBOR, is an obligation of the Company’s general account, is recorded as a future policy benefit, and will expire in November 2004. At September 30, 2004, the Funding Agreement balance was $100.7 million compared to $100.2 million at December 31, 2003.

FNWL. The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, Farmers New World Life Insurance Company (“FNWL”). FNWL is a stock life insurance company domiciled in the state of Washington. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”) and was valued at $28.9 million at September 30, 2004. The modified coinsurance receivable from FNWL was $797.0 million and $762.5 million at September 30, 2004 and December 31, 2003, respectively. The modified coinsurance payable to FNWL was $786.9 million and $758.9 million, at September 30, 2004 and December 31, 2003, respectively.

FLA. The Company’s ceded future policy benefits reflect coinsurance (indemnity reinsurance) transactions where the Company insured liabilities in 1991 and 1992 with FLA. The reinsurance recoverables were approximately $200.8 million and approximately $207.7 million at September 30, 2004 and December 31, 2003, respectively.

TRANSAMERICA RE. The net amount at risk of the guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”) on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of September 30, 2004 and December 31, 2003, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts with Transamerica Re amounted to approximately $67.1 million and approximately $26.3 million, respectively.

ZICBB. The Company is also a party to a reinsurance agreement with an affiliated company, Zurich Insurance Company, Bermuda Branch (“ZICBB”). Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, approximately 98% of the net amount at risk (death benefit payable to the insured less the insured’s separate account cash surrender value) related to separate account BOLI. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB. At September 30, 2004 and December 31, 2003, reinsurance recoverables totaling approximately $230.8 million and approximately $206.2 million, respectively, were secured by a trust agreement, which was supported by cash and invested assets with a fair value of approximately $255.0 million and $235.4 million at September 30, 2004 and December 31, 2003, respectively.

3.	Adoption of New Accounting Standards

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP” or “SOP 03-1”). The SOP was adopted effective January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require the Company to:

•	Recognize expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Report and measure assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Report and measure the Company’s interest in its separate accounts as general account assets based on our proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalize sales inducements that meet specified criteria and amortize such amounts over the life of the contracts using the same methodology as used for amortizing deferred policy acquisition costs (“DAC”).

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

Cumulative Effect of Adoption

(in millions)

	Net Income (Loss)	Other Comprehensive Net Loss
Establishing GMDB and GRIB reserves for annuity contracts	$(6.4)
Amortization of insurance acquisition costs (DAC)	(236.5)

Total cumulative effect of adoption before tax	(242.9)
Related income tax benefit	(85.0)

Total cumulative effect of adoption, net of tax	$(157.9)	$(157.9)

Unrealized gains of certain separate account assets reclassified to general accounts, net of tax		$1.2

Total other comprehensive net loss		$(156.7)

GMDB and GRIB Reserves for Annuity Contracts. The Company sold variable annuity contracts with guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”) equal to the greater of (1) the account value; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The GMDB is payable upon death. For policies with GRIB, the guarantee applies to the funds available to purchase an annuity after seven years. The Company currently reinsures approximately 31% of the benefit guarantees associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-1, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of approximately $46.6 million. Subsequent to the adoption of the SOP, the Company recorded an additional liability for GMDB and GRIB benefits of approximately $6.4 million. For the nine month period ended September 30, 2004, $36.5 million of additional future policyholder liabilities related to the GMDB and GRIB benefits were recorded due to SOP 03-1. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The models use 1,000 stochastic equity scenarios selected from the American Academy of Actuaries’ C3 Phase 2 Report. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. SOP 03-1 modified how liability reserves are calculated for the variable annuity contracts issued by the Company. Prior to SOP 03-1, a GMDB reserve was established for all contracts and a GRIB reserve was established only for contracts deemed to have annuitized. These reserves reflected the present value of future benefits with no offset against future revenues. Under SOP 03-1, a reserve is established for all contracts, resulting in additional recognition of future policy benefits. However, the reserve is reduced by a percentage of future revenues, resulting in a relatively small reserve increase at implementation.

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

Gross Exposure or Net Amount at Risk

(in millions)

	September 30, 2004	December 31, 2003
In the Event of Death:
Account Value	$3,749.1	$3,757.1
Net Amount at Risk	947.1	739.5
Average attained age of contractholders	61 years	61 years
At Annuitization:
Account Value	$3,524.5	$3,519.8
Net Amount at Risk	880.7	682.7
Average attained age of contractholders	61 years	61 years

At both December 31, 2003 and September 30, 2004, the Company held approximately $3.8 billion of variable annuities that contained GMDB and GRIB benefits. The Company’s total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB and GRIB commitments), related to these guaranteed death and annuitization benefits was approximately $947.1 million at September 30, 2004 and was approximately $739.5 million at December 31, 2003. After reinsurance, the Company’s net exposure was approximately $629.1 million and $462.7 million at September 31, 2004 and December 31, 2003, respectively.

Summary of Liabilities for Guarantees

(in millions)

	Liability for GMDB	Liability for GRIB
Balance at January 1, 2004	$9.3	$87.7
Less reinsurance recoverables	6.3	37.7

Net balance at January 1, 2004	3.0	50.0

Incurred guaranteed benefits	8.2	33.2
Paid guaranteed benefits	(4.8)	—

Net change in guaranteed benefits	3.4	33.2

Net balance at September 30, 2004	6.4	83.2
Plus reinsurance recoverables	8.7	56.8

Balance at September 30, 2004	$15.1	$140.0

Separate Account Presentation. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products as separate account assets and liabilities through December 31, 2003. Notwithstanding the MVA feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore does not meet the conditions for separate account reporting under the SOP.

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

EITF 03-01

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 adopted a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position (“SOP”) 03-03, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer.” EITF 03-1 does replace the impairment guidance for investments accounted for under EITF Issue 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”); however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 were adopted by the Company effective December 31, 2003 and were included in Note 4 of the Notes to Consolidated Financial Statements incorporated in the Company’s 2003 Form 10-K Annual Report.

On September 30 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position (“FSP”), FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. The deferral is expected to last for one quarter. The disclosure requirements required by EITF 03-1 have not been deferred. In addition, during September 2004 the FASB issued a proposed FSP EITF Issue 03-1-a, which proposes guidance on the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The comment period for the proposed FSP runs until October 29, 2004.

The Company is still assessing the impact of adoption of this standard on the Company’s financial condition and results of operations.

4.	Securities Lending

The Company has a security lending agreement with a lending agent. The agreement authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of the loaned securities.

The securities are marked-to-market on a daily basis, and the collateral is adjusted on the next business day. The collateral is invested in highly liquid, fixed income investments with a maturity of less than one year. Income earned from the security lending arrangement is shared 25% and 75% between the agent and the Company, respectively. Income earned by the Company was approximately $6,000 in the third quarter of 2004 and was approximately $72,000 in the third quarter of 2003. For the first nine months of 2004 and 2003, respectively, the Company earned approximately $23,000 and $271,000 from securities lending activity. The Company’s securities on loan at September 30, 2004 consisted of U.S. Treasury bonds and a corporate bond and had an estimated fair value of approximately $49.9 million. There were not any securities on loan at December 31, 2003.

5.	Off-Balance Sheet Transactions

On September 30, 2004, the Company satisfied its obligation to provide a financial guarantee in the form of an extended standby credit enhancement to a third party letter of credit by funding $25.1 million to the issuer of the letter of credit. This standby credit enhancement was in support of bonds issued to finance the development of a certain retirement property in Texas, with an original expiration date of March 22, 2004. On March 15, 2004, the agreement was extended to September 30, 2004 in exchange for a nominal fee.

In the first week of October 2004, the third party fulfilled its obligation to the Company by relinquishing its rights to the collateral pool assets, valued at approximately $18.0 million, and paying the Company $7.1 million in cash. In conjunction with the transaction, the United States Treasury bond valued at $28.4 million previously deposited with the issuer of the letter of credit has been released.

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

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL, which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At September 30, 2004 and December 31, 2003, the Company had an embedded derivative valued at $28.9 million and $25.9 million, respectively, recorded in modified coinsurance receivable — related party with the corresponding income and expenses recorded in modified coinsurance income (expense) — related party during the respective reporting periods.

A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement with a notional value of $100.0 million, which expires in November 2004 with Zurich Capital Markets, Inc., an affiliated counterparty. The interest swap is a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract are recorded to accumulated other comprehensive income (loss). The terms of the swap contract have been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the quarter ended September 30, 2004 or year ended December 31, 2003.

At September 30, 2004 and December 31, 2003, the swap agreement had a negative market value of approximately $ 2.2 million and approximately $4.5 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying balance sheets. A single net payment is made by one counterparty at each due date. The Company paid approximately $ 2.4 million and approximately $4.6 million year to date through September 30, 2004, and December 31, 2003, respectively, as settlement for the difference between the fixed-rate and floating-rate interest.

7.	Operations by Business Segment

The Company has two primary operating segments, life insurance and annuities. In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains (losses) on investments after tax, from net income (loss). Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains (losses) on investments, after tax, from net income (loss). Net realized investment gains or (losses) are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

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

	Business Segments (in thousands)
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Life	Annuity	Total	Life	Annuity	Total
Net income (loss)	$(899)	$1,532	$633	$(2,952)	$(47,602)	$(50,554)

Net realized investment gains (losses), net of tax	0	(2,558)	(2,558)	18	46,156	46,174

Net operating income (loss)	$(899)	$4,090	$3,191	$(2,970)	$(93,758)	$(96,728)

Amortization of intangibles	0	0	0	—	127	127

Operating income (loss)	$(899)	$4,090	$3,191	$(2,970)	$(93,631)	$(96,601)

	Business Segments (in thousands)
	Nine months Ended September 30, 2004			Nine months Ended September 30, 2003
	Life	Annuity	Total	Life	Annuity	Total
Net income (loss)	$(1,247)	$(162,701)	$(163,948)	$5,414	$(32,254)	$(26,840)

Net realized investment gains, net of tax	—	547	547	419	48,956	49,375

Net operating income (loss)	$(1,247)	$(163,248)	$(164,495)	$4,995	$(81,210)	$(76,215)

Amortization of intangibles	—	—	—	—	506	506
Cumulative effect of accounting change, net of tax	—	(157,923)	(157,923)	—	—	—

Operating income (loss)	$(1,247)	$(5,325)	$(6,572)	$4,995	$(80,704)	$(75,709)

Total assets	$10,837,427	$10,381,241	$21,218,668	$10,335,414	$9,392,195	$19,747,609

Total reserve for policyholder benefits in the general account	$835,757	$3,565,642	$4,401,399	$816,616	$3,527,430	$4,344,046
Total separate account liabilities	9,825,887	5,441,281	15,267,168	9,329,178	5,111,654	14,440,832

Total reserve for policyholder benefits	$10,661,644	$9,006,923	$19,668,567	$10,145,794	$8,639,084	$18,784,878

8.	Nonaccrual Loans

Nonaccrual loans are real estate-related investments, or mortgage loans, for which the likelihood of collection of principal or interest is doubtful. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Troubled real estate-related investments consisted of loans on nonaccrual status primarily related to mortgage loans on properties located in Hawaii. The Hawaii property loans were paid in full in August 2004. The principal received totaled approximately $6.9 million and generated approximately $2.1 million of realized gains from the release of the reserve plus $0.3 million of realized gains from the payoff. There were no loans or reserves for loans on nonaccrual status at September 30, 2004, while $2.1 million was reserved on approximately $7.1 million of mortgage loans at December 31, 2003.

9.	Legal Proceedings

We have been named as a defendant in certain lawsuits incidental to our insurance business. Management believes that the resolution of these various lawsuits will not result in any material adverse effect on our consolidated financial position or results of operations.

10.	Regulatory Proceedings

In connection with a recent industry-wide probe, the Company, along with other insurers, received inquiries on November 1 and 8, 2004 from the North Carolina and Illinois departments of insurance related to compensation and marketing arrangements. Such inquiries were made in the form of a subpoena and demand for production of information. The Company is complying with the inquiries and responding in due course. The Company is currently evaluating these inquiries and has not yet determined the impact, if any, to the Company. The Company may receive similar inquiries from other state insurance departments.

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

While the majority of our business is coinsured, we retain the majority of our DESTINATIONSSM business. The DESTINATIONSSM product is a registered individual and group variable, fixed and market value adjusted deferred annuity product that offers approximately 40 variable subaccount investment options with various investment managers, ten guarantee periods, a fixed account option, dollar cost averaging, Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Retirement Income Benefit (“GRIB”) options. The GRIB was an optional benefit to the DESTINATIONSSM variable annuity for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB and GMDB Base prior to attained age 80 is the greatest of:

•	the contract value (account value),

•	the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary, or

•	purchase payments minus previous withdrawals, accumulated at 5% interest per year to the annuitization date.

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

Non-GAAP Financial Measures

We quantify segment operating performance using non-GAAP financial measures titled operating income (loss) and net operating income (loss). Net operating income (loss) is calculated by adjusting net income (loss) to exclude net realized gains (losses) on investments, after tax. Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains (losses) on investments, after tax, from net income (loss). Operating income (loss) and net operating income (loss), or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance. Other non-GAAP financial measures used by management include Policyholder surrenders, withdrawals and death benefits (see “Claims Incurred and Other Policyholder Benefits” section).

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

We exclude net realized gains (losses) on investments, after tax, from these non-GAAP financial measures because such items are often the result of specific events, and may or may not be at management’s discretion. We believe that analyzing data excluding these transactions helps depict trends in the underlying revenues and profitability drivers of our business.

The following tables reconcile our reported net income (loss) to net operating income (loss) and net income (loss) to operating income (loss) for the first three and nine months of 2004 and 2003, respectively.

Reconciliation of Net Income (Loss) to Net Operating Income (Loss)

and Net Income ( Loss) to Operating Income (Loss)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$0.6	$(50.6)	$(163.9)	$(26.8)
Less: Net realized investment gains (losses), net of tax	(2.6)	46.1	0.5	49.4

Net operating income (loss)	$3.2	$(96.7)	$(164.4)	$(76.2)

Remove impact:
Amortization of intangibles	—	0.1	—	0.5
Cumulative effect of accounting change, net of tax	—	—	(157.9)	—

Operating income (loss)	$3.2	$(96.6)	$(6.5)	$(75.7)

RESULTS OF OPERATIONS

Net Income (Loss)

During the third quarter of 2004, we had net income of approximately $0.6 million, compared to a net loss of approximately $50.6 million in the third quarter of 2003. Revenues were approximately $98.4 million lower than in the third quarter of 2003, while benefits and expenses were approximately $182.4 million lower due to the significantly different structure of the Company following the Closing of the Coinsurance and Purchase agreements with Bank One. Operating income increased approximately $99.8 million for the quarter compared to the third quarter of 2003.

During the first nine months of 2004, we had a net loss of approximately $163.9 million, compared to a net loss of approximately $26.8 million in the first nine months of 2003. Net loss before the cumulative effect of accounting change, net of tax was approximately $6.0 million for the first nine months of 2004 compared to net loss before cumulative effect of accounting change of approximately $26.8 million for the first nine months of 2003. Revenues were approximately $236.0 million lower than in the first nine months of 2003, while benefits and expenses were approximately $273.0 million lower due to the significantly different structure of the Company following the Closing of the Coinsurance and Purchase agreements with Bank One. Operating losses decreased approximately $69.2 million during the first nine months of 2004 compared to 2003.

The following table reflects the components of net income (loss) during the three and nine months ended September 30, 2004 and 2003, respectively.

Components of Net Income

(in millions)

	Three months ended September 30,		Nine months ended September 30
	2004	2003	2004	2003
Total revenue	$37.5	$135.9	$86.0	$322.0
Total benefits and expenses	(36.5)	(218.9)	(95.2)	(368.2)

Income (loss) before income tax expense	1.0	(83.0)	(9.2)	(46.2)
Income tax benefit (expense)	(0.4)	32.4	3.2	19.4
Cumulative effect of accounting change, net of tax	—	—	(157.9)	—

Net income (loss)	$0.6	$(50.6)	$(163.9)	$(26.8)

REVENUE

Net Investment Income

Net investment income decreased approximately $39.8 million, or 88%, to approximately $5.4 million for the quarter ended September 30, 2004 from approximately $45.2 million for the quarter ended September 30, 2003. For the first nine months of 2004, net investment income decreased approximately $135.9 million or 87%, to approximately $20.4 million for the first nine months of 2004 from approximately $156.3 million for the nine months ended September 30, 2003. The decrease in investment income in the third quarter and first nine months of 2004 compared to 2003 was primarily due to the Coinsurance Agreement with Bank One, which resulted in the transfer of invested assets in the third quarter of 2003. Investment income also declined due to lower yields on our investment portfolio than in the prior year.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses), before tax decreased approximately $ 75.0 million, or 106%, to a loss of approximately $ 3.9 million for the quarter ended September 30, 2004 as compared to a gain of approximately $71.0 million for the quarter ended September 30, 2003. Net realized investment gains, before tax decreased approximately $75.1 million, or 99%, to approximately $ 0.8 million for the first nine months of 2004 from approximately $76.0 million for the first nine months of 2003. Net realized investment gains for the first nine months of 2004 were primarily due to sales of certain fixed maturity securities during the first quarter of 2004, which were sold to fund settlement of the Bank One Purchase Agreement, as well as release of reserves for the Hawaii property mortgage loans of $2.1 million and Texas property guarantee of $2.0 million. The realized gains were partially offset by impairment losses of $6.2 million on a fixed maturity security and $1.5 million on a preferred stock. The fixed maturity security was subsequently sold in the month of October. The following table provides the breakdown by type of investment sold for net realized investment gains (losses).

Net realized investment gains (losses)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Fixed maturity securities	$—	$65.2	$4.2	$72.6
Preferred stock	—	5.9	(1.5)	5.9
Fixed maturity write-downs	(6.2)	—	(6.2)	(2.4)
Other gains (losses), net	2.3	—	4.3	(0.1)

Net realized investment gains/(losses) before tax	$(3.9)	$71.1	$0.8	$76.0
Income tax (benefit) expense	(1.4)	24.9	0.3	26.6

Net realized investment gains/(losses), net of tax	$(2.5)	$46.2	$0.5	$49.4

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

Premium Income

We discontinued all new sales of our products during 2003 and do not offer any products for new business but continue to receive premium income from renewal business. Total deposits received are not recorded as revenue within the consolidated statements of operations. Premiums are $0 due to coinsurance.

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

Separate account fees and charges

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Separate account fees on non-BOLI variable life and annuities	$16.5	$18.6	$46.1	$58.8
BOLI cost of insurance charges and fees—direct	51.4	44.9	197.0	128.2
BOLI cost of insurance charges and fees—ceded	(51.3)	(43.2)	(195.7)	(121.7)
BOLI premium tax expense loads	0.5	1.0	1.8	3.9

Total	$17.1	$21.3	$49.2	$69.2

Separate account fees and charges decreased approximately $4.2 million, or 20%, in the quarter ended September 30, 2004 compared to 2003. For the first nine months of 2004, separate account fees and charges decreased approximately $ 20.0 million, or 29%, compared to the first nine months of 2003. The decrease in separate account fees and charges compared to the prior year was largely due to greater amounts ceded per reinsurance agreements for BOLI and non-BOLI products.

Broker-dealer Commission Revenue

Broker-dealer commission revenue declined approximately $5.1 million and $18.7 million to $0 for the quarter and first nine months ended September 30, 2004 compared to 2003. We no longer receive broker-dealer commission revenues as the subsidiaries that generated these revenues were sold in September 2003 in connection with the Purchase Agreement with Bank One.

Modified Coinsurance Income — Related Party

Modified coinsurance income – related party was approximately $17.3 million and $13.4 million for the three and nine month periods ended September 30, 2004. This income was primarily due to the increased value of the embedded derivative associated with the FNWL modified coinsurance agreement due to market fluctuation.

Other Income

Other income increased approximately $6.8 million, or 130%, for the third quarter of 2004 as compared to the third quarter of 2003, and declined approximately $0.9 million, or 31% for the first nine months of 2004 as compared to 2003. The year to date decrease was primarily due to lower surrender charges during the periods ended September 30, 2004 than the period ended September 30, 2003.

BENEFITS AND EXPENSES

Interest Credited to Policyholders

Interest credited to policyholders decreased approximately $27.9 million, or 92%, in the third quarter of 2004 compared to 2003. During the first nine months of 2004, interest credited to policyholders decreased approximately $99.9 million, or 91%, compared to the first nine months of 2003. Interest credited in the third quarter and first nine months of 2004 decreased to $2.4 million and $10.0 million, respectively, primarily due to the Coinsurance Agreement with Bank One as the majority of interest credited was ceded to Bank One.

Claims Incurred and Other Policyholder Benefits

Claims incurred and other policyholder benefits increased approximately $13.4 million to approximately $20.8 million in the third quarter of 2004, compared with 2003, primarily due to implementation of SOP 03-1 increasing reserves and reclassification of the separate account market value adjustment accounts. For the first nine months of 2004, claims incurred and other policyholder benefits increased approximately $28.9 million, or 188%, to approximately $44.3 million, compared with 2003, also due to changes in reserves and reclassification of separate account market value adjustment accounts resulting from implementation of SOP 03-1.

Commencing January 1, 2004, additional liabilities for future policy benefits related to GMDB and GRIB were recorded with the implementation of SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts.” For the third quarter and first nine months of 2004, we increased the liability for future policy benefits related to GMDB and GRIB benefits by $17.2 million and $36.5 million, respectively.

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

Policyholder surrenders, withdrawals and death benefits

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
General account	$6.1	$59.0	$13.0	$222.0
Separate account	113.9	93.6	332.1	388.2

Total	$120.0	$152.6	$345.1	$610.2

General account surrenders, withdrawals and death benefits decreased approximately $52.9 million and $209.0 million during the third quarter and first nine months of 2004, compared with 2003, respectively, due to the ceding of these benefits in accordance with the Coinsurance Agreement with Bank One. Surrenders, withdrawals and death benefits on separate account products increased approximately $20.3 million, or 22%, during the third quarter of 2004, compared with 2003. During the first nine months of 2004, surrenders, withdrawals and death benefits on separate account products decreased approximately $56.1 million, or 14%, compared to 2003.

The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other policyholder benefits, as reported in our Consolidated Statements of Operations:

Reconciliation of

Claims incurred and other policyholder benefits to

Policyholder surrenders, withdrawals and death benefits

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Claims incurred and other policyholder benefits, per the Consolidated Statements of Operations	$20.8	$7.3	$44.3	$15.4

Reclass deposit-type surrenders, withdrawals and death benefits from balance sheet	85.8	147.1	267.9	593.3

Decrease (increase) in reserves	13.4	(2.3)	32.8	2.1

Interest on benefits and other	0.0	0.5	0.1	(0.6)

Total policyholder surrenders, withdrawals and death benefits	$120.0	$152.6	$345.1	$610.2

Taxes, Licenses and Fees

Taxes, licenses and fees primarily reflect taxes assessed on premiums related to BOLI. Taxes, licenses and fees activity was approximately $0.6 million in the third quarter of 2004 compared to $0.9 million in the third quarter of 2003. The decrease was primarily due to a 55.0% decrease in total direct premiums from the prior year. During the first nine months of 2004, taxes, licenses and fees activity was $2.7 million, compared to activity for the first nine months of 2003 which consisted of approximately $3.0 million in credits. The increase was primarily due to tax expenses during the first nine months of 2004, compared to tax credits in 2003 resulting from premium tax overpayments.

Commissions and Broker-Dealer Commissions

Commissions decreased approximately $4.3 million, or 44%, to approximately $5.4 million during the quarter ended September 30, 2004, compared with approximately $9.7 million in the quarter ended September 30, 2003. For the first nine months of 2004, commissions decreased approximately $23.8 million, or 60%, to approximately $16.0 million, compared with approximately $39.8 million for 2003. The decreases were primarily due to the Sale and Coinsurance Agreements with Bank One in 2003.

The Company’s broker-dealer subsidiaries were sold to Bank One in September 2003. Thus there were no broker-dealer commissions during the third quarter or first nine months of 2004 as compared to approximately $5.2 million and $18.6 million in broker-dealer commissions during the third quarter and first nine months of 2003, respectively.

Operating Expenses

Operating expenses decreased approximately $2.2 million, or 30%, to approximately $5.2 million during the quarter ended September 30, 2004, compared with approximately $7.4 million during the quarter ended September 30, 2003. Operating expenses decreased approximately $18.7 million, or 65%, to approximately $10.3 million during the first nine months of 2004, compared with approximately $29.1 million during the first nine months of 2003. The decreases were primarily attributed to lower salaries and benefits, overhead, and sales and distribution expenses due in large part to the businesses sold and transferred in the Purchase Agreement with Bank One in September 2003.

Deferral of Insurance Acquisition Costs

The Company is not selling new policies in 2004; therefore, there were not any affiliated insurance acquisition costs to be deferred during the third quarter or first nine months of 2004. This compares to approximately $11.1 million and $44.5 million in deferred insurance acquisition costs during the third quarter and first nine months of 2003, respectively.

Amortization of Deferred Insurance Acquisition Costs

Amortization of deferred insurance acquisition costs during the third quarter of 2004 decreased approximately $112.9 million, or 98%, to approximately $2.2 million from approximately $115.0 million during the third quarter of 2003. Amortization of insurance acquisition costs during the first nine months of 2004 decreased approximately $133.6 million, or 92%, to approximately $12.0 million from approximately $145.6 million during the first nine month of 2003. The decreases were primarily due to the write-off of deferred insurance acquisition costs related to the blocks of business ceded to Bank One in the third quarter of 2003 and implementation of SOP 03-01.

Amortization of Value of Business Acquired

There was no amortization of value of business acquired during the third quarter or first nine months of 2004 since all value of business acquired had been written off in 2003 due to the transfer of the underlying acquired business to Bank One as part of the Purchase Agreement. Amortization of value of business acquired was $54.0 million and $56.8 million for the third quarter and first nine months of 2003.

Amortization of Other Intangibles

There was no amortization of other intangibles during the third quarter or first nine months of 2004 as compared to approximately $0.1 million and $0.5 million during the third quarter and first nine months of 2003. Other intangible assets related to the purchase of PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc., (collectively “PMG”) were amortized on a straight-line basis through August 2003, until PMG was sold to Bank One as part of the Purchase Agreement.

Income Tax Expense (Benefit)

Income tax expenses for the third quarter of 2004 increased by approximately $32.8 million compared with the third quarter of 2003, primarily due to pre-tax net income for the third quarter of 2004 compared to pre-tax net losses for the third quarter of 2003. Income tax benefits for the first nine months of 2004 decreased by approximately $16.1 million compared with the first nine months of 2003, primarily due to lower pre-tax losses in 2004. Pre-tax income (losses) was approximately $1.0 million and ($9.2) million compared to ($83.0) million and ($46.2) million for the third quarter and first nine months of 2004 and 2003, respectively. The effective tax rate for the third quarter and first nine months of 2004 was 35% as compared to 39% for the third quarter of 2003 and 42% for the first nine months of 2003.

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

ASSETS UNDER MANAGEMENT

The following table reflects our assets under management:

Assets under management

(in millions)

	September 30, 2004	December 31, 2003
General account	$782.4	$752.3
Separate account—BOLI	9,697.9	9,427.9
Separate account—DESTINATIONSSM	3,574.7	3,580.2
Separate account—Other	1,994.6	2,114.1

Total	$16,049.6	$15,874.5

Total assets under management are affected by equity market and interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impact the level of assets under management from quarter to quarter. Total assets under management increased approximately $175.1 million, or 1%, at September 30, 2004 to $16.0 billion, compared with $15.9 billion December 31, 2003. General account assets increased approximately $30.1 million due to a $59.8 million SOP 03-1 reclassification during the first nine months of 2004, offset by a decrease in the general account assets of approximately $29.7 million due largely to the first quarter sales of certain fixed maturity securities to fund the settlement of the Bank One Purchase Agreement. The SOP 03-1 reclassification correspondingly decreased total separate accounts, with DESTINATIONSSM decreasing approximately $18.4 million, and other separate account assets decreasing approximately $41.4 million due to reclassification. DESTINATIONSSM products separate account assets decreased by $5.5 million due the $18.4 million SOP 03-1 reclassification and $2.1 million in redemptions, offset by an increase of about $15.0 million due to deposits. Other separate account assets decreased approximately $78.1 million due to redemptions and the $41.4 million SOP 03-1 reclassification for a net decrease of $119.5 million. BOLI separate account assets increased approximately $270 million, largely attributable to favorable market performance in the BOLI funds.

Investments

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We adjust our investment portfolio depending on various factors, including:

•	our evaluation of risk and return in various markets

•	the interest rate environment

•	liability durations, and

•	changes in market and business conditions.

Invested Assets and Cash

(in millions)

	September 30, 2004		December 31, 2003
Cash and short-term investments	$58.1	7.4%	$62.5	8.3%
Fixed maturity securities:
Investment-grade:
NAIC(1) Class 1	571.8	73.1	504.7	67.1
NAIC(1) Class 2	104.1	13.3	110.6	14.7
Below investment-grade (NAIC classes 3 through 6):
Performing	9.5	1.2	2.4	0.3
Non-performing	—	—	1.3	0.2
Equity securities	4.9	0.6	2.8	0.4
Joint venture mortgage loans	7.4	1.0	7.4	1.0
Third-party mortgage loans	—	—	53.0	7.0
Other real estate-related investments	0.2	—	5.5	0.7
Other investments	26.4	3.4	2.1	0.3

Total	$782.4	100.0%	$752.3	100.0%

(1)	National Association of Insurance Commissioners (“NAIC”).

— Class 1 = A– and above

— Class 2 = BBB– through BBB+

Fixed Maturity Securities

We carry our fixed maturity securities investment portfolio, which is considered available for sale, at estimated fair value. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period.

Fixed maturity securities increased approximately $66.3 million, or 11% at September 30, 2004 from December 31, 2003, primarily due to increased reinvestment in the portfolio. At September 30, 2004, investment-grade fixed maturity securities, cash and short-term investments accounted for approximately 94% of invested assets and cash, compared with 90% at December 31, 2003.

At September 30, 2004, approximately 11% of investment-grade fixed maturity securities were residential mortgage-backed securities, compared with 14% at December 31, 2003. Approximately 8% of investment-grade fixed maturity securities were commercial mortgage-backed securities at September 30, 2004 compared with 9% at December 31, 2003. Approximately 17% of the investment-grade fixed maturity securities at September 30, 2004 consisted of asset-backed securities, compared with 14% at December 31, 2003. The majority of investments in asset-backed securities were backed by credit card receivables, automobile loans, manufactured housing loans and home equity loans.

Nonaccrual Loans

Nonaccrual loans are real estate-related investments, or mortgage loans, for which the likelihood of collection of principal or interest is doubtful. Interest does not accrue on real estate-related investments when it is judged that the likelihood of interest collection is doubtful. Troubled real estate-related investments consisted of loans on nonaccrual status primarily related to mortgage loans on properties located in Hawaii. The Hawaii property loans were paid in full in August 2004. The principal received totaled approximately $6.9 million and generated approximately $2.1 million of realized gains from the release of the reserve plus $0.3 million of realized gains from the payoff. There were no loans or reserves for loans on nonaccrual status at September 30, 2004, while $2.1 million was reserved on approximately $7.1 million of mortgage loans at December 31, 2003.

Derivative Instruments

A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement with a notional value of $100.0 million which expires in November 2004 with Zurich Capital Markets, Inc., an affiliated counterparty. The interest swap is a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract are recorded to accumulated other comprehensive income (loss). The terms of the swap contract have been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the quarter ended September 30, 2004 or year ended December 31, 2003.

At September 30, 2004 and December 31, 2003, the swap agreement had a negative market value of approximately $2.2 million and approximately $4.5 million, respectively. The negative market value was included as a component of other accounts payable and liabilities in the accompanying balance sheets. A single net payment is made by one counterparty at each due date. The Company paid approximately $2.4 million and approximately $4.6 million year to date through September 30, 2004, and December 31, 2003, respectively, as settlement for the difference between the fixed-rate and floating-rate interest.

The Company entered into a Modified Coinsurance Agreement with FNWL in December 2003 which requires the separate recording of an embedded derivative in the financial statements. At September 30, 2004 and December 31, 2003, the Company had an embedded derivative of approximately $28.9 million and approximately $25.9 million included as a component of modified coinsurance receivable — related party in the accompanying balance sheet. The increase in the embedded derivative was due to market gains on the supporting assets during the year.

Future Policy Benefits

The following table provides a breakdown of our reserves for future policy benefits:

Future Policy Benefits

(in millions)

	September 30, 2004	December 31, 2003
General account annuities	$407.3	$326.9

Interest-sensitive life insurance and other	24.7	0.1

Ceded future policy benefits	3,969.4	3,992.7

Total	$4,401.4	$4,319.7

Future policy benefits increased $81.7 million, or 2%, at September 30, 2004 from December 31, 2003. The increase in future policy benefits was primarily due to implementation of SOP 03-1, requiring an additional $132.7 million in reserves at September 30, 2004.

Other Policyholder Benefits and Funds Payable

Other policyholder benefits and funds payable decreased approximately $5.1 million, or 3%, to approximately $145.0 million at September 30, 2004 from approximately $150.1 million at December 31, 2003, primarily due to a decrease in unearned BOLI revenue of $4.6 million and a decrease in funds held for the accounts of others of approximately $0.5 million.

Stockholder’s Equity

Stockholder’s equity totaled approximately $492.3 million at September 30, 2004 compared with approximately $638.3 million at December 31, 2003, a decrease of approximately $146.0 million. The decrease in stockholder’s equity in the first nine months of 2004 was primarily due to an increase of approximately $163.9 million in retained deficit due to the net loss, offset in part by an increase in accumulated other comprehensive income of approximately $18.0 million. The increase in retained deficit was mainly due to the adoption of SOP 03-1, which resulted in a $(157.9) million cumulative effect of accounting change, net of tax, and a ($17.6) million impact due to increased reserves. The increase in accumulated other comprehensive income was primarily related to unrealized gains in the fixed maturity investment portfolio. The increase in other comprehensive income was offset by $1.0 million due to the unrealized gains from our MVA products being reclassified from the separate account to the general account.

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

In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains (losses) on investments after tax, from net income (loss). Operating income (loss) is calculated by excluding amortization of intangibles and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends.

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

	Business Segments (in thousands)
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Life	Annuity	Total	Life	Annuity	Total
Net income (loss)	$(899)	$1,532	$633	$(2,952)	$(47,602)	$(50,554)

Net realized investment gains (losses), net of tax	0	$(2,558)	$(2,558)	18	46,156	46,174

Net operating income (loss)	$(899)	$4,090	$3,191	$(2,970)	$(93,758)	$(96,728)

Amortization of intangibles	—	—	—	—	127	127
Operating income (loss)	$(899)	$4,090	$3,191	$(2,970)	$(93,631)	$(96,601)

	Business Segments (in thousands)
	Nine months Ended September 30, 2004			Nine months Ended September 30, 2003
	Life	Annuity	Total	Life	Annuity	Total
Net income (loss)	$(1,247)	$(162,701)	$(163,948)	$5,414	$(32,254)	$(26,840)

Net realized investment gains, net of tax	0	547	547	419	48,956	49,375

Net operating income (loss)	$(1,247)	$(163,248)	$(164,495)	$4,995	$(81,210)	$(76,215)

Amortization of intangibles	—	—	—	—	506	506
Cumulative effect of accounting change, net of tax	—	(157,923)	(157,923)	—	—	—

Operating income (loss)	$(1,247)	$(5,325)	$(6,572)	$4,995	$(80,704)	$(75,709)

Total assets	$10,837,427	$10,381,241	$21,218,668	$10,335,414	$9,392,195	$19,747,609

Total reserve for policyholder benefits in the general account	$835,757	$3,565,642	$4,401,399	$816,616	$3,527,430	$4,344,046
Total separate account liabilities	9,825,887	5,441,281	15,267,168	9,329,178	5,111,654	14,440,832

Total reserve for policyholder benefits	$10,661,644	$9,006,923	$19,668,567	$10,145,794	$8,639,084	$18,784,878

Net operating loss in the life segment decreased $2.1 million to $0.9 million in the third quarter of 2004 compared to a $3.0 million net operating loss in the third quarter 2003. Net operating loss in the life segment increased $6.2 million to $1.2 million in the first nine months of 2004 compared to $5.0 million net operating income in the fist nine months 2003. These increases were largely due to the coinsurance agreement with Bank One.

Net operating income in the annuity segment increased $97.8 million to $4.1 million in the third quarter of 2004 compared to a $93.8 million net operating loss in the third quarter of 2003. Net operating loss in the annuity segment increased $82.0 million to $163.2 million in the first nine months of 2004 compared to an $81.2 million net operating loss in the first nine months of 2003. These decreases were primarily due to the coinsurance agreement with Bank One and from the adoption of SOP 03-1.

Operating loss in the life segment decreased $2.1 million to $0.9 million in the third quarter of 2004 compared to a $3.0 million operating loss in the third quarter 2003. Operating loss in the life segment increased $6.2 million to $1.2 million in the first nine months of 2004 compared to $5.0 million operating income in the first nine months 2003. These increases were largely due to the coinsurance agreement with Bank One.

Operating income in the annuity segment increased $97.7 million to $4.1 million in the third quarter of 2004 compared to a $93.6 million operating loss in the third quarter of 2003. Operating loss in the annuity segment decreased $75.4 million to $5.3 million in the first nine months of 2004 compared to an $80.7 million operating loss in the first nine months of 2003. These decreases were primarily due to the coinsurance agreement with Bank One and the implementation of SOP 03-1.

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

Ratings

As of September 30, 2004, our A.M. Best rating was “A-” (Excellent), with a stable outlook, and our rating from Moody’s Investors Service (“Moody’s”) was “A3” (Good), with a stable outlook. Our Standard & Poor’s (“S&P”) rating at September 30, 2004 was “A-” (Strong) with a stable outlook.

Off-Balance Sheet Transactions

On September 30, 2004, the Company satisfied its obligation to provide a financial guarantee in the form of an extended standby credit enhancement to a third party letter of credit by funding $25.1 million to the issuer of the letter of credit. This standby credit enhancement was in support of bonds issued to finance the development of a certain retirement property in Texas, with an original expiration date of March 22, 2004. On March 15, 2004, the agreement was extended to September 30, 2004 in exchange for a nominal fee.

In the first week of October 2004, the third party fulfilled its obligation to the Company by relinquishing its rights to the collateral pool assets, valued at approximately $18.0 million, and paying the Company $7.1 million in cash. In conjunction with the transaction, the United States Treasury bond valued at $28.4 million previously deposited with the issuer of the letter of credit has been released.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

The following discussion covers market risks associated with investment portfolios that support the Company’s general account liabilities. We do not address market risks associated with investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes any market risks. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2003 and September 30, 2004.

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

At September 30, 2004 and December 31, 2003, the guaranteed value in excess of the contract values for GMDB benefits was approximately $629.1 million and $462.8 million, respectively; the comparable GRIB rider values were approximately $605.1 million and $442.8 million, respectively. The decrease in guaranteed value was primarily due to increases in the separate account contract values in relation to the guarantees.

FAS 97 only allowed GRIB reserves for policyholders that were deemed to have elected annuitization because their contract values were substantially below the guaranteed values. GMDB reserves were held for all policies. Prior to implementation of SOP 03-1, no additional liabilities for future policy benefits related to the GMDB or GRIB were established. The combined GMDB and GRIB reserves at December 31, 2003 were $46.6 million. Subsequent to SOP 03-1, the combined GMDB and GRIB reserves at September 30, 2004 were $89.6 million.

Management also estimates the impact to its expected future GMDB and GRIB payments in the event of extreme adverse market conditions. For example, in the event of an immediate decline of 10% in contractholders’ account values as December 31, 2003 due to equity market declines, the gross reserves for GMDB and GRIB would have increased by $6.7 million and $0.8 million, respectively. At September 30, 2004, in the event of an immediate decline of 10% in contractholders’ account values due to equity market declines, the reserves for GMDB and GRIB would increase by approximately $6.1 million and $25.7 million, respectively. The change between December 31, 2003 and September 30, 2004 in the impact of a 10% equity market decline on the GRIB and GMDB reserves was primarily due to implementation of SOP 03-1. SOP 03-1 resulted in an increase in GRIB and GMDB liabilities thereby impacting the GRIB and GMDB reserves. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flows of equity market declines as a result of this guarantee. Our actual payment experience in the future may not be consistent with the assumptions used in our model.

We also are exposed to equity risk in DAC, as equity portfolio valuation fluctuations impact DAC amortization, because projected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. At September 30, 2004 and December 31, 2003, in the event of a 10% decrease in the separate account assets, the DAC amortization would increase by approximately $5.7 million and approximately $1.0 million respectively. The selection of a 10% immediate decline of separate account assets should not be construed as a prediction by management of future events, but only as illustration of the potential impact of such an event.

ITEM 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information, including information required to be included in our periodic SEC reports on a timely basis. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

During the third quarter and first nine months of 2004, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no significant changes in our internal controls, or in other factors affecting our internal controls, since September 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. Other Information

Legal Proceedings

We have been named as a defendant in certain lawsuits incidental to our insurance business. Management believes that the resolution of these various lawsuits will not result in any material adverse effect on our financial position or consolidated results of operations.

Regulatory Proceedings

In connection with a recent industry-wide probe, the Company, along with other insurers, received inquiries on November 1 and 8, 2004 from the North Carolina and Illinois departments of insurance related to compensation and marketing arrangements. Such inquiries were made in the form of a subpoena and demand for production of information. The Company is complying with the inquiries and responding in due course. The Company is currently evaluating these inquiries and has not yet determined the impact, if any, to the Company. The Company may receive similar inquiries from other state insurance departments.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) EXHIBITS.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K.

      None.

Kemper Investors Life Insurance Company

FORM 10-Q

For the fiscal period ended September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kemper Investors Life Insurance Company (Registrant)

Date: November 15, 2004	By:	/s/ Diane C. Davis
Diane C. Davis
Chief Executive Officer

Date: November 15, 2004	By:	/s/ Matthew W. Kindsvogel
Matthew W. Kindsvogel
Chief Financial Officer