Form 10-K
period 2004-12-31
KEMPER INVESTORS LIFE INSURANCE CO
filed 2005-03-30
CIK 351754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0. As of March 30, 2005, there were outstanding 250,000 shares of common stock, $10.00 par value per share, of the registrant.

*	Pursuant to Rule 429 under the Securities Act of 1933, this Form 10-K also relates to Commission file numbers 333-22389, 333-32632, 333-54252, 333-111497, 333-86044 and 333-121565

Documents incorporated by reference:

None.

KEMPER INVESTORS LIFE INSURANCE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2004

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

Sales and Reinsurance Ceded/Assumed

BANK ONE

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

Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase & Co., with JPMorgan Chase & Co. being the surviving entity. On November 1, 2004, FKLA changed its name to Chase Insurance Life and Annuity Company, ZLICA changed its name to Chase Insurance Life Company and ZLICONY changed its name to Chase Insurance Life Company of New York. These entities will be referred to in this Form 10K as FKLA, ZLICA and ZLICONY.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated May 29, 2003 (the “Purchase Agreement”), among ZHCA, Kemper, the Company, ZFS (solely for purposes of certain sections), Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (solely for purposes of certain sections). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct, Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA which, pursuant to a Management Agreement, administers the day-to-day operations of FLA. BOIH further agreed to acquire control of all the Company’s Subsidiaries.

Upon the Closing of the transactions contemplated by the Purchase Agreement, including the Coinsurance Agreement, effective as of the Closing (the “Coinsurance Agreement”), the Company ceded to FKLA, and FKLA assumed on a coinsurance basis, 100% of the General Account Liabilities. The “General Account Liabilities” included all of the Company’s gross liabilities and obligations, including benefits, claims, taxes, commissions and assessments for certain types of existing individual and group life insurance policies and annuity contracts (the “Reinsured Policies”), except for certain retained liabilities. The Reinsured Policies also included certain policies that have been written by the Company for a period of twelve months subsequent to the Closing.

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

In consideration of FKLA’s assumption of the General Account Liabilities, the Company transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets,” as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At December 31, 2004 and 2003, the general account reserves, as defined by the Coinsurance Agreement, were $3.5 billion and $3.6 billion, respectively.

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

The “Ceding Commission”, discussed above, was $120 million, subject to a market value adjustment with respect to the Transferred Coinsurance Assets. The Ceding Commission was not transferred from FKLA to the Company, but rather was withheld from the investment assets transferred from the Company to FKLA as part of the Transferred Coinsurance Assets. Both the Company and FKLA finalized their settlement in February 2004. The resulting closing adjustment resulted in a decrease of $9.3 million in payable to reinsurers in the Company’s balance sheet as of February 2004.

The Company remains primarily responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and is not relieved of its obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.4 billion for 2004 and $3.5 for 2003. Separate account assets that support the Separate Account Liabilities, but were not ceded to FKLA under the modified coinsurance arrangement, totaled $3.9 billion in 2004 and $3.6 billion in 2003.

Prior to the Closing, the Company and FKLA shared common management and employees and FKLA performed the administration of the Company’s business through an administrative services arrangement. With the sale of FKLA to BOIH, the Company established post-Closing Date service arrangements for the operation of its business on both a short-term and long-term basis. On a long-term basis, the overall corporate and business administration of the Company has been and will continue to be performed by its affiliate, Farmers New World Life Insurance Company (“FNWL”), subject to the oversight of our new officers, directors and employees. For an interim period of one year, pursuant to a transition services agreement, FKLA provided transition services to the Company and FNWL with respect to the overall operations of the Company including legal support services, accounting and financial operations services and support, actuarial services and support, information technology services and support, policyholder and distributor services and support, distributor relationship management services, product management services, tax administration support services, disaster recovery, system conversion services and other services as required. Subsequent to the expiration of the transition services agreement, the Company and FNWL have performed such services. In addition to providing transition services, FKLA also provided administrative services with respect to the Company’s DESTINATIONSSM business. In September 2004, the administration of the DESTINATIONSSM business was transferred to a third party administrator.

The Reinsured Policies and BOLI business have been and will continue to be administered by FKLA on a long-term basis subject to the oversight of the Company. As part of the Coinsurance Agreement, FKLA is responsible for providing certain administrative services with respect to the Reinsured Policies. This includes, but is not limited to, policy and policyholder administration, separate account administration, preparing accounting and actuarial information, and certain aspects of legal compliance.

On September 3, 2003, Kemper, the sole shareholder of the Company, elected a new Board of Directors and a new senior management team. None of the individuals serving on KILICO’s Board of Directors or in senior management positions prior to the Closing Date serve in any capacity as directors or officers of the Company.

In the third quarter of 2003, the Company exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were excluded from the companies acquired by BOIH as outlined in the Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets received by the Company and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million.

FNWL

The Company entered into a modified coinsurance treaty (“Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, FNWL. FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. In exchange, the Company paid an initial ceding commission of $36.5 million. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities are assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement.

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

Our fixed and variable annuities generally have surrender charges that are a specified percentage of policy values or premiums which decline as the policy or premium ages. Several of our variable annuities offer a Market Value Adjustment Option (“MVA Option”) which provides fixed accumulations that are adjusted up or down if a withdrawal (including a transfer or annuitization) occurs before the maturity of the Guarantee Period. The Market Value Adjustment (“MVA”) generally reflects the relationship between current interest rates at the time of withdrawal and the interest rate guaranteed for the term of the Guarantee Period. General account annuity and interest-sensitive life policies are guaranteed to accumulate at specified interest rates but allow for periodic crediting rate changes.

Products

With the exception of certain policies to be written under the Coinsurance Agreement, as of December 31, 2003, the Company ceased selling any new business Effective as of the Closing, we reinsured the majority of our business through the Coinsurance Agreement with FKLA. The Company is continuing to receive premium on the following products:

•	DESTINATIONSSM is a registered individual and group variable, fixed and market value adjusted deferred annuity product. DESTINATIONSSM currently offers 39 variable subaccount investment options with various investment managers, ten guaranty periods, a fixed account option, dollar cost averaging, Guaranteed Minimum Death Benefit (“GMDB”) and Guaranteed Retirement Income Benefit (“GRIB”) options. The GRIB was an optional benefit to the DESTINATIONSSM variable annuity for an additional asset-based fee. It allows for a proxy account value, called the GRIB Base, to be applied to the guaranteed annuity factors (settlement option purchase rates) in the contract. The GRIB and GMDB Base prior to attained age 80 is the greatest of:

•	the contract value (account value),

•	the greatest anniversary value before the exercise (annuitization) date, or

•	purchase payments minus previous withdrawals, accumulated at 5% interest per year to the annuitization date.

•	ArchwaySM and Scudder ZS4 are registered individual and group variable and market value adjusted deferred annuities. ArchwaySM offers contractholders 61 different variable subaccount investment options with various investment managers while Scudder ZS4 offers a total of 41 different variable subaccount investment options with various investment managers. These products have a four-year surrender charge period and a 10% free withdrawal option. In addition, there are two optional death benefit riders that allow contractholders to allocate contract value to the equity market, while still providing valuable family protection.

•	Zurich Classic II, an individual and group fixed annuity, offers contractholders a number of guaranteed interest periods from which to choose.

•	Zurich Preferred Plus, a registered individual and group variable annuity and market value adjusted deferred annuity, offers contractholders 62 different variable subaccount investment options with various investment managers.

•	Zurich Preferred, a registered individual and group variable and market value adjusted deferred annuity, offers contractholders 62 different variable subaccount investment options with various investment managers.

•	Zurich Kemper Lifeinvestor, a registered flexible premium variable universal life product, permits policyholders to allocate premiums among 41 different subaccount investment options with various investment managers.

•	Zurich Classic is an individual and group fixed annuity.

•	Variable BOLI is a group variable life insurance contract primarily marketed to banks and other large corporate entities.

•	A series of non-registered Variable Individual Universal Life Insurance contracts were marketed primarily to high net worth individuals.

Investors Brokerage Services, Inc., a wholly-owned subsidiary through September 3, 2003, and BFP Securities, LLC, an affiliated broker-dealer, are the principal underwriters of our registered variable annuity and variable life products. BFP Securities, LLC is also the primary wholesaling distributor of our BOLI products.

A majority of our products are reinsured through the Coinsurance Agreement with FKLA discussed above, and we also have reinsurance agreements in place where we are the assuming party to the agreement (see “Reinsurance” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K).

Currently, interests under contracts relating to the MVA Option have been registered under the Securities Act of 1933, as amended (the “1933 Act”). The Company is contemplating revising its MVA Options by putting a “floor” on the MVA feature and increasing the guaranteed interest rate to 3% on those Guarantee Period Values currently crediting less than 3%. The “floor” will ensure that, regardless of any changes in interest rates, the return on Guarantee Period Value on and after the effective date of the revision (before any deductions for contract charges) will not be less than the contract’s new minimum guaranteed interest rate of 3% per annum. The specific terms of this change would be described in an MVA Endorsement that would be issued on all applicable annuities. As a result of the issuance of an MVA Endorsement, interests under the contracts relating to the MVA Option would no longer be registered under the 1933 Act, as amended. The Company anticipates that a revision to the MVA option may be effected as early as April 1, 2005. In connection with the revision of the MVA Option, the Company intends to file a Form 15 with the Securities and Exchange Commission (the “SEC”) to notify the SEC that it no longer has a duty to file reports under Section 15(d) of the Securities Exchange Act of 1934.

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

Readers are encouraged to refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed discussions of the components of these non-GAAP financial measures, how they differ from GAAP financial measures, how management uses this information and a reconciliation of these non-GAAP measures to the most directly comparable GAAP financial measures.

Business Segments

The Company has two primary operating segments, life insurance and annuities. These two operating segments reflect the way we manage our operations and make business decisions. Required financial information by business segment is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 14 of the “Notes to Consolidated Financial Statements” of this Form 10-K.

Ratings

Ratings are an important factor in establishing the competitive position of life insurance companies. Rating organizations continue to review the financial performance, the condition of life insurers, and their investment portfolios. Any reductions in our claims-paying ability or financial strength ratings could result in our products or future products being less attractive to consumers. Any reductions in our Parent’s ratings could also adversely impact our financial flexibility.

According to Best’s Insurance Reports, 2004, as of September 30, 2004, we ranked 55th by admitted assets and 151st by capital and surplus out of the top 250 life insurers.

As of December 31, 2004, our A.M. Best Company (“A.M. Best”) rating was “A-” (Excellent), with a stable outlook, and our rating from Moody’s Investors Service was “A3” (Good), with a stable outlook. Our Standard & Poor’s rating was “A-” (Strong) with a stable outlook.

Competition

We ceased selling new products in 2003, and therefore, no longer face the highly competitive pressures typically encountered in the insurance industry.

Employees

At December 31, 2004, we had 11 employees and we also used certain services of FNWL. Previously, per the Coinsurance Agreement and transition services agreement, we used certain services of FKLA employees. During the majority of 2003 and all of 2002, the Company’s personnel were employees of FKLA. Expenses were allocated to the Company for the utilization of FNWL and FKLA employees and facilities.

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

Insurance holding company laws enacted in many states grant additional powers to state insurance commissioners to regulate acquisitions of and by domestic insurance companies, to require periodic disclosure of relevant information and to regulate certain transactions with related companies. These laws also impose prior approval requirements for certain transactions with affiliates and generally regulate dividend distributions by an insurance subsidiary to its holding company parent. In addition, certain of our variable life insurance and variable annuity products, and the related separate accounts, are subject to regulation by the SEC.

In connection with a recent industry-wide probe, the Company, along with other insurers, received inquiries on November 1 and 8, 2004 from the North Carolina and Illinois Departments of Insurance, respectively, related to compensation and marketing arrangements. Such inquiries were made in the form of a subpoena and demand for production of information. The Company is complying with the inquiries and responding in due course. The Company is currently evaluating these inquiries and has not yet determined the impact, if any, to the Company. The Company may receive similar inquiries from other state insurance departments.

In addition to the above, ZFS, the parent of the Company, has received subpoenas from the SEC and the Office of the New York Attorney General requesting information regarding non-traditional products. These subpoenas, while not addressed directly to the Company, cover any such products that may have been purchased or sold by the Company. ZFS is cooperating with the authorities in providing documents and information. Other companies in the industry have also received such subpoenas.

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

Based on statutory financial data as of December 31, 2004, we had two ratios outside the usual ranges: the adequacy of investment income ratio and the change in premium ratio. The adequacy of investment income ratio was outside the usual range primarily due to interest on supplemental contracts under coinsurance agreements. If the ratio were adjusted for the coinsured interest, it would have fallen within the expected range. The change in premium ratio was outside the usual range primarily due to the amounts ceded and assumed under the FKLA and FNWL reinsurance agreements, respectively.

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

Other than certain states requesting routine quarterly financial reporting or explanations of the underlying causes for certain ratios, no state regulators have taken any action due to our IRIS ratios for 2004 or earlier years.

Regulation of Dividends and Other Payments

Dividend distributions from us to our sole stockholder are restricted by state insurance laws. In Illinois, where we are domiciled, if a proposed dividend, together with other distributions during the 12 preceding months, would exceed the greater of (a) ten percent of our statutory surplus as regards policyholders as of the preceding December 31, or (b) our statutorily adjusted net income for the preceding calendar year, then the proposed dividend must be reported to the director of insurance at least 30 days prior to the proposed payment date. The dividend then may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized capital gains. In 2004, the Company did not pay any dividends. A $10.0 million dividend was paid to Kemper in the third quarter of 2003 in conjunction with the asset transfer pursuant to the Purchase Agreement which was approved by the Illinois Department of Insurance. The Company cannot pay any dividends in 2005 without the approval of the Illinois Department of Insurance.

In connection with the Purchase Agreement, the Company is restricted from paying dividends or making any other distributions of capital or surplus for a period of four years from the date of the Purchase Agreement.

Risk-based Capital and Asset Adequacy

Under Illinois’s asset adequacy and risk-based capital rules, state regulators may mandate remedial action for inadequately reserved or capitalized companies. The asset adequacy rules are designed to ensure that assets supporting reserves are adequate to cover liabilities under a variety of economic scenarios. The focus of risk-based capital rules is a risk-based formula that applies prescribed factors to various risk elements in an insurer’s business and investments to develop a minimum capital requirement designed to be proportional to the amount of risk assumed by the insurer. At December 31, 2004 our risk-based capital ratio was 373% compared to 353% at December 31, 2003. Our capital levels exceed minimum risk-based capital requirements, and reserves are in compliance with applicable asset adequacy rules.

Guaranty Fund Assessments

Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. At December 31, 2004 and 2003, our accrued liability related to state insurance guaranty association laws was approximately $3.3 million and $3.4 million, respectively. While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

The Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.” Until passage of the GLBA, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. As a result of GLBA, the ability of banks to affiliate with insurers may affect the Company by substantially increasing the number, size and financial strength of potential competitors. Privacy provisions of GLBA became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions, including U.S. insurers, to their consumer customers.

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

Kemper Investors Life Insurance Company

Financial Reporting

3003 77th Avenue SE

Mercer Island, WA 98040

Item 2. Properties

We currently share office space with an affiliated company, FNWL, in Mercer Island, Washington. We make payments for our share of rent and overhead expenses based on a general allocation from FNWL.

Item 3. Legal Proceedings

We have been named as defendant in certain lawsuits incidental to our insurance business. Our management believes that the resolution of these various lawsuits will not result in any material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holder

No matters were submitted for a vote of our stockholder during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

(a)	There is no established public trading market for the Company’s common stock. Kemper owns all of the common stock of the Company as of the date of this filing.

(b)	Not applicable.

(c)	In the third quarter of 2003, the Company exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were to be excluded from the companies acquired by BOIH as outlined in the Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets received by the Company and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million. Refer to Regulatory Environment – Regulation of Dividends and Other Payments in Item 1 for further information relative to dividends.

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

	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000
Total revenue	$180.1	$382.6	$380.8	$398.3	$360.9

Net income (loss) excluding realized investment results, net of tax	$(145.8)	$(64.2)	$(168.5)	$38.2	$53.7

Net income (loss) before goodwill impairment and cumulative effect of accounting change	$12.6	$(9.2)	$9.4	$51.6	$48.3

Net income (loss)	$(145.3)	$(9.2)	$(169.0)	$51.6	$48.3

Financial summary:
Total separate account assets	$15,916.6	$15,122.2	$13,547.4	$13,108.8	$11,179.6

Total assets	$21,634.5	$21,106.4	$18,666.3	$18,089.8	$16,006.6

Future policy benefits and Deposit liability- -coinsured business	$3,995.7	$4,098.5	$4,111.5	$3,634.2	$3,588.1

Stockholder’s equity	$511.2	$638.3	$723.8	$818.0	$730.1

The Company had no long-term debt obligations at December 31st in any of the years presented in the table above.

As is fully described in this Item under the caption “Effects of New Accounting Pronouncements” and in Item 8, Note 15 of the “Notes to Consolidated Financial Statements”, with the initial adoption of the Accounting

Standards Executive Committee of the American Institute of Certified Public Accountants’ (“AcSEC”) final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP” or “SOP 03-1”). Effective January 1, 2004, we have adopted SOP 03-1 which resulted a cumulative effect of accounting change of $(157.9) million.

The Company executed two significant coinsurance agreements during 2003 which are discussed in the Reinsurance section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Item 8, Note 3 of the “Notes to Consolidated Financial Statements”. Comparison of 2004 and 2003 to prior years is impacted by these coinsurance agreements.

As further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we wrote down our goodwill asset as of January 1, 2002, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, issued in July 2001 (“SFAS 142”). The 2002 write-down totaled $178.4 million. As of December 31, 2002, there was no goodwill remaining on the books of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the SEC, press releases, presentations by the Company or its management or oral statements) about markets for our products and trends in our operations or financial results, as well as other statements including, but not limited to, such words as “anticipate,” “believe,” “include,” “plan,” “estimate,” “assume,” “expect,” “project,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, among other things:

(i)	general economic, market and political conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of KILICO to conduct its business, the market value of our investments and the lapse rate and profitability of our contracts,

(ii)	various domestic or international military or terrorist activities or conflicts,

(iii)	volatility in the securities markets,

(iv)	changes in estimates of our reserves for future policy benefits and claims,

(v)	changes in our assumptions related to deferred policy acquisition costs,

(vi)	our exposure to contingent liabilities, catastrophe losses, and investment losses,

(vii)	changes in our claims-paying or credit ratings,

(viii)	the effect of changes in accounting, policies and practices as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters,

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

(xii)	new laws and regulations, including the Sarbanes-Oxley Act of 2002 and related regulations,

(xiii)	litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources,

(xiv)	losses we may incur from assumed reinsurance business,

(xv)	our inability to retain personnel who are key to our business,

(xvi)	the risk factors or uncertainties listed from time to time in our other filings with the SEC, and

(xvii)	the ability of our third party administrators to perform transaction processing services and other related services.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future results or otherwise.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments, which are addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8, Note 1 of the “Notes to Consolidated Financial Statements” of this Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Deferred Insurance Acquisition Costs

The costs of acquiring new business, principally commission expense and certain policy issuance and underwriting expenses, have been deferred to the extent they are recoverable from estimated future gross profits (“EGPs”) on the related contracts and policies. The deferred insurance acquisition costs (“DAC”) for annuities, separate accounts and interest-sensitive life insurance products are amortized over the estimated contract life in relation to the present value of EGPs, arising principally from projected investment margins, mortality and expense margins and surrender charges. DAC related to such interest-sensitive products also reflect the estimated impact of unrealized gains or losses on fixed maturity securities held as available-for-sale in the investment portfolio, through a charge or credit to accumulated other comprehensive income, net of income tax.

Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company was to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity business.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, the assumptions for products accounted for in accordance with SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. As a result of the adoption of SOP 03-1, $ 236.5 million of DAC was amortized to reflect the reduction in EGPs in the amount by which future revenues offset future benefits in the reserve calculation.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company monitors the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely monitors its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts are invested in the equity market.

Future Policy Benefits

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. In July 2003, the AcSEC issued SOP 03-1, which the Company adopted effective January 1, 2004. In accordance with the provisions of SOP 03-1, a liability has been established for GMDB and GRIB benefits in excess of account values. SOP 03-1 modified how liability reserves are calculated for the variable annuity contracts issued by the Company. Prior to SOP 03-1, a GMDB reserve was established for all contracts and a GRIB reserve was established only for contracts deemed to have annuitized. These reserves reflected the present value of future benefits with no offset against future revenues. Under SOP 03-1, a reserve is established for all contracts, resulting in additional recognition of future policy benefits. However, the reserve is reduced by a percentage of future revenues, resulting in a relatively small reserve increase at implementation. (Refer to “Cumulative Effect of Accounting Change, Net of Tax” and “Effects of New Accounting Pronouncements” in this Item and Item 8, Note 15 to the “Notes to Consolidated Financial Statements”.)

Current interest rates credited during the contract accumulation period range from 0.3% to 7.4%. Future minimum guaranteed interest rates vary from 2.0% to 4.5%. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 2.5% to 12.0%.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Assumed investment yields are by policy duration and range from 4.2% to 4.6% over 20 years.

Our liability for unpaid claims and claim adjustment expenses, which is included in “Other accounts payable and liabilities”, is less than 1% of total liabilities as of December 31, 2004 and 2003. Unpaid claims and claim adjustment expenses includes estimates of claims that we believe have been incurred, but have not yet been reported (“IBNR”) as of December 31, 2004 and 2003. These IBNR estimates, which are based on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the current period in the “Claims incurred and other policyholder benefits” caption in our consolidated statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

Policy Loans

Many policies that accumulate cash value contain provisions that allow the policy owner to “borrow” against or to use the cash value. When a loan balance is present on a policy, annual interest is charged on the policy anniversary. If a payment is not made, the interest amount is added to the loan balance. Interest may be charged in advance or arrears depending on the plan and interest rates also vary by plan. An overloan situation may occur if the value of the policy is less than the amount of the loan. Overloans usually occur when a premium is not paid and the automatic premium loan provision is applied or when the annual loan interest is charged and not paid and the maximum available cash value has been used. In the case of an overloan situation, the policy owner is notified of the requirements to continue coverage prior to policy termination. Policies that terminate because of an overloan may be considered for reinstatement. Normal reinstatement guidelines are followed and the amount of money requested for reinstatement includes the loan interest. Policy loans are carried at unpaid balances and reduce liabilities for future policy benefits.

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

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans or real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Federal Income Taxes

Beginning with the year ended December 31, 2002, the Company has filed a consolidated federal income tax return with ZHCA. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe or receive. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differs from its estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

A written agreement provides the method of allocating tax between the Company and ZHCA. In general, allocation is based upon a separate return calculation with an immediate benefit for a taxable loss. Intercompany tax balances are settled within thirty days after: the filing of the consolidated federal income tax return, the payment of an estimated payment, an additional assessment of the consolidated tax liability, a refund of the consolidated tax liability or any other reduction to the Company’s apportioned tax liability in accordance with the tax sharing agreement.

NON-GAAP FINANCIAL MEASURES

We analyze operating performance using non-GAAP financial measures titled operating income (loss) and net operating income (loss). For our reporting segments, operating income (loss) and net operating income (loss) are the basis by which management evaluates segment operating results. Operating income (loss) is calculated by excluding amortization of goodwill and intangibles, goodwill impairment, and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income. We calculate net operating income (loss) by adjusting net income (loss) to exclude net realized gains and losses on investments, after tax. Operating income (loss) and net operating income (loss), or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance. Other non-GAAP financial measures used by management include Sales (see “Premium Income” section) and Policyholder surrenders, withdrawals and death benefits (see “Claims Incurred and Other Policyholder Benefits” section).

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

The following tables reconcile our reported net (loss) to net operating income (loss) and net income (loss) to operating income (loss) for each of the last three years.

	Year Ended December 31,
	2004	2003	2002
(in millions)
Net loss	$(145.3)	$(9.2)	$(169.0)
Less: Net realized investment gains (losses), net of tax	0.5	55.0	(0.5)

Net operating loss	$(145.8)	$(64.2)	$(168.5)
Less:
Goodwill impairment	—	—	(156.5)
Amortization of goodwill and other intangibles	—	(0.5)	(0.8)
Cumulative effect of accounting change, net of tax	(157.9)	—	(21.9)

Operating income (loss)	$12.1	$(63.7)	$10.7

RESULTS OF OPERATIONS

Components of Net Loss

The following table reflects the components of our net loss during the past three years:

	2004	2003	2002
(in millions)
Total revenue	$180.1	$382.6	$380.8
Total benefits and expenses	(168.0)	(407.1)	(530.2)

Income (loss) before income tax (benefit) expense	12.1	(24.5)	(149.4)
Income tax (benefit) expense	(0.5)	(15.3)	(2.3)
Cumulative effect of accounting change, net of tax	(157.9)	—	(21.9)

Net loss	$(145.3)	$(9.2)	$(169.0)

We recorded a net loss of $145.3 million in 2004, compared with a net loss of $9.2 million in 2003 and a net loss of $169.0 million in 2002. The net loss in 2004 resulted primarily from a $157.9 million cumulative effect adjustment to earnings. The adjustment resulted from our adoption of SOP 03-1 and is more fully discussed below in “Effects of New Accounting Pronouncements” in this Item. Net income in 2004 before the $157.9 million cumulative effect of accounting change, net of tax, was $12.1 million compared to a net loss in 2003 of $24.5 million. Revenue in 2004 decreased by $202.5 million compared to 2003, while benefits and expenses decreased by $239.1 million due to a significantly different structure of the Company following the closing of the Purchase and Coinsurance Agreements.

The net loss in 2003 was significantly impacted by fully amortizing the insurance acquisition costs as a result of the Purchase Agreement. Deferral of insurance acquisition costs and amortization of insurance acquisition costs were $163.6 million higher in 2003 than 2002. These increased expenses were offset in part by an increase in realized investment gains in 2003, compared to 2002. The net loss in 2002 was primarily attributable to the adoption of SFAS 142, Goodwill and Other Intangible Assets, which generated a $21.9 million loss upon adoption of the new accounting standard. In addition, in September 2002 the Board of Directors of the Company’s indirect 100% shareholder, ZFS, approved a plan to improve the profitability of ZFS and its subsidiaries. Under this plan, ZFS considered a number of strategic options, many of which would impact the recoverability of the carrying value of certain assets. Among the assets affected by the plan was the goodwill associated with the 1996 acquisition of the Zurich Life companies by ZFS. As a result, the Company recorded a complete write-off of the remaining goodwill related to the acquisition of $156.5 million in 2002.

We recorded operating income of $12.1 million in 2004, compared with an operating loss of $63.7 million in 2003, an increase of $75.8 million, or 119%. This was primarily due to a decrease in amortization of DAC and value of business acquired (“VOBA”) by $139.8 and $56.8 million, respectively, resulting from blocks of business that were ceded to Bank One in the third quarter of 2003 and implementation of SOP 03-1. These were offset by a $135.3 million decrease in investment income resulting from the transfer of invested assets to FKLA as discussed below in “REVENUE-Net Investment Income”.

We recorded an operating loss of $63.7 million in 2003, compared with operating income of $10.7 million in 2002, a decrease of $74.4 million, or 695%. The decrease was primarily due to a $65.7 million decline in investment income resulting from lower yielding securities due to a lower interest rate environment and increased amortization of DAC and VOBA by $116.8 million and $36.0 million, respectively, offset by a decline in the DAC, claims incurred and commission expenses of $46.8 million, $49.0 million and $38.5 million, respectively.

REVENUE

Net Investment Income

Pre-tax net investment income totaled $26.8 million in 2004, compared with $162.1 million in 2003, and $227.8 million in 2002. This represents a decrease in 2004 of $135.3 million, or 83.5% as compared with 2003, and a decrease in 2003 of $65.7 million, or 28.8%, compared to 2002. This includes our share of the operating results from equity investments in real estate. The decrease in investment income in 2004 compared to 2003 was primarily due to the Coinsurance Agreement with FKLA, which resulted in the transfer of invested assets, with an aggregate fair value of approximately $3.2 billion in September 2003. This decline in invested assets along with the decline in yields on our investment portfolio resulted in lower investment income in 2004 as compared to prior years. Included in the 2004 pre-tax investment income is $2.7 million of income that is allocable to policyholders and separate accounts, in accordance with SOP 03-1. Income allocable to policyholders and separate accounts was not included in investment income in prior years since the provisions of SOP 03-1 did not become effective for the Company until January 1, 2004. The decrease in pre-tax net investment income in 2003 was largely due to the transfer of $3.2 billion of invested assets to FKLA pursuant with the Coinsurance Agreement.

Spread revenue decreased in 2004 and 2003, compared with 2002, due to a larger decrease in investment income than the decrease in interest credited to policyholders.

Investment income for the past three years has been negatively impacted by purchase accounting adjustments. Under purchase accounting, the fair value of the fixed maturity investments as of January 4, 1996, the date Kemper was acquired by ZFS, became the new cost basis in those investments. The difference between the new cost basis and original par is then amortized against investment income over the remaining effective lives of the fixed maturity investments. As a result of the interest rate environment since January 4, 1996, the market value of the fixed maturity investments was approximately $133.9 million greater than original par. Premium amortization decreased investment income by approximately $0.2 million, $0.9 million, and $1.9 million in 2004, 2003, and 2002, respectively.

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

	Year Ended December 31,
	2004	2003	2002
(in millions)
Real estate-related investments	$0.1	$0.9	$1.0
Fixed maturity investments	—	—	1.7

Total	$0.1	$0.9	$2.7

Net Realized Investment Gains (Losses)

The following table provides the breakdown by type of investment sold for net realized investment gains (losses), net of tax.

Net realized investment gains and (losses), net of tax

(in millions)

	Year Ended December 31,
	2004	2003	2002
Fixed maturity securities	$2.6	$51.8	$22.0
Fixed maturity write-downs	(5.0)	(1.6)	(12.0)
Real estate-related gains	2.9	0.5	0.6
Other gains (losses), net	—	4.3	(11.1)

Total	$0.5	$55.0	$(0.5)

Net after-tax realized investment gains decreased $54.5 million, or 99.1% to $0.5 million in 2004 as compared to after-tax realized gains of $55.0 million in 2003. Net realized investment gains in 2003 represent an increase of $55.5 million, or 11100% as compared to the net after-tax realized loss of $0.5 million in 2002. Net realized investment gains in 2004 were primarily due to the sales of certain fixed maturity securities during the first quarter of 2004, which were sold to fund settlement of the Purchase Agreement, as well as release of reserves held for certain real estate investments of $2.7 million. In addition, the Company realized a $0.2 million after tax gain on the settlement of an outstanding mortgage loan in August 2004. The principal received totaled approximately $7.0 million and generated an additional $0.2 million of realized after-tax gains from the payoff. On September 30, 2004, the Company satisfied its obligation to provide a financial guaranty in the form of an extended standby credit enhancement to a third party letter of credit for property development in Texas (see “Off-Balance Sheet Transactions” in this Item). The realized gains were partially offset by after-tax impairment losses of $4.0 million on a fixed maturity security and $1.0 million on a preferred stock due to other-than-temporary impairment. Management has reviewed and performed testing on the assessment of impairment for both the fixed maturity security and the preferred stock. As a result, the Company has concluded that the decline in value was not recoverable. The fixed maturity security and preferred stock were subsequently sold in October and September 2004, respectively.

Net realized investment gains on fixed maturity securities in 2003 were primarily due to the transfer of assets under the Coinsurance Agreement with FKLA. The $1.6 million of after-tax write-downs are related to other-than-temporary declines in value of certain airline issues. Net realized investment gains on fixed maturity securities in 2002 were primarily due to the sale of securities in a decreasing interest rate environment that resulted in higher market values in fixed maturity investments. Significantly offsetting these realized gains in 2002 were other-than-temporary declines in value of certain securities due to credit-related concerns about a number of issuers and collateralized bond obligation impairment losses related to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). These write-downs totaled $12.0 million after tax in 2002. The other gains, net, for 2003 were primarily due to the transfer of assets under the Coinsurance Agreement with FKLA. The other realized losses for 2002 consisted primarily of a write-down on a leveraged lease that covered two aircraft. The aircraft are leased by United Airlines (“UAL”) and were written down to zero subsequent to UAL filing Chapter 11 bankruptcy in the fourth quarter of 2002. The after-tax write-down totaled $11.4 million.

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

We regularly monitor our investment portfolio and as part of this process review the assets for possible impairments of carrying value according to Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which replaced “EITF 99-20” in March 2004 (see “Investments” section). Because the review process includes estimates involving changing economic conditions and other factors, there can be no assurance that current estimates will prove accurate over time. See further discussion of EITF 03-1 at “Effects of New Accounting Pronouncements” in this item.

Premium Income

During 2003, we primarily received premiums from renewal business and a lesser proportion from new business. We discontinued all new sales of our products during 2003 and, as of December 31, 2004, we do not offer any products for new business, but continue to receive premium income from renewal business.

The Company regularly monitors and reports a non-GAAP financial measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period. Sales should not be viewed as a substitute for revenues or premium income determined in accordance with GAAP, and the Company’s definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues and premium income. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. As a result of the discontinuance of new sales of our products during 2003, premium income currently is generated from renewal business and is reported as policy charges, life insurance premiums, net investment income and other revenues.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The following table reflects our sales and reinsurance assumed:

Sales and reinsurance assumed

(in millions)

	Year Ended December 31,
	2004	2003	2002
Annuities:
Variable	$355.6	$481.4	$979.3
Fixed	23.4	217.0	370.3
Fixed assumed	70.8	743.7	—

Total annuities	449.8	1,442.1	1,349.6

Life Insurance:
Separate account business-owned variable universal life (“BOLI”)	135.5	283.5	863.7
Separate account variable universal life	10.8	12.3	17.7
Term life	0.5	3.5	3.7
Interest-sensitive life	1.0	1.2	1.1

Total life	147.8	300.5	886.2

Total sales	$597.6	$1,742.6	$2,235.8

Sales of annuity products consist of total deposits received, which are not recorded as revenue within the consolidated statements of operations. Variable annuity deposits, including deposits under the fixed account option, decreased $125.8 million, or 26%, in 2004, compared with 2003, and decreased $497.9 million, or 51%, in 2003, compared with 2002. The decrease in the variable annuity deposits over both years was primarily due to lower sales of our DESTINATIONSSM product. In the fourth quarter of 2001, we discontinued offering the GRIB option with the DESTINATIONSSM product due to the continued decline in the stock market and, in the first quarter of 2003, we discontinued all sales of DESTINATIONSSM. We continue to receive additional deposits on existing contracts.

Fixed annuity deposits decreased $193.6 million, or 89%, in 2004, compared with 2003, and decreased $153.3 million, or 41%, in 2003, compared with 2002. The decrease in 2004, compared to 2003, resulted from the discontinuance of sales of new products. The decrease in 2003, compared with 2002 was primarily due to the successful promotion of our Zurich Classic II fixed annuity product, which had a significant impact in the second half of 2002, but only a minimal impact in 2003.

On December 1, 2003, we entered into a modified coinsurance treaty with an affiliate, FNWL, in which we reinsure all of FNWL’s existing and subsequent new issues of certain fixed annuities (see “Reinsurance” in this Item and in Item 8, Note 3 of the “Notes to Consolidated Financial Statements”). In exchange, we receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. We assumed $70.8 million and $743.7 million in fixed annuity premiums in 2004 and 2003, respectively. The decrease is primarily due to an initial premium of $736.5 million assumed in 2003.

BOLI deposits decreased $148.0 million, or 52%, to $135.5 million in 2004, compared with $283.5 million in 2003, and decreased $580.2 million, or 67%, in 2003 compared with 2002. In 2003, as part of the Coinsurance Agreement with FKLA we have agreed not to issue any new BOLI policies, with certain exceptions, which contributed in part to the decrease in sales. BOLI sales were attributable to renewal premiums. Due to the nature of the BOLI product—high dollar volume per sale, low frequency of sales—the level of BOLI sales has fluctuated, sometimes significantly, between periods.

Sales of separate account variable universal life insurance decreased $1.5 million, or 12%, to $10.8 million in 2004, compared with $12.3 million in 2003, and decreased $5.4 million, or 31%, in 2003 compared with 2002 as we exited this product line in 2002 due to lack of scale and profitability.

Sales of term life insurance decreased $3.0 million or 86%, to $0.5 million in 2004 compared with $3.5 million, in 2003, and decreased $0.2 million, or 5%, in 2003 compared with 2002. The decreases result from discontinued term life product as of September 2003.

The following table reconciles our sales with premium income, as reported in our Consolidated Statements of Operations:

	Year Ended December 31,
	2004	2003	2002
(in millions)
Premium income, per the Consolidated Statement of Operations	$—	$(1.1)	$1.0
Modified coinsurance income-related party	11.2	4.1	—
Reclass deposit-type premiums to balance sheet	587.4	1,744.4	2,237.1
Ceded premiums	(1.0)	(4.8)	(2.3)

Total sales	$597.6	$1,742.6	$2,235.8

Separate Account Fees and Charges

Separate account fees and charges are generated by both BOLI and non-BOLI variable life insurance and annuity products. Separate accounts generally pose minimal investment risk to the Company as policyholders direct their premium to one or more subaccounts that invest in underlying investment funds, which invest in stocks and bonds. The policyholder bears the investment risk on these stocks or bonds; however, the risk is subject to any underlying guarantees provided in the contract. We receive premium tax and DAC tax expense loads from certain policyholders, as well as administrative fees and cost of insurance charges. These fees and charges are compensation for providing life insurance coverage to the policyholders potentially in excess of their cash surrender values. Additional fees are charged to cover specific benefit options elected by the policyholders, such as the GRIB option.

Separate account fees and charges

(in millions)

	Year-Ended December 31,
	2004	2003	2002
Separate account fees on non-BOLI variable life and annuities	$62.7	$69.9	$84.8
BOLI cost of insurance charges and fees—direct	249.9	188.6	165.3
BOLI cost of insurance charges and fees—ceded	(247.9)	(178.3)	(156.9)
BOLI premium tax expense loads	2.1	4.6	16.2

Total	$66.8	$84.8	$109.4

Separate account fees on non-BOLI variable life and annuities decreased $7.2 million, or 10%, in 2004 compared to 2003 due to greater amounts ceded to FKLA on non-BOLI policies amounting to approximately $16.8 million, offset by a $9.6 million increase in separate account fees and charges. Separate account fees on non-BOLI variable life and annuities decreased $14.9 million, or 18%, in 2003 compared to 2002 primarily due to greater amounts ceded to FKLA in 2003 on non-BOLI policies and a decrease in separate account fees in 2003.

Net BOLI cost of insurance (“COI”) charges and fees decreased $8.3 million in 2004 compared to 2003, primarily due to the ceding of BOLI Administrative fees to FKLA in the amount of $11.0 million, offset by a $2.7 million increase in DAC tax loads and separate account fees. Net BOLI COI charges and fees increased $1.9 million in 2003 compared with 2002, primarily due to an amended agreement with a ZFS affiliated company, Zurich Insurance Company, Bermuda Branch (“ZICBB”), which changed the COI charges base to increase mortality reserves.

BOLI premium tax expense loads, which are based upon a percentage of premiums, decreased $2.5 million, or 54% in 2004 compared to 2003, due to a decrease in BOLI premiums in 2004. The decrease of $11.6 million, or 72%, in 2003 compared to 2002 was the result of a decrease in BOLI premiums in 2003.

Broker-dealer commission revenue

Broker-dealer commission revenue decreased $18.7 million, or 100%, to $0 in 2004 compared with 2003. We no longer receive broker-dealer revenues as the subsidiaries that generated these revenues were sold in September 2003 in connection with the Purchase Agreement. The 2004 decrease was in line with the $18.6 million, or 100%, decrease to $0 in broker-dealer expenses.

Broker-dealer commission revenue decreased $9.8 million in 2003 compared with 2002 due primarily to the sale in September 2003 of the subsidiaries as noted in the preceding paragraph. The 2003 decrease was in line with the $9.3 million decrease in broker dealer expenses.

Modified coinsurance income—related party

Modified coinsurance income—related party was approximately $11.2 million and $4.1 million in 2004 and 2003 respectively, an increase in 2004 of $7.1 million, or 173%. This increase was primarily due to income from policy activity being received for the full year for 2004 versus only one month in 2003. The Modified Coinsurance Agreement was entered into on December 1, 2003; therefore, there was no modified coinsurance income in 2002.

Other Income

Other income increased $45.2 million, or 154%, in 2004, compared with 2003 and increased $14.5 million, or 98%, in 2003 compared with 2002. The increase in 2004, compared to 2003, was due primarily to the Coinsurance Agreement with FKLA, which resulted in the reclassification to Other income of interest credited to policyholders on the coinsured investment contracts which were previously recorded as an offset to Interest credited to policyholders. The reclassification was for a full year in 2004 compared to a four-month period in 2003. The increase was offset by a decline in surrender charge revenue from $7.6 million, in 2003, to $3.7 million, in 2004. The reduction in surrender charge revenue in 2004 was due to decreased policyholder surrender and withdrawal activity. The increase in 2003, compared to 2002, was also due primarily to the reclassification of certain expenses related to the Coinsurance Agreement with FKLA and of Modified Coinsurance Agreement with FNWL.

BENEFITS AND EXPENSES

Interest credited to policyholders

Interest credited to policyholders decreased $60.0 million, or 43%, in 2004 compared to 2003 and decreased $11.8 million, or 8%, in 2003 compared to 2002. The decrease in interest credited in 2004, compared to 2003, was due primarily to the Coinsurance Agreement with FKLA, which resulted in the reclassification to Other income of interest credited to policyholders on the coinsured investment contracts which were previously reflected as an offset to Interest credited to policyholders. The reclassification was for a full year in 2004 compared to a four-month period in 2003. The decrease in 2003, compared with 2002, was due to lower average interest crediting rates reflecting the declining interest rate environment and lower average policyholder account balances, offset by the reclassification of certain expenses related to the Coinsurance Agreement with FKLA.

Claims incurred and other policyholder benefits

Claims incurred and other policyholder benefits increased $21.7 million, or 159%, in 2004, compared with 2003, primarily due to implementation of SOP 03-1 increasing reserves and reclassification of the separate account market value adjustment accounts. Claims incurred and other policyholder benefits decreased by $49.0 million, or 78%, in 2003 compared with 2002, primarily due to the Coinsurance Agreement with FKLA and to reduced policyholder reserves for GMDB on certain of our variable annuity contracts due to an improved stock market in 2003. The decrease was partially offset by an increase in GRIB reserves in 2003. Since the GRIB reserve is based on present value calculations, it will continue to increase as the payment date nears. For the years ending December 31, 2003 and 2002, which was prior to the implementation of SOP 03-1, a GMDB reserve had been established for all contracts and a GRIB reserve had been established for only those contracts deemed to have annuitized.

Commencing January 1, 2004, additional liabilities for future policy benefits related to GMDB and GRIB were recorded with the implementation of SOP 03-1. In 2004, the liability for future policy benefits related to GMDB and GRIB increased by $1.2 million and $23.7 million, respectively.

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

Policyholder surrenders, withdrawals and death benefits

(in millions)

	2004	2003	2002
General account	$17.3	$226.0	$358.6
Separate account	449.4	496.8	552.1

Total	$466.7	$722.8	$910.7

General account surrenders, withdrawals and death benefits decreased $208.7 million, or 92%, in 2004, compared with 2003, due primarily to the ceding of these benefits in accordance with the Coinsurance Agreement with FKLA. General account surrenders, withdrawals and death benefits decreased $132.6 million, or 37%, in 2003, compared with 2002, due to a decrease in both death benefits and surrenders and withdrawals.

Surrenders, withdrawals and death benefits on separate account products decreased $47.4 million in 2004, compared with 2003. Surrenders, withdrawals and death benefits on separate account products decreased $55.3 million in 2003, compared with 2002. The decrease reflects lower surrenders and withdrawals as equity markets increased during 2004 and 2003, generally increasing the market value of separate account assets. The decrease was offset in part by increased death benefits in 2003 compared to 2002.

The following table reconciles our policyholder surrenders, withdrawals and death benefits with claims incurred and other policyholder benefits, as reported in our Consolidated Statements of Operations:

	2004	2003	2002
(in millions)
Claims incurred and other policyholder benefits, per the Consolidated Statement of Operations	$35.3	$13.6	$62.6
Reclass deposit-type surrenders, withdrawals and death benefits to balance sheet	461.3	707.4	890.0
Less: (Increase) decrease in reserves	(28.3)	5.6	(35.7)
Less: Interest on benefits and other	(1.6)	(3.8)	(6.2)

Total policyholder surrenders, withdrawals and death benefits	$466.7	$722.8	$910.7

Taxes, Licenses & Fees

Taxes, licenses and fees primarily reflect taxes assessed on premiums related to BOLI. Taxes, licenses and fees were $3.0 million in 2004 compared to $(1.8) million in 2003 and $19.2 million in 2002. The $4.8 million, or 267%, increase in 2004 compared to 2003 was primarily due to tax expenses during 2004, compared to tax credits in 2003 resulting from premium tax overpayments. The $21.0 million, or 109%, decrease in 2003 compared to 2002 was primarily due to a decrease in BOLI renewal premiums resulting in lower premium taxes.

Commissions

Commissions were $20.4 million in 2004 compared to $45.0 million in 2003 and $83.5 million in 2002. The $24.6 million, or 55%, decrease in 2004 compared to 2003 and the $38.5 million decrease, or 46%, in 2003 compared to 2002 were primarily due to the Coinsurance Agreement with FKLA.

Operating Expenses

Operating expenses were $16.1 million in 2004 compared to $31.1 million in 2003 and $67.5 million in 2002. The $15.0 million, or 48%, decrease in 2004 compared to 2003 was primarily attributable to lower salaries and benefits, overheads and sales and distribution expenses due in large part to the businesses sold and transferred in the Purchase Agreement in September 2003. The $36.4 million, or 54% decrease in 2003 compared to 2002 was primarily attributable to the Coinsurance Agreement with FKLA in 2003.

Deferral of Insurance Acquisition Costs

The Company did not sell any new policies in 2004; therefore, there were not any insurance acquisition costs to be deferred in 2004. Deferral of insurance acquisition costs in 2003 was $49.7 million compared to $96.5 million in 2002. The $46.8 million, or 48%, decrease in 2003 was attributable to the Company’s discontinuing sales of new policies in 2003.

Amortization of Deferred Insurance Acquisition Costs

Amortization of insurance acquisition costs decreased $139.8 million, or 92%, in 2004, compared with 2003 and increased $116.8 million, or 334%, in 2003, compared with 2002, primarily due to the write-off in 2003 of deferred insurance acquisition costs related to the blocks of business ceded to FKLA and implementation of SOP 03-1 in 2004. In addition, since the Company has ceased selling any new business, no new acquisition costs were incurred in 2004 to defer and amortize.

Amortization of Value of Business Acquired

Deferred insurance acquisition costs for policies sold prior to the Company’s acquisition were replaced under purchase accounting by the VOBA. The VOBA reflects the present value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. The amortization of the VOBA is calculated assuming an interest rate equal to the liability or contract rate on the business acquired. Deferred insurance acquisition costs are established on all new policies sold after this acquisition.

In 2003, the underlying acquired business which we had been amortizing was transferred to FKLA as part of the Purchase Agreement, resulting in amortization of the entire $56.8 million balance in our Consolidated Financial Statements at December 31, 2003. In 2002, depreciation in the stock market continued to decrease the separate account assets and the related asset-based separate account fees. The continued reduction in the asset-based separate account fees decreased the current and future EGPs in 2002. The amortization of the VOBA over the past several years reflects the net impact that the decline in the stock market has had on the current and future EGPs of the pre-acquisition annuity contracts. A lower yielding investment portfolio compressed future interest margins (spread income) which reduced future EGPs and accelerated current year amortization.

Goodwill Impairment and Amortization of Goodwill and Other Intangibles

We recorded no goodwill impairment or amortization of goodwill and other intangibles in 2004.

Goodwill impairment and amortization of goodwill and other intangibles was $0.5 million in 2003 compared with $157.3 million in 2002. The $156.8 million, or 99%, decrease in amortization of goodwill and other intangibles in 2003 compared to 2002 was primarily attributable to the adoption of SFAS 142, Goodwill and Other Intangible Assets, which generated a $21.9 million loss recorded as a cumulative effect accounting change. In September 2002, the Board of Directors of the Company’s indirect 100% shareholder, ZFS, approved a plan to improve the profitability of ZFS and its subsidiaries. Under this plan, ZFS considered a number of strategic options, many of which would impact the recoverability of the carrying value of certain assets. Among the assets affected by the plan was the goodwill associated with the 1996 acquisition of the Zurich Life companies by ZFS. As a result, the Company recorded a complete write-off of the remaining goodwill related to the acquisition of $156.5 million in 2002.

Income Tax Expense (Benefit)

Income tax benefit for 2004 decreased by $14.9 million, or 97%, compared with 2003, primarily due to higher operating earnings in 2004 as compared to 2003. Income tax benefit for 2003 increased by $12.9 million or 537%, compared to 2002, primarily due to a $55.0 million deferred tax expense incurred in 2002 as a result of goodwill impairment and amortization of other intangible expense.

Cumulative Effect of Accounting Change, Net of Tax

On January 1, 2004, the Company recorded a $(157.9) million cumulative effect adjustment to earnings equal to the revaluation of its GMDB and GRIB liabilities in accordance with SOP 03-1 (see “Effects of new accounting pronouncements” in this Item and in Item 8, Note 15 in the “Notes to Consolidated Financial Statements”).

ASSETS UNDER MANAGEMENT

The following table reflects our assets under management:

Assets under management

(in millions)

	December 31,
	2004	2003
General account	$747.3	$752.3
Separate account—BOLI	9,897.8	9,427.9
Separate account—DESTINATIONSSM	3,905.5	3,580.2
Separate account—Other	2,113.3	2,114.1

Total	$16,663.9	$15,874.5

Total assets under management are affected by equity market and interest rate fluctuations. The level of policyholder surrenders, withdrawals and death benefits also directly impacts the level of assets under management from year to year. Total assets under management increased approximately $789.4 million, or 5%, at December 31, 2004 to $16.7 billion, compared with $15.9 billion December 31, 2003. General account assets decreased approximately $5.0 million largely due to settlement of the funding agreement and related interest rate swap in November 2004. The net interest payment for the swap agreement was $4.5 million and the funding agreement payoff was $101.1 million. Partially offsetting the settlement payments were proceeds from the disposition of the underlying asset portfolio of $81.3 million, market or fair value appreciation on the securitized portfolio of $17.5 million, and a $58.2 million SOP 03-1 reclassification during 2004. In addition, policy loans increased by $18.5 million and investment interest income was reinvested in the securitized portfolio, accounting for the remainder of the variance. The SOP 03-1 reclassification correspondingly decreased total separate accounts, with DESTINATIONSSM decreasing approximately $18.1 million, and other separate account assets decreasing approximately $40.1 million due to the reclassification. DESTINATIONSSM separate account assets increased by $325.2 million, largely attributable to favorable market performance offset by the $18.1 million SOP 03-1 reclassification. Other separate account assets decreased approximately $0.8 million due to net redemptions and the $40.1 million SOP 03-1 reclassification partially offset by favorable market performance. BOLI separate account assets increased approximately $469.9 million, largely attributable to favorable market performance in the BOLI funds.

Investments

Our principal investment strategy is to maintain a balanced, well-diversified portfolio supporting the insurance contracts written. We make shifts in our investment portfolio depending on various factors, including:

•	our evaluation of risk and return in various markets,

•	consistency with our business strategy and investment guidelines approved by the Board of Directors,

•	the interest rate environment,

•	liability durations, and

•	changes in market and business conditions.

A changing marketplace has affected the life insurance industry. To accommodate customers’ increased preference for safety over higher yields, we have systematically reduced our investment risk. During 2004, approximately $65.7 million of joint venture mortgage loans, third-party mortgage loans, and other real estate-related investments were paid in full or sold. This represents a 99.6% decrease in these asset classes. A majority of the proceeds were reinvested in longer duration fixed maturity securities. These transactions generated a pre-tax net realized gain of $4.1 million from the release of related reserves and a $0.3 million pre-tax realized gain on the sale. Total investment assets plus cash and cash equivalents decreased approximately $5.0 million, or 0.7% in 2004, as compared to 2003.

During 2003, the portfolio decreased $3.2 billion due to asset sales and transfers resulting from the Coinsurance Agreement with FKLA. During 2002, because of continued poor economic conditions, which resulted in both write-downs and credit-related losses in our fixed income portfolio, we repositioned this portfolio. The losses in 2002 were largely offset by realized gains on sales in the portfolio and the proceeds were primarily reinvested in higher quality, less risky investments at the expense of reducing our portfolio yield. We continue to invest in higher quality, lower risk investments.

Our cash flow is carefully monitored and our investment program is regularly and systematically planned to provide funds to meet all obligations and to optimize investment return. The investment securities portfolio is primarily managed by Deutsche Investment Management Americas, Inc. (“DIM”). DIM provides investment services including purchases and sales of securities, under the supervision of the Investment Committee of the Company.

Invested assets and cash

(in millions)

	December 31, 2004		December 31, 2003
Cash, cash equivalents and short-term investments	$36.6	4.9%	$62.5	8.3%
Fixed maturity securities:
Investment-grade:
NAIC Class 1	584.1	78.2	504.7	67.1
NAIC Class 2	99.0	13.2	110.6	14.7
Below investment-grade (NAIC classes 3 through 6):
Performing	2.0	0.3	2.4	0.3
Non-performing	—	—	1.3	0.2
Equity securities	5.2	0.7	2.8	0.4
Joint venture mortgage loans	—	—	7.4	1.0
Third-party mortgage loans	—	—	53.0	7.0
Other real estate-related investments	0.2	0.0	5.5	0.7
Policy loans	18.5	2.5	—	—
Other	1.7	0.2	2.1	0.3

Total	$747.3	100.0%	$752.3	100.0%

(1)	NAIC:
—Class 1 = A– and above
—Class 2 = BBB– through BBB+

Fixed Maturity Securities

We carry our fixed maturity securities portfolio, which is considered available-for-sale, at estimated fair value. Fair values are sensitive to movements in interest rates and other economic developments and can be expected to fluctuate, at times significantly, from period to period. The aggregate unrealized appreciation or depreciation is recorded as a component of accumulated other comprehensive income, net of deferred taxes. In 2004, the aggregate unrealized after-tax gain of the fixed maturity portfolio was $5.2 million, an increase of $10.9 million, or 191.2%, compared to 2003. In 2003, the aggregate unrealized after-tax loss of $5.7 million on the fixed maturity portfolio represents a decrease of $73.8 million, or 108.2%, compared to 2002, largely due to the $3.2 billion decrease in invested fixed maturity securities due to asset sales and transfers resulting from the Coinsurance Agreement with FKLA.

At December 31, 2004, investment-grade fixed maturity securities, cash and short-term investments accounted for 96.3% of invested assets and cash, compared with 90.1% at December 31, 2003. Approximately 44.2% of our NAIC Class 1 bonds were rated AAA or equivalent at December 31, 2004, compared with 55.6% at December 31, 2003. The decrease in AAA rated holdings is primarily due to the maturity of approximately $11.2 million of U.S. Government securities and the sale of a $45.0 million U.S. Treasury security, which supported a funding agreement, upon termination of the agreement in November 2004.

Approximately 6.1% of the investment-grade fixed maturity securities at December 31, 2004 were residential mortgage-backed securities, down from 9.6% at December 31, 2003. Approximately 20.8% of the investment-grade fixed maturity securities at December 31, 2004 were commercial mortgage-backed securities, compared with 12.3% at December 31, 2003. The residential mortgage-backed securities consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. We have not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. Our mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

Approximately 15.6% and 15.4% of the investment-grade fixed maturity securities consisted of asset-backed securities at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the majority of investments in asset-backed securities were backed by:

	December 31,
	2004	2003
Automobile loans	21.4%	20.9%
Credit card loans	18.4%	23.3%
Collateralized loan and bond obligations	16.6%	17.1%
Student loans	4.6%	—
Manufactured housing loans	3.0%	16.9%
Other	36.0%	21.8%

Total	100.0%	100.0%

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

At December 31, 2004 and 2003, unamortized premiums and discounts related to mortgage-backed and asset-backed securities were as follows (in millions):

	December 31,
	2004	2003
Unamortized premiums	$12.3	$7.2
Unamortized discounts	$12.4	$10.5

Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level, effective yield method. This method considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of these securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The increase in unamortized premiums and discounts in 2004 is largely due to the 24.1% increase in the asset-backed and mortgage-backed securities in our portfolio as compared to 2003 holdings.

The following table provides information about the mortgage-backed and asset-backed securities that are sensitive to changes in interest rates. The expected maturity dates have been calculated on a security-by-security basis for asset-backed securities and collateralized mortgage obligations. Mortgage pass-through expected maturities are calculated on expected cash flow given certain prepayment assumptions. An iterative process is used to determine the implied rate embedded in the current market price and is consistent with the current interest rate and economic environment.

	Carrying Value at December 31, 2004	Expected Maturity Date						Fair Value at December 31, 2004
(in millions)		2005	2006	2007	2008	2009	Thereafter
Mortgage-backed
Residential
—Principal payments	$41.8	$18.9	$9.2	$5.0	$3.0	$1.8	$3.9	$41.8
—Average yield	6.2%	6.3%	6.3%	6.3%	6.3%	6.2%	6.2%	6.2%
Commercial
—Principal payments	$142.7	$12.8	$11.2	$20.7	$35.0	$34.6	$28.4	$142.7
—Average yield	4.0%	4.1%	4.1%	4.1%	4.2%	4.2%	4.4%	4.0%
Asset-backed
—Principal payments	$107.1	$19.0	$8.4	$27.2	$16.1	$8.9	$27.5	$107.1
—Average yield	4.5%	5.2%	5.3%	5.3%	4.7%	5.4%	5.8%	4.5%

Total	$291.6	$50.7	$28.8	$52.9	$54.1	$45.3	$59.8	$291.6

	Carrying Value at December 31, 2003	Expected Maturity Date						Fair Value at December 31, 2003
(in millions)		2004	2005	2006	2007	2008	Thereafter
Mortgage-backed
Residential
—Principal payments	$97.7	$31.5	$18.7	$15.8	$8.3	$4.4	$24.2	$97.7
—Average yield	5.3%	4.9%	4.9%	4.3%	4.9%	5.5%	7.9%	5.3%
Commercial
—Principal payments	$58.4	$2.5	$1.1	$2.8	$16.7	$17.9	$12.8	$58.4
—Average yield	4.0%	3.0%	3.7%	3.4%	3.5%	4.1%	4.7%	4.0%
Asset-backed
—Principal payments	$78.8	$16.7	$13.0	$21.4	$6.4	$2.2	$30.2	$78.8
—Average yield	7.9%	11.8%	10.7%	10.1%	5.2%	8.6%	7.3%	7.9%

Total	$234.9							$234.9

The current weighted average maturity of the mortgage-backed and asset-backed securities at December 31, 2004 was 4.77 years. A 100 basis point increase in interest rates would extend the weighted average maturity to approximately 4.84 years, while a 100 basis point decrease in interest rates would decrease the weighted average maturity to approximately 4.74 years.

At December 31, 2003, the weighted average maturity of the mortgage-backed and asset-backed securities was 4.25 years, which represents an increase of 0.52 years, or 12.2% in 2004. A 100 basis point increase in interest rates in 2003 would have extended the weighted average maturity to approximately 4.45 years, while a 100 basis point decrease in interest rates would have decreased the weighted average maturity to approximately 3.68 years.

Below investment-grade securities holdings (NAIC classes 3 through 6), representing securities of 19 issuers, totaled 0.3% of invested assets and cash at December 31, 2004, which represents a 0.2% decrease from December 31, 2003. Below investment-grade securities holdings at December 31, 2003, comprised of securities from three issuers, totaled 0.5% of invested assets and cash. Below investment-grade securities are generally unsecured and often subordinated to other creditors of the issuers. These issuers may have relatively higher levels of indebtedness and be more sensitive to adverse economic conditions than investment-grade issuers. Our strategy of limiting exposure to below investment-grade securities takes into account the more conservative nature of today’s consumer and the resulting demand for higher-quality investments in the life insurance and annuity marketplace.

Real Estate Related Investments

The real estate related portfolio constituted $0.2 million, or 0.03% of invested assets and cash at December 31, 2004, compared with $65.9 million, or 8.7% of invested assets and cash, at December 31, 2003. The $65.7 million decrease in joint venture mortgage loans, third-party mortgage loans, and other real estate-related investments during 2004 was due to the payment in full of all mortgages and other real estate-related loans and the sale of another real estate related investment.

The decrease in the real estate-related portfolio during 2003 was primarily due to the sale of $113.0 million of invested assets, at book value, to our parent, Kemper, in the third quarter of 2003. These invested assets consisted primarily of joint venture mortgage loans made to a master limited partnership whose underlying investment was a water development project in California.

At December 31, 2003, real estate loans totaled $65.9 million, after reserves. Of this amount, $60.9 million were on accrual status with weighted average interest rates of approximately 5.83%.

The equity investments in real estate at December 31, 2003 consisted of other equity investments in joint ventures. These equity investments include our share of periodic operating results.

As reflected in the “Real estate portfolio” table below, we have made a concentrated effort to reduce existing projects and legal commitments.

Real Estate Portfolio

(in millions)

	Mortgage Loans		Other Real Estate- Related Investments
	Joint Venture	Third- Party	Other Loans	Equity Investments	Total
Balance at December 31, 2003	$7.4	$53.0	$4.9	$0.6	$65.9	(1)
Additions (deductions):
Interest/(Losses) to principal	—	—	—	(0.2)	(0.2)
Sales/paydowns/distributions	(7.4)	(53.0)	(7.3)	(0.2)	(67.9)
Net realized investment gains	—	—	2.4	—	2.4

Balance at December 31, 2004	$—	$—	$—	$0.2	$0.2	(2)

(1)	Net of $8.0 million reserve and write-downs. Excludes $0.4 million of real estate-related accrued interest.
(2)	Net of $0.1 million reserve.

	Mortgage Loans		Other Real Estate- Related Investments
	Joint Venture	Third- Party	Other Loans(2)	Equity Investments	Total
Balance at December 31, 2002	$114.1	$58.0	$4.9	$0.7	$177.7	(1)
Additions (deductions):
Funding	6.5	12.4	—	—	18.9
Interest/(Losses) to principal	10.6	—	—	—	10.6
Sales/paydowns/distributions	(123.8)	(18.0)	—	(0.3)	(142.1)
Net realized investment gains	—	0.6	—	0.2	0.8

Balance at December 31, 2003	$7.4	$53.0	$4.9	$0.6	$65.9	(3)

(1)	Net of $8.6 million reserve and write-downs. Excludes $5.8 million of real estate-related accrued interest.
(2)	The other real estate loans are notes receivable evidencing financing, primarily to joint ventures. These loans were made generally to provide financing for Kemper’s joint ventures or our joint ventures.
(3)	Net of $8.0 million reserve and write-downs. Excludes $0.4 million of real estate-related accrued interest.

Real Estate Concentrations and Outlook

As a result of our ongoing strategy to reduce exposure to real estate-related investments, the Company eliminated all holdings of third-party and other real estate-related loans in 2004. In 2003, we had investments in three projects that accounted for substantially the entire $65.9 million real estate-related portfolio as of December 31, 2003.

The largest of these investments at December 31, 2003, amounted to $53.0 million and consisted of second mortgages on nine hotel properties and one retail property. These loans were on accrual status in 2003 and were paid in full in June 2004.

At December 31, 2003, a loan to a joint venture amounted to $7.4 million. This affiliated mortgage loan was on an office property located in Illinois and owned by an affiliate, Zurich North America. This mortgage loan was paid in full in November 2004.

The remaining real estate-related investments amounted to $5.5 million at December 31, 2003, and consisted primarily of loans on nonaccrual status related to mortgage loans on properties located in Hawaii. This mortgage loan was paid in full in August 2004. The principal received totaled approximately $7.0 million and generated approximately $2.1 million of realized pre-tax gains from the release of the reserve plus $0.3 million of realized pre-tax gains from the payoff.

Policy Loans

At December 31, 2004, there were two policy loans outstanding with a major policyholder with a combined balance outstanding of $18.5 million. These loans were issued during 2004 and the outstanding value did not exceed the available cash value of the underlying policies at December 31, 2004. There were no policy loans at December 31, 2003.

Derivative Instruments

In April 2003, the FASB released Statement 133 (“SFAS 133”) Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The Company adopted DIG B36 on October 1, 2003.

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL, which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At December 31, 2004 and December 31, 2003, the total pre-tax unrealized gain on the segregated assets supporting the Modified Coinsurance Agreement was $26.9 million and $25.9 million, respectively. The related embedded derivative as of December 31, 2004 and December 31, 2003 was valued at $4.6 million and $3.6 million, respectively. The embedded derivative is recorded in modified coinsurance receivable—related party with the corresponding income or expense recorded in modified coinsurance income (expense)—related party during the respective reporting periods. The 2004 and 2003 impact of the embedded derivative was income of $1.0 million and $3.6 million, respectively.

During 2003, the Company was party to an interest rate swap agreement with Zurich Capital Markets, Inc., an affiliated counterparty. The Company invested primarily in fixed rate investments. A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement with a notional value of $100.0 million, which expired in November 2004. The interest swap was designated as a cash flow hedge of the floating rate funding agreement. Each period, gains and losses resulting from changes in the fair value of the swap contract were recorded to other comprehensive income (loss). The terms of the swap contract had been structured to match the terms of the hedged item. No net gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the years ended December 31, 2004 or December 31, 2003.

At December 31, 2003, the interest rate swap agreement had a negative market value of approximately $4.5 million and was included as a component of Other accounts payable and liabilities in the accompanying Balance Sheets. The negative market value was included as a component of other accounts payable and liabilities in the accompanying balance sheets. A single net payment was made by one counterparty at each due date. The Company paid approximately $4.5 million in 2004 and approximately $4.6 million in 2003, as settlement of the interest rate swap agreement, which represents the difference between the fixed-rate and floating-rate interest.

Future Policy Benefits

The following table provides a breakdown of our reserves for future policy benefits by product type:

	December 31, 2004	December 31, 2003
(in millions)
General account annuities	$288.7	$327.0
Interest-sensitive life insurance and other	18.7	—
Ceded future policy benefits	1,994.8	2,012.5

Total	$2,302.2	$2,339.5

The general account annuity reserves declined primarily due to the funding agreement, that matured in 2004 and an overall decline in the number of in-force policies, offset by the establishment of additional reserves required by SOP 03-1. Interest-sensitive life insurance reserves increased due to two outstanding BOLI policy loans. Ceded future policy benefits declined due to the decreasing number of in-force policies.

Deposit Assets and Liabilities—Coinsured Business

Deposit assets and liabilities for the coinsured business relate to deposits for investment contracts that are subject to the Coinsurance Agreement. These investment contracts are not subject to reinsurance accounting as they do not have insurance risk associated with them. These balances were previously included in Future Policy Benefits on the Balance Sheets, but were reclassified in the current year to Deposit Assets and Liabilities—coinsurance business. The deposit asset represents the balance due from FKLA under the coinsurance agreement and the deposit liability represents the deposits held for the investment contracts. The Company also reclassified the interest credited to policyholders on these investment contracts, which were previously shown net on the Consolidated Statements of Operations, to Other Income to correspond with the accounting for investment contracts. These reclassifications to 2003 balances did not have any impact on the financial position and results of operations of the Company.

Other Policyholder Benefits and Funds Payable

Other policyholder benefits and funds payable decreased $25.6 million, or 17%, to $124.5 million at December 31, 2004 from December 31, 2003 and decreased $28.6 million, or 16%, to $150.1 million at December 31, 2003, compared to December 31, 2002. The decrease in 2004 was primarily due to a decrease in unearned BOLI revenue of $25.1 million and a decrease in funds held for the accounts of others of $0.5 million. The decrease in 2003 was primarily due to a decrease in unearned BOLI revenue of $12.7 million and a decrease in funds held for the accounts of others of $15.9 million.

Stockholder’s Equity

Stockholder’s equity totaled $511.2 million at December 31, 2004, compared with $638.3 million at December 31, 2003 and $723.8 million at December 31, 2002.

The decrease in stockholder’s equity in 2004 was primarily due to a $145.3 million net loss offset by an $18.2 million increase in accumulated other comprehensive income. The net loss resulted primarily from the $157.9 million cumulative effect of an accounting change, as is more fully described in the “Effects of New Accounting Pronouncements” section below. The increase in accumulated other comprehensive income was primarily due to unrealized holding gains on securities.

The decrease in stockholder’s equity in 2003 was primarily due to a decrease of $66.3 million in accumulated other comprehensive income and a $19.2 million increase in accumulated deficit. The decrease in accumulated other comprehensive income was primarily related to realized losses of the fixed maturity investment portfolio due to the sale of investments. The 2003 increase in accumulated deficit was due to a $9.2 million net loss from operations and $10.0 million in dividends paid to Kemper.

REINSURANCE

BANK ONE. On September 3, 2003, we transferred portions of our business through a one hundred percent coinsurance arrangement to our former affiliate, FKLA. These transfers were part of a larger transaction pursuant to the Purchase Agreement mentioned above.

Upon the closing of the transactions contemplated by the Purchase Agreement, including the Coinsurance Agreement, effective as of the Closing, we ceded to FKLA, and FKLA assumed on a coinsurance basis, a majority of the General Account liabilities. Upon the Closing, we also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, 100% of the Separate Account Liabilities; however, ownership of the underlying separate accounts was not transferred to FKLA. At December 31, 2004 and 2003, the reinsurance recoverable from FKLA was $1.7 billion and $1.8 billion, respectively. In addition, the Company has assets on deposit for investment contracts at December 31, 2004 and 2003 that relate to the Coinsurance Agreement of $1.7 billion and $1.8 billion, respectively.

We remain primarily responsible to our policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and are not relieved of our obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.4 billion for 2004 and $3.5 billion for 2003. Separate account assets that support the Separate Account Liabilities but were not ceded to FKLA under the modified coinsurance arrangement totaled $3.9 billion in 2004 and $3.6 billion in 2003. At December 31, 2004 and 2003, the reinsurance reserve credit from FKLA relating to these coinsurance transactions totaled approximately $1.7 billion and $1.7 billion, respectively. In addition, the Company had liabilities on deposit for investment contracts at December 31, 2004 and 2003 that relate to the Coinsurance Agreement of $1.7 billion and $1.8 billion, respectively.

The combined reinsurance recoverable and coinsurance deposit asset receivable from FKLA was $3.4 billion as of December 31, 2004, or 88% of the combined reinsurance recoverable and coinsurance deposit asset. However, pursuant to the Coinsurance Agreement, FKLA maintains the Security Trust Account for the exclusive benefit of the Company funded with assets whose market value is one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. The Trustee of the Security Trust Account is Wells Fargo and Company. The Security Trust Account minimizes the Company’s exposure in the event of any default by FKLA. At December 31, 2004 and 2003, the balance in the Security Trust Account was $3.4 billion and $3.3 billion respectively.

The Company previously assumed from FKLA $100.0 million in premium deposits related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to trusts established by a securities firm. The securities firm sold interests in these trusts to institutional investors. The Funding Agreement expired in November 2004. At December 31, 2003, the Funding Agreement balance was $100.2 million.

FNWL. The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with FNWL. FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. In exchange, the Company paid an initial ceding commission of $36.5 million. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities will be assumed by the Company. In exchange, we will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, DIG B36. The modified coinsurance receivable from FNWL was $802.4 million and $762.5 million at December 31, 2004 and December 31, 2003, respectively. The modified coinsurance payable to FNWL was $796.7 million and $758.9 million, at December 31, 2004 and December 31, 2003, respectively.

FLA. At December 31, 2004 and 2003, our reinsurance reserve credit from FLA relating to these coinsurance transactions totaled approximately $195.9 million and $203.2 million, respectively. The reinsurance recoverables were approximately $198.8 million and $207.7 million at December 31, 2004 and December 31, 2003, respectively.

TRANSAMERICA. The net amount at risk of the guaranteed minimum death benefit and guaranteed retirement income benefit on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of December 31, 2004 and 2003, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts amounted to $59.1 million and $26.3 million, respectively.

ZICBB. The Company is party to a reinsurance agreement with ZICBB. Under the terms of this agreement, the Company cedes, on a yearly renewable term basis, 98% of the net amount at risk (death benefit payable to the insured less the insured’s separate account cash surrender value) related to BOLI. As consideration for this reinsurance coverage, the Company cedes separate account fees (cost of insurance charges) to ZICBB. Under our amended agreement, we maintain a trust account that acts as security for the reinsurance agreement. The trust account is not reflected in our consolidated financial statements but is included in ZICBB’s financial statements. At December 31, 2004 and December 31, 2003, reinsurance recoverables totaling approximately $203.6 million and approximately $206.2 million, respectively, were secured by a trust agreement, which was supported by cash and invested assets with a fair value of approximately $228.0 million and $235.4 million at December 31, 2004 and December 31, 2003, respectively.

The following table contains amounts related to the BOLI reinsurance agreement with ZICBB:

ZICBB Business Owned Life Insurance (BOLI)

(in millions)

	Year Ended December 31,
	2004	2003
Face amount in force	$83,136	$85,269

Net amount at risk ceded	$(72,143)	$(74,567)

Cost of insurance charges ceded	$236.5	$177.9

At December 31, 2004 and 2003, the trust supports reserve credits of $17.4 million and $16.9 million, respectively, on the reinsurance ceded.

Effective December 31, 2001, the Company entered into a quota-share reinsurance agreement with ZICBB. Under the terms of this agreement, the Company ceded 100% of the net amount at risk of the GMDB and GRIB portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company ceded 100% of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. The account values related to these policies were held in the Company’s separate account during the accumulation period of the contracts. The reserve credits under this treaty were secured by a trust agreement that required the fair market value of assets therein to at least equal 102% of such reserve credits.

In January 2003, the specific annuities that comprised the block of business ceded to ZICBB were surrendered. Approximately $5.0 million in surrender charges collected on these specific annuities was paid to ZICBB at the end of February 2003, as the final settlement payment related to this reinsurance agreement.

For ceded reinsurance agreements wherein the Company remains primarily liable to the policyholder, the Company has control procedures to evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. The procedures include the exchange and review of financial statements filed with regulatory authorities, exchange of IRIS results, review of ratings by A.M. Best and determination of states in which the reinsurer is licensed to do business. Two major relationships account for approximately 88% of the reinsurance receivable at December 31, 2004 and are rated A or better by A.M. Best or are fully securitized by investment-grade fixed maturity securities held in trust and/or through agreements where the ceding company retains the assets on its general accounts.

OPERATIONS BY BUSINESS SEGMENT

The Company has two primary operating segments, life insurance and annuities, which have different types of products and services. These two operating segments reflect the way we manage our operations and make business decisions.

Premiums received from the sale of annuity products and the majority of our life insurance products is treated as deposit-type funds and is not recorded as revenue within the consolidated statements of operations. However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities from which we earn investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. We received cost of insurance charges and other separate account fees as revenues from this business. In addition, we received premium tax and DAC tax expense loads from certain policyholders.

In the following table, we use the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses, net of related income taxes, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends. Operating income (loss) is calculated by excluding amortization of intangible assets, goodwill impairment, and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). These additional items are excluded from operating income (loss) since from period to period the amortization of intangible assets, goodwill impairment, and cumulative effect of accounting changes result in fluctuations that distort the operational trends.

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

	Year Ended December 31, 2004
(in thousands)	Life	Annuity	Total
Net income (loss)	$537	$(145,871)	$(145,334)
Net realized investment gains, net of tax	0	543	543

Net operating income (loss)	$537	$(146,414)	$(145,877)

Cumulative effect of accounting change, net of tax	—	(157,923)	(157,923)

Operating income (loss) before cumulative effect of accounting change, net of tax	$537	$11,509	$12,046

Total assets	$11,107,958	$10,526,535	$21,634,493

Total general account reserve—future policy benefit and deposit liabilities	$650,952	$3,344,766	$3,995,718
Total separate account liabilities	10,033,342	5,883,209	15,916,551

Total reserve for policyholder benefits	$10,684,294	$9,227,975	$19,912,269

	Year Ended December 31, 2003
(in thousands)	Life	Annuity	Total
Net income (loss)	$4,865	$(14,052)	$(9,187)
Net realized investment gains, net of tax	419	54,591	55,010

Net operating income (loss)	$4,446	$(68,643)	$(64,197)

Amortization of intangibles	—	(506)	(506)

Operating income (loss) before amortization of intangibles	$4,446	$(68,137)	$(63,691)

Total assets	$10,658,132	$10,448,309	$21,106,441

Total general account reserve—future policy benefit and deposit liabilities	$656,306	$3,442,179	$4,098,485
Total separate account liabilities	9,518,812	5,603,402	15,122,214

Total reserve for policyholder benefits	$10,175,118	$9,045,581	$19,220,699

	Year Ended December 31, 2002
(in thousands)	Life	Annuity	Total
Net loss	$(23,654)	$(145,304)	$(168,958)
Net realized investment gains (losses), net of tax	753	(1,259)	(506)

Net operating loss	$(24,407)	$(144,045)	$(168,452)

Amortization of intangibles	$(106)	$(653)	$(759)
Goodwill impairment	(32,832)	(123,679)	(156,511)
Cumulative effect of accounting change, net of tax	—	(21,907)	(21,907)

Operating income before amortization of intangibles, goodwill impairment and cumulative effect of accounting change, net of tax	$8,531	$2,194	$10,725

Total assets	$9,840,840	$8,825,442	$18,666,282

Total general account reserve—future policy benefit	$808,389	$3,302,674	$4,111,063
Total separate account liabilities	8,848,140	4,699,236	13,547,376

Total reserve for policyholder benefits	$9,656,529	$8,001,910	$17,658,439

During 2004, operating income before amortization of intangibles in the life segment decreased by $3.9 million in 2004 to $0.5 million from $4.4 million. This decrease was primarily due to the Coinsurance Agreement with FKLA.

Operating income (loss) before amortization of intangibles in the annuity segment increased $79.6 million to an $11.5 million income for 2004 compared to a $68.1 million loss in 2003. The increase was primarily due to the implementation of SOP 03-1, increased revenue from the Modified Coinsurance Agreement with FNWL and the Coinsurance Agreement with FKLA.

During 2003, the decrease in operating income (loss) before amortization of intangibles, for both the life and annuity segments in 2003 was largely due to the Purchase Agreement (see “Reinsurance” in this Item and Item 8, Note 3 of the “Notes to Consolidated Financial Statements”).

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

Other Related-Party Transactions

The Company has loans to joint ventures, consisting primarily of mortgage loans on real estate, in which the Company and one of its affiliates have an ownership interest. At December 31, 2004 and 2003, joint venture mortgage loans totaled $0 million and $7.4 million, respectively, and during 2004 and 2003, the Company earned interest income on joint venture loans of $1.8 million and $12.1 million, respectively. During the fourth quarter of 2004, all joint venture loans were paid in full by Zurich North America.

During 2004, the majority of 2003 and the full year 2002, some of the Company’s personnel were employees of FNWL and/or FKLA. Expenses are allocated to the Company for the utilization of FNWL and FKLA employees and facilities as applicable. Expenses allocated to the Company amounted to $12.5 million from FNWL in 2004, $1.6 million from FNWL in 2003, $12.8 million from FKLA in 2003, and $29.9 million from FKLA in 2002. The Company also paid, to Kemper’s real estate affiliate, fees of $0.4 million, $0.3 million, and $0.4 million in 2004, 2003, and 2002, respectively, related to the management of the Company’s real estate portfolio.

Related party receivables and payables are settled each month. At December 31, 2004 and 2003, the Company reported the following amounts due from or (to) related parties:

(in thousands)	December 31, 2004	December 31, 2003
FNWL	$801,514	$762,579
Kemper	—	102
Zurich Global Investment Advisors	—	58

Receivable from related parties	$801,514	$762,739

FNWL	$(796,726)	$(758,853)
Kemper	—	(5,000)
Zurich Insurance Company—Bermuda Branch	(10,457)	(28,463)

Payable to related parties	$(807,183)	$(792,316)

Net payable to related parties	$(5,669)	$(29,577)

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SOP 03-1 effective January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require the Company to:

•	Recognize expenses for a variety of contracts and contract features, including GMDB and GRIB, certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Report and measure assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Report and measure the Company’s interest in its separate accounts as general account assets based on our proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalize sales inducements that meet specified criteria and amortize such amounts over the life of the contracts using the same methodology as used for amortizing DAC.

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

GMDB and GRIB Reserves for Annuity Contracts. The Company sold variable annuity contracts with GMDB and GRIB equal to the greater of (1) the account value; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The GMDB is payable upon death. For policies with GRIB, the guarantee applies to the funds available to purchase an annuity after seven years. The Company currently reinsures approximately 36% of the benefit guarantees associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-1, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of approximately $46.6 million. Subsequent to the adoption of the SOP, the Company recorded an additional liability for GMDB and GRIB benefits of approximately $6.4 million. For the year ended December 31, 2004, $24.9 million of additional future policyholder liabilities related to the GMDB and GRIB benefits were recorded due to SOP 03-1. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The models use 1,000 stochastic equity scenarios selected from the American Academy of Actuaries’ C3 Phase 2

Report. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. SOP 03-1 modified how liability reserves are calculated for the variable annuity contracts issued by the Company. Prior to SOP 03-1, a GMDB reserve was established for all contracts and a GRIB reserve was established only for contracts deemed to have annuitized. These reserves reflected the present value of future benefits with no offset against future revenues. Under SOP 03-1, a reserve is established for all contracts, resulting in additional recognition of future policy benefits. However, the reserve is reduced by a percentage of future revenues, resulting in a relatively small reserve increase at implementation.

Amortization of Deferred Insurance Acquisition Costs. The Company has DAC in accordance with SFAS 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and amortizes those costs over the term of the policies. With the initial adoption of the SOP, $236.5 million of DAC was amortized to reflect the reduction in EGPs in the amount by which future revenues offset future benefits in the reserve calculation.

Gross Exposure or Net Amount at Risk

(in millions)	December 31, 2004	December 31, 2003
In the Event of Death:
Account Value	$4,074.0	$3,757.1
Net Amount at Risk	734.6	739.5
Average attained age of contractholders	62 years	61 years
At Annuitization:
Account Value	$3,838.9	$3,519.8
Net Amount at Risk	678.0	682.7
Average attained age of contractholders	61 years	61 years

At December 31, 2004 and December 31, 2003, the Company held approximately $4.1 billion and $3.8 billion, respectively, of variable annuities that contained GMDB and GRIB benefits. The Company’s total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB and GRIB commitments), related to these guaranteed death and annuitization benefits was approximately $734.6 million at December 31, 2004 and was approximately $739.5 million at December 31, 2003. After reinsurance, the Company’s net exposure was approximately $451.2 million and $462.7 million at December 31, 2004 and December 31, 2003, respectively.

Summary of Liabilities for Guarantees

(in millions)

	Liability for GMDB	Liability for GRIB
Balance at January 1, 2004	$9.3	$87.7
Less reinsurance recoverables	6.3	37.7

Net balance at January 1, 2004	3.0	50.0

Incurred guaranteed benefits	6.7	23.7
Paid guaranteed benefits	(5.5)	—

Net change in guaranteed benefits	1.2	23.7

Net balance at December 31, 2004	4.2	73.7
Plus reinsurance recoverables	7.1	50.5

Balance at December 31, 2004	$11.3	$124.2

Summary of Liabilities for Guarantees

(in millions)

	Liability for GMDB	Liability for GRIB
Balance at January 1, 2003	$39.1	$36.5
Less reinsurance recoverables	7.9	16.6

Net balance at January 1, 2003	31.2	19.9

Incurred guaranteed benefits	(7.0)	8.1
Paid guaranteed benefits	(5.6)	—

Net change in guaranteed benefits	(12.6)	8.1

Net balance at December 31, 2003	18.6	28.0
Plus reinsurance recoverables	5.5	19.3

Balance at December 31, 2003	$24.1	$47.3

Separate Account Presentation. The Company had recorded certain market value adjusted fixed annuity products as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjusted feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore does not meet the conditions for separate account reporting under the SOP.

On January 1, 2004, market value reserves of approximately $64.1 million included in separate account liabilities were revalued at their current account value to the general account, and the related separate account assets were also reclassified to the general account. Fixed maturity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value; however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, are recorded in other comprehensive income rather than net income. Net investment income was increased by the amount earned on those investments reclassified to the general account and change in claims and other policyholder benefits were increased due to changes in reserves, with the net change recorded in other income.

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

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL, which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At December 31, 2004 and December 31, 2003, the total pre-tax unrealized gain on the segregated assets supporting the Modified Coinsurance Agreement was $26.9 million and $25.9 million, respectively. The related embedded derivative as of December 31, 2004 and December 31, 2003 was valued at $4.6 million and $3.6 million, respectively. The embedded derivative is recorded in modified coinsurance receivable—related party with the corresponding income or expense recorded in modified coinsurance income (expense)—related party during the respective reporting periods. The 2004 and 2003 impact of the embedded derivative was income of $1.0 million and $3.6 million, respectively.

Future Adoption of New Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 adopted a three-step impairment model for securities within its scope. On September 30 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position (“FSP”), FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. In addition, during September 2004 the FASB issued a proposed FSP EITF Issue 03-1-a, which proposes guidance on the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. In November 2004, the FASB indicated that the effective date for paragraphs 10-20 of EITF 03-1 will be concurrent with the final issuance of EITF 03-1-a in 2005.

The Company is still assessing the impact of adoption of this standard on the Company’s financial condition and results of operations.

The disclosure provisions of EITF 03-1 were not delayed and have been adopted by the Company effective December 31, 2003 and have been included in Item 8, Note 4 of the “Notes to Consolidated Financial Statements.”

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

The short-term and long-term liquidity requirements of the Company are monitored regularly to match cash inflows with cash requirements. The Company periodically reviews its short-term and long-term projected sources and uses of funds and the asset/liability, investment and cash flow assumptions underlying these projections. Adjustments are made periodically with respect to the Company’s investment policies to reflect changes in the Company’s short-term and long-term cash needs and changing business and economic conditions. The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

As of December 31, 2004, we had no material commitments for capital expenditures. Further, as of December 31, 2004, the Company had no material contractual obligations, other than future policy benefits to its policyholders.

Given the Company’s historic cash flow and current financial results, management of the Company believes that the cash flow from operating activities over the next year will provide sufficient liquidity for operations.

OFF-BALANCE SHEET TRANSACTIONS

In 1994, the Company entered into a commitment to provide a financial guaranty in the form of an extended standby credit enhancement to a third party letter of credit supporting the purchase of bonds issued to finance the development of a certain retirement property in Texas. On September 30, 2004, the Company satisfied its obligation to provide a financial guaranty in the form of an extended standby credit enhancement by funding $25.1 million to the issuer of the letter of credit. This standby credit enhancement had an original expiration date of March 22, 2004. On March 15, 2004, the agreement was extended to September 30, 2004 in exchange for a nominal fee.

In October 2004, the third party fulfilled its obligation to the Company by relinquishing its rights to the collateral pool assets underlying the guaranty, valued at approximately $18.0 million, and paying the Company $7.1 million in cash. In conjunction with the transaction, the fixed maturity securities with a carrying value of $28.4 million which were previously pledged as collateral to secure the letter of credit was released.

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

While the Company currently has not experienced any environmental claims or threatened environmental claims related to this transaction, it is reasonably possible that the results of ongoing or future environmental studies or other factors could alter this expectation and may require recording of a liability and cause the Company future cash outlays. The extent or amount of such events, if any, cannot be estimated at this time. Management does not believe that such litigation will have a material impact on the Company’s results of operations, financial position or liquidity for the years ended December 31, 2004 and 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The following discussion covers market risks associated with investment portfolios that support the Company’s general account liabilities. We do not address market risks associated with investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes any market risks. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2004.

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

We administer and oversee the investment risk management processes primarily through the Board of Directors and Investment Committee. The Board of Directors and Investment Committee provide executive oversight of investment activities. The Company engaged Zurich Global Investment Advisors Limited, an affiliated company, to provide advisory services on investment activities and oversight on strategic and tactical asset allocation. The Investment Committee meets at least monthly to provide detailed oversight of investment risk, including market risk.

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

We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. One of the measures we use to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 2004, the difference in duration between our liabilities and the assets supporting these liabilities was approximately 0.3 years. This 0.3 year duration gap indicates that the fair value of our assets is slightly less sensitive to interest rate movements than our liabilities.

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

Based upon the information and assumptions we use in our duration calculation and interest rates in effect at December 31, 2004, management estimates that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would decrease the net fair value of our assets by approximately $26.1 million. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by management of future market events, but only as an illustration of the potential impact of such an event.

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

At December 31, 2004 and December 31, 2003, the guaranteed value in excess of the contract values for GMDB benefits was approximately $451.2 million and $462.8 million, respectively; the comparable GRIB rider values were approximately $431.4 million and $442.8 million, respectively. The decrease in guaranteed value was primarily due to increases in the separate account contract values in relation to the guarantees.

FAS 97 only allowed GRIB reserves for policyholders that were deemed to have elected annuitization because their contract values were substantially below the guaranteed values. GMDB reserves were held for all policies. Prior to implementation of SOP 03-1, no additional liabilities for future policy benefits related to the GMDB or GRIB were established. The combined GMDB and GRIB reserves at December 31, 2003 were $46.6 million. Subsequent to SOP 03-1, the combined GMDB and GRIB reserves at December 31, 2004 were $77.9 million.

Management also estimates the impact to its expected future GMDB and GRIB payments in the event of extreme adverse market conditions. For example, at December 31, 2004, in the event of an immediate decline of 10% in contractholders’ account values due to equity market declines, the reserves for GMDB and GRIB would increase by approximately $5.4 million and $21.9 million, respectively. In the event of an immediate decline of 10% in contractholders’ account values as December 31, 2003 due to equity market declines, the gross reserves for GMDB and GRIB would have increased by $6.7 million and $0.8 million, respectively. The change between December 31, 2003 and December 31, 2004 in the impact of a 10% equity market decline on the GRIB and GMDB reserves was primarily due to implementation of SOP 03-1. SOP 03-1 resulted in an increase in GRIB and GMDB liabilities thereby impacting the GRIB and GMDB reserves. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flows of equity market declines as a result of this guarantee. Our actual payment experience in the future may not be consistent with the assumptions used in our model.

We also are exposed to equity risk in DAC, as equity portfolio valuation fluctuations impact DAC amortization, because projected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. At December 31, 2004 and December 31, 2003, in the event of a 10% decrease in the separate account assets, the DAC amortization would increase by approximately $3.5 million and approximately $1.0 million, respectively. The selection of a 10% immediate decline of separate account assets should not be construed as a prediction by management of future events, but only as illustration of the potential impact of such an event.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Kemper Investors Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kemper Investors Life Insurance Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 11, 2005

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
Assets
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2004, $676,908; December 31, 2003, $627,793)	$684,942	$619,055
Equity securities, at fair market value (cost: December 31, 2004, $4,131; December 31, 2003 $2,458)	5,241	2,774
Short-term investments	25,474	34,181
Joint venture mortgage loans	—	7,417
Third-party mortgage loans	—	52,955
Other real estate-related investments	248	5,495
Policy loans	18,540	—
Other invested assets	1,742	2,117

Total investments	736,187	723,994
Cash and cash equivalents	11,148	28,331
Accrued investment income	6,962	10,475
Reinsurance recoverable	2,211,959	2,233,696
Deposit asset—coinsurance business	1,693,473	1,758,963
Deferred insurance acquisition costs	23,815	273,307
Deferred income taxes	105,786	88,783
Federal income tax receivable	35,231	33,067
Modified coinsurance receivable—related party	802,401	762,480
Other assets and receivables	90,980	71,131
Assets held in separate accounts	15,916,551	15,122,214

Total assets	$21,634,493	$21,106,441

Liabilities
Future policy benefits	$2,302,245	$2,339,522
Other policyholder benefits and funds payable	124,452	150,092
Deposit liability—coinsurance business	1,693,473	1,758,963
Payable to reinsurers	—	97,573
Modified coinsurance payable—related party	796,726	758,853
Other accounts payable and liabilities	289,860	240,930
Liabilities related to separate accounts	15,916,551	15,122,214

Total liabilities	21,123,307	20,468,147

Stockholder’s equity
Capital stock—$10 par value, authorized 300,000 shares; issued and outstanding 250,000 shares	2,500	2,500
Additional paid-in capital	841,633	841,633
Accumulated other comprehensive income (loss)	5,943	(12,283)
Accumulated deficit	(338,890)	(193,556)

Total stockholder’s equity	511,186	638,294

Total liabilities and stockholder’s equity	$21,634,493	$21,106,441

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Revenue
Net investment income	$26,773	$162,117	$227,811
Net realized investment gains (losses)	835	84,632	(779)
Premium income (expense)	—	(1,072)	1,002
Separate account fees and charges	66,756	84,831	109,448
Modified coinsurance income—related party	11,187	4,121	—
Broker-dealer commission revenue	—	18,671	28,452
Other income	74,545	29,298	14,828

Total revenue	180,096	382,598	380,762

Benefits and Expenses
Interest credited to policyholders	81,101	141,120	152,945
Claims incurred and other policyholder benefits	35,344	13,639	62,613
Taxes, licenses and fees	3,046	(1,832)	19,244
Commissions	20,439	45,049	83,508
Broker-dealer commission expense	—	18,646	27,953
Operating expenses	16,061	31,079	67,474
Deferral of insurance acquisition costs	—	(49,673)	(96,509)
Amortization of deferred insurance acquisition costs	11,982	151,746	34,941
Amortization of value of business acquired	—	56,828	20,751
Goodwill impairment	—	—	156,511
Amortization of other intangible assets	—	506	759

Total benefits and expenses	167,973	407,108	530,190

Income (loss) before income tax expense (benefit) and cumulative effect of accounting change, net of tax	12,123	(24,510)	(149,428)
Income tax (benefit)	(466)	(15,323)	(2,377)

Net income (loss) before cumulative effect of accounting change, net of tax	12,589	(9,187)	(147,051)
Cumulative effect of accounting change, net of tax	(157,923)	—	(21,907)

Net loss	$(145,334)	$(9,187)	$(168,958)

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Net loss	$(145,334)	$(9,187)	$(168,958)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on securities:
Unrealized gains (losses) on derivatives	4,500	3,591	(3,088)
Unrealized holding gains on investments	13,229	2,891	92,555
Unrealized holding gains (losses) on separate account investments, reclassified to general assets per SOP 03-1	1,110	—	—
Reclassification adjustment for losses (gains) included in net loss	3,227	(124,155)	(19,394)

Net unrealized holding gains (losses) on securities	22,066	(117,673)	70,073
Reclassification adjustments for items included in net loss:
Adjustment to value of business acquired	—	3,228	(1,455)
Adjustment for deferred insurance acquisition costs	(984)	19,416	(11,159)

Other comprehensive income (loss), before related income tax expense (benefit)	21,082	(95,029)	57,459
Related income tax expense (benefit)	2,856	(28,737)	20,001

Other comprehensive income (loss), net of tax	18,226	(66,292)	37,458

Comprehensive loss	$(127,108)	$(75,479)	$(131,500)

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Capital stock, beginning and end of period	$2,500	$2,500	$2,500

Additional paid-in capital, beginning of period	841,633	841,633	804,347
Capital contributions from Parent	—	—	37,286

End of period	841,633	841,633	841,633

Accumulated other comprehensive income (loss), beginning of period	(12,283)	54,009	16,551
Other comprehensive income (loss), net of tax	18,226	(66,292)	37,458

End of period	5,943	(12,283)	54,009

Accumulated deficit, beginning of period	(193,556)	(174,363)	(5,405)
Net (loss)	(145,334)	(9,187)	(168,958)
Dividends to Kemper	—	(10,006)	—

End of period	(338,890)	(193,556)	(174,363)

Total stockholder’s equity	$511,186	$638,294	$723,779

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net (loss) income	$(145,334)	$(9,187)	$(168,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect accounting change	157,923	—	21,907
Goodwill impairment	—	—	156,511
Net realized investment (gains) losses	(835)	(84,632)	779
Interest credited and other charges	81,101	141,120	188,926
Amortization of deferred insurance acquisition costs and VOBA	11,982	208,574	55,692
Amortization of net discount/premium on investments	16,274	19,132	9,400
Capitalization of deferred policy acquisition costs and VOBA	—	(49,673)	(96,509)
Depreciation and other amortization	89	661	759
Deferred income tax expense (benefit)	65,177	13,182	2,458
Cash provided by (used in) changes in operating assets and liabilities
Federal income taxes receivable	(2,162)	(33,067)	2,634
Life insurance policy liabilities	(1,383)	(20,110)	(239,204)
Other policyholder funds	2,032	(26,075)	5,441
Change in policy liabilities due to reinsurance with FKLA	21,737	(1,800,130)	—
Change in deposit assets/deposit liabilities, net	(65,490)	(1,758,963)	—
Other, net	(29,790)	224,703	(33,958)

Net cash provided by (used in) operating activities	111,321	(3,174,465)	(94,122)

Cash flows from investing activities
Cash from investments sold or matured:
Fixed maturity securities held to maturity	77,819	185,049	198,824
Fixed maturity and equity securities available for sale	203,893	4,272,792	2,325,023
Mortgage loans, policy loans and other invested assets	350,093	427,052	76,382
Cost of investments purchased or loans originated:
Fixed maturity and equity securities	(344,320)	(1,656,619)	(2,761,393)
Mortgage loans, policy loans and other invested assets	(308,260)	(79,919)	(48,722)
Short-term investments, net	8,306	(33,894)	159,105
Net change in receivable and payable for securities transactions	(599)	(10,828)	12,928
Net change in other assets	—	(8,368)	2,440

Net cash provided by (used in) investing activities	(13,068)	3,095,265	(35,413)

Cash flows from financing activities
Policyholder account balances:
Deposits	44,295	255,383	601,045
Withdrawals	(166,850)	(191,392)	(505,674)
Cash dividends	—	(10,006)	—
Capital contribution	—	—	37,286
Cash overdrafts	7,119	6,110	(13,060)

Net cash (used in) provided by financing activities	(115,436)	60,095	119,597

Net (decrease) increase in cash	(17,183)	(19,105)	(9,938)
Cash and cash equivalent, beginning of period	28,331	47,436	57,374

Cash and cash equivalent, end of period	$11,148	$28,331	$47,436

See accompanying notes to consolidated financial statements.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Basis of presentation

Kemper Investors Life Insurance Company (“the Company”), founded in 1947, is incorporated under the insurance laws of the State of Illinois and is licensed in the District of Columbia and all states except New York. The Company is wholly-owned by Kemper Corporation (“Kemper”), a non-operating holding company. Kemper is an indirect wholly-owned subsidiary of Zurich Holding Company of America, Inc. (“ZHCA”), a holding company. ZHCA is an indirect wholly-owned subsidiary of Zurich Group Holding (“ZGH” or “Zurich”), a Swiss holding company. ZGH is wholly-owned by Zurich Financial Services (“ZFS” or “Parent”), a Swiss holding company. The Company’s Subsidiaries through September 3, 2003, (see “Sales and Reinsurance Ceded/Assumed” section below), included Investors Brokerage Services, Inc., Investors Brokerage Services Insurance Agency, Inc., Zurich Life Insurance Company of New York (“ZLICONY”), PMG Life Agency, Inc., PMG Marketing, Inc., PMG Securities Corporation and PMG Asset Management, Inc. (collectively “PMG”). ZLICONY is licensed to conduct business in the State of New York.

The financial statements include the accounts of the Company on a consolidated basis through the period ended August 31, 2003. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order to conform to the 2004 presentation. The accompanying consolidated financial statements of the Company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Cash and cash equivalents

The Company considers all cash in the bank and investments purchased with an original maturity of three months or less to be cash equivalents.

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

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to their acquisition. Effective January 1, 2002, SFAS 142 required that goodwill and indefinite-lived intangible assets no longer be amortized, but be tested, at least annually, for impairment at the reporting unit level. As a result of the implementation of SFAS 142, the Company recorded a $21.9 million loss upon adoption of the new accounting

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standard. In addition, in September 2002 the Board of Directors of the Company’s indirect 100% shareholder, ZFS, approved a plan to improve the profitability of ZFS and its subsidiaries. Under this plan, ZFS considered a number of strategic options, many of which would impact the recoverability of the carrying value of certain assets. Among the assets affected by the plan was the goodwill associated with the 1996 acquisition of the Zurich Life companies by ZFS. As a result, the Company recorded a complete write-off of the remaining goodwill related to the acquisition of $156.5 million in 2002.

Other definite-lived, intangible assets of $7.6 million, recorded in 2001 and 2000 in connection with the purchase of PMG, continued to be amortized on a straight-line basis over a ten-year period, until their transfer as part of the Purchase Agreement (see Note 3). As of December 31, 2002, the Company did not have any goodwill or intangible assets on its balance sheet.

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

The VOBA is amortized over the estimated contractual life of the business acquired in relation to the present value of estimated gross profits using current assumptions based on an interest rate equal to the liability or contract rate on the business acquired. During 2003, the remaining balance of the VOBA was amortized in conjunction with the asset transfer resulting from the Purchase Agreement (see Note 3).

The amortization and accretion of interest for the VOBA acquired for each of the years through December 31, 2003 were as follows:

Year Ended December 31,	Beginning Balance	Amortization	Projected Accretion of Interest	Ending Balance
(in thousands)
2002	$77,579	$(24,464)	$3,713	$56,828
2003	56,828	(58,951)	2,123	—

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

Deposit Asset and Liability—coinsurance business

The accrued account balance for nontraditional life and investment contracts is computed as deposits net of withdrawals made by the contract holder, plus amounts credited based on contract specifications, less contract

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees and charged assessed, plus any additional interest. These liability balances were previously included in Future Policy Benefits but were reclassified in the current year to Deposit liability—coinsurance business. The 2003 balances were reclassified to conform with the current year presentation. As all of these contracts are part of the Coinsurance agreement with Bank One, the corresponding asset has been reclassified to Deposit asset—coinsurance business from Reinsurance recoverable. In addition, interest credited on investments products is included in Other income. The Company also reclassified the Interest credited to policyholders on these investment contracts, which were previously shown net on the Consolidated Statements of Operations, to Other Income to correspond with the accounting for investment contracts. These reclassifications to 2003 balances did not have any impact on the financial position and results of operations of the Company.

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

Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company was to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance business.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, the assumptions for products accounted for in accordance with SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary.

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

Future Policy Benefits

Liabilities for future policy benefits related to annuities and interest-sensitive life contracts reflect net premiums received plus interest credited during the contract accumulation period and the present value of future payments for contracts that have annuitized. In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP” or “SOP 03-1”). The SOP was adopted effective January 1, 2004. In accordance with the provisions of SOP 03-1, a liability has been established for Guaranteed Minimum Death Benefits (“GMDB”) and Guaranteed Retirement Income Benefits (“GRIB”) benefits in excess of account values (see Note 15).

Current interest rates credited during the contract accumulation period range from 0.3% to 7.4%. Future minimum guaranteed interest rates vary from 2.0% to 4.5%. For contracts that have annuitized, interest rates used in determining the present value of future payments range principally from 2.5% to 12.0%.

Liabilities for future term life policy benefits have been computed principally by a net level premium method. Anticipated rates of mortality are based on the 1975-1980 Select and Ultimate Table modified by Company experience, including withdrawals. Assumed investment yields are by policy duration and range from 4.2% to 4.6% over 20 years.

The liability for unpaid claims and claim adjustment expenses, which is included in “Other accounts payable and liabilities” is less than 1% of total liabilities as of December 31, 2004 and 2003. Unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of December 31, 2004 and 2003. These IBNR estimates, which are based on the Company’s historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from the previous estimate, the resulting difference will be included in the Company’s reported results for the period of the change in estimate in the “Claims incurred and other policyholder benefits” caption in the Company’s statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

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

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans or real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Guaranty Fund Assessments

The Company is liable for guaranty fund assessments related to certain unaffiliated insurance companies that have become insolvent during the years 2004 and prior. The Company’s financial statements include provisions for all known assessments that are expected to be levied against the Company as well as an estimate of amounts (net of estimated future premium tax recoveries) that the Company believes it will be assessed in the future for which the life insurance industry has estimated the cost to cover losses to policyholders.

Invested Assets and Related Income

Investments in fixed maturity securities and equity securities are carried at fair value. Short-term investments are carried at cost, which approximates fair value.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and asset-backed securities, over the estimated life of the security. Such amortization is included in net investment income. Amortization of the discount or premium from mortgage-backed and asset-backed securities is recognized using a level effective yield method, which considers the estimated timing and amount of prepayments of the underlying loans and is adjusted to reflect differences which arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. The Company does not accrue interest income on fixed maturity securities deemed to be impaired on an other-than-temporary basis, or on mortgage loans and other real estate loans where the likelihood of collection of interest is doubtful.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans are carried at their unpaid principal balance, net of any applicable reserves or write-downs. Other real estate related investments, net of any applicable reserves and write-downs, include investments in real estate ventures, adjusted for the equity in the operating income or loss of such ventures. Real estate reserves are established when declines in collateral values, estimated in light of current economic conditions, indicate a likelihood of loss.

Policy loans are carried at their unpaid balance and reduce liabilities for future policy benefits. When a loan balance is present on a policy, annual interest is charged on the policy anniversary. If a payment is not made, the interest amount is added to the loan balance. Interest may be charged in advance or arrears depending on the plan and interest rates also vary by plan. An overloan situation may occur if the value of the policy is less than the amount of the loan. Overloans usually occur when a premium is not paid and the automatic premium loan provision is applied or when the annual loan interest is charged and not paid and the maximum available cash value has been used. In the case of an overloan situation, the policy owner is notified of the requirements to continue coverage prior to policy termination. Policies that terminate because of an overloan may be considered for reinstatement. Normal reinstatement guidelines are followed and the amount of money requested for reinstatement includes the loan interest.

Investments in other invested assets, consisting primarily of venture capital investments and a leveraged lease are carried primarily at cost, net of any applicable reserves or write-downs.

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

Derivative and Embedded Derivative Financial Instruments

Derivative financial instruments include certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments, (“subject to bifurcation”), are embedded in fixed income securities and equity indexed life and annuity contracts and reinsurance agreements.

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

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Income Taxes

Beginning with the year ended December 31, 2002, the Company filed a consolidated federal income tax return with ZHCA. Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities.

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe or receive. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits.

A written agreement provides the method of allocating tax between the Company and ZHCA. In general, allocation is based upon a separate return calculation with an immediate benefit for a taxable loss. Intercompany tax balances are settled within thirty days after: the filing of the consolidated federal income tax return, the payment of an estimated payment, an additional assessment of the consolidated tax liability, a refund of the consolidated tax liability or any other reduction to the Company’s apportioned tax liability in accordance with the tax sharing agreement.

(2) Cash Flow Information

The Company received a federal income tax refund of $65.7 million, $8.5 million, and $2.7 million in 2004, 2003, and 2002, respectively.

(3) Sales and Reinsurance Ceded/Assumed

BANK ONE. On September 3, 2003 (the “Closing Date” or the “Closing”), the Company transferred portions of its business through a one hundred percent coinsurance arrangement, as well as the capital stock of its wholly-owned subsidiaries, to its former affiliate, Federal Kemper Life Assurance Company (“FKLA”). Prior to the Closing Date, the Company, FKLA, Zurich Life Insurance Company of America (“ZLICA”) and Fidelity Life Association, a mutual legal reserve company (“FLA”) operated under the trade name “Zurich Life” and were all, except FLA, direct, wholly-owned subsidiaries of Kemper. Following the Closing Date, the Company remains a direct, wholly-owned subsidiary of Kemper.

Effective July 1, 2004, Bank One Corporation (“Bank One”) merged with and into JPMorgan Chase & Co., with JPMorgan Chase & Co. being the surviving entity. On November 1, 2004, FKLA changed its name to Chase Insurance Life and Annuity Company, ZLICA changed its name to Chase Insurance Life Company and ZLICONY changed its name to Chase Insurance Life Company of New York. These entities will be referred to as FKLA, ZLICA and ZLICONY.

These transfers were part of a larger transaction pursuant to a Stock and Asset Purchase Agreement, dated May 29, 2003 (the “Purchase Agreement”), among ZHCA, Kemper, the Company, ZFS, Banc One Insurance Holdings, Inc. (“BOIH”) and Bank One Corporation (“Bank One”). Under the Purchase Agreement, Kemper, an indirect subsidiary of ZFS, agreed to sell the capital stock of FKLA, ZLICA and Zurich Direct Inc. to BOIH. BOIH also agreed to acquire indirect control of FLA via its acquisition of FKLA, which, pursuant to a Management Agreement, administers the day-to-day operations of FLA. BOIH further agreed to acquire control of all the Company’s Subsidiaries.

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

Upon the Closing, the Company also ceded to FKLA, and FKLA assumed on a modified coinsurance basis, a majority of the Separate Account Liabilities. The “Separate Account Liabilities” are all liabilities that were reflected in the Company’s separate accounts and that relate to the Reinsured Policies. Pursuant to the modified coinsurance framework under which Separate Account Liabilities are reinsured, ownership of the underlying separate account assets was not transferred to FKLA. At December 31, 2004 and 2003, the reinsurance recoverable from FKLA was $1.7 billion and $1.8 billion, respectively. In addition the Company had assets on deposit for investment contracts at December 31, 2004 and 2003 that relate to the Coinsurance Agreement of $1.7 billion and $ 1.8 billion, respectively.

In consideration of FKLA’s assumption of the General Account Liabilities, the Company transferred to FKLA the Transferred Coinsurance Assets, less a Ceding Commission, as described below. “Transferred Coinsurance Assets”, as calculated on a statutory accounting basis, were defined as (a)(i) all of the issued and outstanding shares of the Company’s Subsidiaries and certain other assets (software, fixtures, equipment, etc.), (ii) certain investment assets and (iii) cash or cash equivalents, having an aggregate market value equal to the amount as of the Closing Date of the General Account Reserves, as defined in the Coinsurance Agreement, plus (b) the Company’s interest maintenance reserve as of the Closing Date (excluding interest maintenance reserve as a result of the realization of gain associated with transferring the Transferred Coinsurance Assets at market value rather than book value) minus (c) the aggregate amount of accruals with respect to the Reinsured Policies. Pursuant to the Coinsurance Agreement, FKLA established a trust account (the “Security Trust Account”) for the exclusive benefit of the Company funded with assets equal to one hundred percent of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. FKLA is required to maintain the Security Trust Account in effect until the general account reserves are $400 million or less. At December 31, 2004 and 2003, the general account reserves, as defined by the Coinsurance Agreement, were $3.5 billion and $3.6 billion, respectively. At December 31, 2004 and 2003, the balance in the Security Trust Account was $3.4 billion and $3.3 billion, respectively.

The Company also transferred to FKLA, in consideration of FKLA’s reinsurance of future liabilities and obligations, in respect of the Reinsured Policies, future premiums, premiums receivable, policy loan receivables, reinsurance recoverables, separate account revenues, agents debit balances and all other fees, charges and amounts. In addition, pursuant to the Coinsurance Agreement, the administerial actions required of the Company with respect to the Bank Owned Life Insurance policies (the “BOLI Policies”) are performed by FKLA in exchange for an income stream of 8 to 12 basis points earned on the value of the invested assets of the BOLI Policies. The Company has also agreed that, for a period of three years following the Closing Date, it will not, except under limited circumstances, issue any new BOLI Policies.

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

The Company remains primarily responsible to its policyholders for all future claims and policyholder benefits related to the blocks of business ceded to FKLA and is not relieved of its obligations. Assets in support of the reserves for future policyholder benefits ceded to FKLA as part of the Coinsurance Agreement totaled $3.4 billion for 2004 and $3.5 billion for 2003. Separate account assets that support the Separate Account Liabilities, but were not ceded to FKLA under the modified coinsurance arrangement, totaled $3.9 billion in 2004 and

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.6 billion in 2003. At December 31, 2004 and 2003, the reinsurance reserve credit from FKLA relating to these coinsurance transactions totaled approximately $1.7 billion and $1.7 billion, respectively. In addition, the Company had liabilities on deposit for investment contracts at December 31, 2004 and 2003 that relate to the Coinsurance Agreement of $1.7 billion and $1.8 billion, respectively.

The following table is a summary of certain balance sheet and income statement line items affected by the accounting for the initial coinsurance transaction.

Debit/(Credit)
(in millions)
Invested assets	$(3,192.6)
Accrued investment income	(135.3)
Initial ceding commission	(73.1)
Other assets	(5.0)
Future policyholder benefits	3,530.1
Other liabilities	33.5
Payable to reinsurers	(73.6)

Prior to the Closing, the Company and FKLA shared common management and employees and FKLA performed the administration of the Company’s business through an administrative services arrangement. With the sale of FKLA to BOIH, the Company established post-Closing Date service arrangements for the operation of its business on both a short-term and long-term basis. On a long-term basis, the overall corporate and business administration of the Company has been and will continue to be performed by its affiliate, Farmers New World Life Insurance Company (“FNWL”), subject to the oversight of our new officers, directors and employees. For an interim period of one year, pursuant to a transition services agreement, FKLA provided transition services to the Company and FNWL with respect to the overall operations of the Company including legal support services, accounting and financial operations services and support, actuarial services and support, information technology services and support, policyholder and distributor services and support, distributor relationship management services, product management services, tax administration support services, disaster recovery, system conversion services and other services as required. Subsequent to the expiration of the transition services agreement, the Company and FNWL have performed such services. In addition to providing transition services, FKLA also provided administrative services with respect to the Company’s DESTINATIONSSM business. In September 2004, the administration of the DESTINATIONSSM business was transferred to a third party administrator.

The Reinsured Policies and BOLI business have been and will continue to be administered by FKLA on a long-term basis subject to the oversight of the Company. As part of the Coinsurance Agreement, FKLA is responsible for providing certain administrative services with respect to the Reinsured Policies. This includes, but is not limited to, policy and policyholder administration, separate account administration, preparing accounting and actuarial information, and certain aspects of legal compliance.

On September 3, 2003, Kemper, the sole shareholder of the Company, elected a new Board of Directors and a new senior management team. None of the individuals serving on the Company’s Board of Directors or in senior management positions prior to the Closing Date continue to serve in any capacity as directors or officers of the Company.

In the third quarter of 2003, the Company exchanged certain invested assets with FKLA, ZLICA and ZLICONY. These invested assets were excluded from the companies acquired by BOIH as outlined in the Purchase Agreement and substituted with different invested assets. The net difference between the excluded assets received by the Company and the substituted assets received by FKLA, ZLICA and ZLICONY was treated as a dividend to Kemper in the amount of approximately $10.0 million.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Coinsurance Agreement, the Company cedes 100% of all direct individual life insurance renewal premiums to FKLA. Prior to the Coinsurance Agreement, the Company ceded 90% of all new direct individual life insurance premiums to outside reinsurers. Most reinsurance agreements with outside reinsurers were novated to FKLA.

The Company previously assumed from FKLA $100.0 million in premiums related to a Funding Agreement. Funding Agreements are insurance contracts similar to structured settlements, immediate annuities and guaranteed investment contracts (“GICs”). The contracts qualify as insurance under state laws and are sold as non-surrenderable immediate annuities to a trust established by a securities firm. The securities firm sold interests in the trust to institutional investors. This Funding Agreement expired in November 2004. At December 31, 2003, the Funding Agreement balance was $100.2 million.

FNWL. The Company entered into a modified coinsurance treaty (the “Modified Coinsurance Agreement”) on December 1, 2003 with an affiliate, FNWL. FNWL is a Washington domiciled stock life insurance company. Initially, the Company assumed all existing Non-Qualified Individual Flexible Payment Deferred (“NQ-FPDA”) and Non-Qualified Individual Single Premium Deferred (“NQ-SPDA”) annuities from FNWL. In exchange, the Company paid an initial ceding commission of $36.5 million. No portion of the assets constituting the consideration was transferred to the Company. Subsequent new issues by FNWL of NQ-FPDA and NQ-SPDA annuities are assumed by the Company. In exchange, the Company will receive all reinsurance premiums and pay benefits to the policyholders relating to these contracts. The Company has a management and service agreement with FNWL to receive services reasonably necessary pursuant to this agreement. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative in the financial statements of the Company per SFAS 133, DIG B36 (see Note 10). The modified coinsurance receivable from FNWL was $802.4 million and $762.5 million at December 31, 2004 and December 31, 2003, respectively. The modified coinsurance payable to FNWL was $796.7 million and $758.9 million, at December 31, 2004 and December 31, 2003, respectively.

FLA. At December 31, 2004 and 2003, the reinsurance reserve credit from FLA relating to these coinsurance transactions totaled approximately $195.9 million and $203.2 million, respectively. The reinsurance recoverables were $198.8 million and $207.7 million at December 31, 2004 and 2003, respectively.

TRANSAMERICA RE. The net amount at risk of the GMDB and GRIB on certain variable annuity contracts issued between March 1, 1997 and April 30, 2000 were ceded to outside reinsurers. As of December 31, 2004 and 2003, the reinsurance recoverable related to reinsuring the net amount at risk on these contracts with Transamerica Re amounted to $59.1 million and $26.3 million, respectively.

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

During the first quarter of 2002, the Company amended the BOLI reinsurance agreement with ZICBB. Under the amended agreement, the balance in the FWA was transferred to a trust account that acts as security for the reinsurance agreement. On January 25, 2002, approximately $222.5 million in cash was transferred to the trust account. The trust account is not reflected in the Company’s consolidated financial statements but is

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in ZICBB’s financial statements. At December 31, 2004 and December 31, 2003, reinsurance recoverables totaling approximately $203.6 million and approximately $206.2 million, respectively, were secured by the trust agreement, which was supported by cash and invested assets with a fair value of approximately $228.0 million and $235.4 million at December 31, 2004 and December 31, 2003, respectively.

The following table contains amounts related to the BOLI funds withheld reinsurance agreement with ZICBB:

ZICBB Business Owned Life Insurance (BOLI)

(in millions)

	Year Ended December 31,
	2004	2003
Face amount in force	$83,136	$85,269

Net amount at risk ceded	$(72,143)	$(74,567)

Cost of insurance charges ceded	$236.5	$177.9

At December 31, 2004 and 2003, the trust supports reserve credits of $17.4 million and $16.9 million, respectively, on the reinsurance ceded.

Effective December 31, 2001, the Company entered into a quota-share reinsurance agreement with ZICBB. Under the terms of this agreement, the Company ceded 100% of the net amount at risk of the GMDB and GRIB portions of a small number of specific variable annuity contracts. As consideration for this reinsurance coverage, the Company ceded 100% of all charges to policyholders and all revenue sharing income received from fund managers related to such reinsured policies. The account values related to these policies were held in the Company’s separate account during the accumulation period of the contracts. The reserve credits under this treaty were secured by a trust agreement that requires the fair market value of assets therein to at least equal 102 % of such reserve credits.

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

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Invested Assets and Related Income

The Company is carrying its fixed maturity investment portfolio at estimated fair value as fixed maturity securities are considered available-for-sale. The carrying value of fixed maturity and equity securities compared with cost or amortized cost, adjusted for other-than-temporary declines in value, and gross unrealized gains and losses, were as follows:

	Carrying Value	Cost or Amortized Cost	Gross Unrealized
			Gains	Losses
(in thousands)
December 31, 2004
U.S. treasury securities and obligations of U.S. government agencies and authorities	$40,601	$40,734	$525	$(658)
Obligations of states and political subdivisions, special revenue and nonguaranteed	25,447	24,529	919	—
Debt securities issued by foreign governments	1,148	1,127	21	—
Corporate securities	372,641	365,241	8,510	(1,111)
Mortgage and asset-backed securities	245,105	245,277	1,500	(1,673)

Total fixed maturity securities	$684,942	$676,908	$11,475	$(3,442)

Equity securities	$5,241	$4,131	$1,110	$—

December 31, 2003
U.S. treasury securities and obligations of U.S. government agencies and authorities	$93,163	$94,362	$63	$(1,262)
Obligations of states and political subdivisions, special revenue and nonguaranteed	2,180	2,140	40	—
Debt securities issued by foreign governments	1,142	1,142	—	—
Corporate securities	292,853	290,646	5,718	(3,511)
Mortgage and asset-backed securities	229,717	239,503	3,805	(13,591)

Total fixed maturity securities	$619,055	$627,793	$9,626	$(18,364)

Equity securities	$2,774	$2,458	$316	$—

The fixed income and equity portfolio is reviewed at least quarterly, with certain testing performed monthly, for other-than-temporary impairments. Evidence related to the following criteria is considered in the assessment of impairments:

•	Ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to or beyond the cost of the investment,

•	Severity of the impairment, including the extent to which fair value is below cost,

•	Duration of the impairment,

•	Forecasted recovery of fair value and

•	Collectibility of all amounts due.

A variety of data is reviewed, including the aging and severity of unrealized losses in accordance with Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), watch lists distributed by the portfolio managers, deviations in market prices between months, and results of tests indicating if any bond or equity holdings with

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized losses have a credit rating of below investment grade for 12 consecutive months. If a debt security is deemed other-than-temporarily impaired, then the holding’s amortized cost is written down to current market value with the Company recognizing an impairment loss in the current period’s earnings. In addition, collectibility of interest income or dividends would be assessed and if uncollectible, then any accrued income would be written-off against current period’s earnings and the holding placed on non-accrual status.

Results of tests related to the bond portfolio, showed that three securities had unrealized losses greater than 12 months. All three securities are rated investment grade and have been paying principal and/or interest as due. The first holding is a U.S. Treasury, which was acquired in March 2003 when interest rates were significantly lower than 2004 rates. The security continues to have an unrealized loss as of December 31, 2004 because its premium is still being amortized and because Treasury prices remain lower than March 2003 levels when the security was purchased. In addition, the security is backed by the U.S. government, carries a AAA rating, and therefore is fully expected to return principal in full at maturity and pay interest as due. The remaining two securities with unrealized losses greater than 12 months, which are a collateralized mortgage obligation (“CMO”) and a corporate security, are rated AAA and A+, respectively. The severity of the impairment is minimal, 2.7% for the CMO, and 4.7% for the corporate security. Given this evidence, the Company concluded that the holdings are only temporarily impaired as of December 31, 2004.

The Company periodically monitors all its investments with the investment portfolio managers. At December 31, 2004 and 2003, a review of external watchlist reports and related market risk management report did not result to an identification of any investment holdings that were considered other than temporarily impaired.

The carrying value and amortized cost of fixed maturity investments, by contractual or expected maturity at December 31, 2004, are shown below. Actual maturities may/will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because mortgage-backed and asset-backed securities provide for periodic payments throughout their life. Expected maturities are provided by our portfolio managers based on historical trends.

	Carrying Value	Amortized Cost
(in thousands)
One year or less	$19,207	$19,064
Over one year through five years	402,258	402,481
Over five years through ten years	206,929	203,188
Over ten years	56,548	52,175

Total fixed maturity securities	$684,942	$676,908

Proceeds from sales of investments in fixed maturity securities prior to maturity were $186.5 million, $1,282.1 million and $2,307.6 million during 2004, 2003 and 2002, respectively. Gross gains of $10.0 million, $122.7 million and $81.2 million as well as gross losses, including write-downs of fixed maturity securities, of $9.2 million, $39.4 million and $65.8 million were realized on sales and maturities in 2004, 2003 and 2002, respectively. Pre-tax write-downs amounted to $7.7 million, $2.4 million and $18.5 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Excluding agencies of the U.S. government, no other individual investment exceeded 10% of the Company’s stockholder’s equity at December 31, 2004, 2003 or 2002. At December 31, 2004 and 2003, securities carried at approximately $3.5 million were on deposit with governmental agencies as required by law.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For its securitized financial assets, the Company recognizes an impairment loss if the fair value of a security is below book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. The Company recorded after-tax impairment losses of $4.0 million on a fixed maturity security and $1.0 million on a preferred stock in 2004 as compared to after-tax impairment losses of $1.6 million and $12.0 million on fixed maturity securities in 2003 and 2002, respectively. The fixed maturity security and preferred stock were subsequently sold in October and September 2004, respectively.

Upon default or indication of potential default by an issuer of fixed maturity securities other than securitized financial assets, any issues of such issuer would be placed on nonaccrual status and, since declines in fair value would no longer be considered by the Company to be temporary, would be analyzed for possible write-down. Any such issue would be written down to its net realizable value during the fiscal quarter in which the impairment was determined to have become other-than-temporary. Thereafter, each issue on nonaccrual status is regularly reviewed, and additional write-downs may be taken in light of later developments. The Company recorded no write-downs other than on its securitized financial assets portfolio in 2004 and 2003.

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

At December 31, 2003, the real estate related portfolio consisted of joint venture and third-party mortgage loans and other real estate-related investments. At December 31, 2004 and 2003, total impaired real estate-related loans were as follows:

	December 31, 2004	December 31, 2003
(in thousands)
Gross impaired loans, including accrued interest	$—	$7,059
Reserves related to impaired loans	—	2,061

Net impaired loans	$—	$4,998

All impaired real estate-related loans were paid in full in August 2004. At December 31, 2003, loans on nonaccrual status, before reserves, amounted to $7.1 million including foregone interest. The Company’s nonaccrual loans are included in impaired loans. Cash payments received on impaired loans are generally applied to reduce the outstanding loan balance.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income

The sources of net investment income were as follows:

	December 31,
	2004	2003	2002
(in thousands)
Interest on fixed maturity securities	$25,770	$132,077	$186,034
Dividends on equity securities	201	2,521	4,508
Income from short-term investments	918	541	1,479
Income from mortgage loans	1,818	12,051	15,598
Income from policy loans	894	13,023	23,189
Income from other real estate related investments	—	—	13
Income from other loans and investments	520	4,462	432

Total investment income	30,121	164,675	231,253
Investment expense	3,348	2,558	3,442

Net investment income	$26,773	$162,117	$227,811

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the years ended December 31, 2004, 2003, and 2002, were as follows:

	2004	2003	2002
(in thousands)
Real estate-related	$4,412	$745	$961
Fixed maturity securities	(2,009)	77,279	15,444
Equity securities	(1,560)	6,691	346
Other	(8)	(83)	(17,530)

Realized investment gains (losses) before income tax expense (benefit)	835	84,632	(779)
Income tax expense (benefit)	292	29,622	(273)

Net realized investment gains (losses)	$543	$55,010	$(506)

Net realized investment gains (losses), before tax, decreased approximately $83.8 million, to a gain of approximately $0.8 million for the year ended December 31, 2004 compared to a gain of approximately $84.6 million for the year ended December 31, 2003. Net realized investment gains, before tax, for the year ended December 31, 2003, increased approximately $85.4 million, from a realized loss, before tax, of approximately $0.8 million for the year ended December 31, 2002.

Net realized investment gains in 2004 were primarily due to the sales of certain fixed maturity securities during the first quarter of 2004, which were sold to fund the settlement of the Purchase Agreement, as well as release of reserves for certain real estate investments of $4.1 million pre tax. The realized gains were partially offset by pre-tax impairment losses of $6.2 million on a fixed maturity security and $1.5 million on a preferred stock. The fixed maturity security was written down due to credit-related concerns. The preferred stock was written down due to an unrecoverable decline in value. The impaired securities were subsequently sold in October and September 2004, respectively.

The net realized investment gains on fixed maturity securities and equity securities for 2003 are primarily due to the transfer of assets to FKLA as part of the Coinsurance Agreement described in Note 3.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The “Other” net realized investment losses for 2002 were $17.5 million, before tax. These consisted primarily of a write-down on a leveraged lease for two aircraft. The aircraft were leased by United Airlines (“UAL”) and were written down to zero subsequent to UAL filing Chapter 11 bankruptcy in the fourth quarter of 2002.

The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and December 31, 2003.

December 31, 2004	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
U.S. Treasury obligations and direct obligations of U.S. government agencies	$3,170	$(49)	$27,790	$(609)	$30,960	$(658)
Mortgage backed and asset backed securities	162,147	(1,673)	—	(—)	162,147	(1,673)
Corporate bonds	140,598	(1,062)	1,415	(49)	142,013	(1,111)
Foreign governments	—	—	—	—	—	—

Subtotal, debt securities	305,915	(2,784)	29,205	(658)	335,120	(3,442)
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—

Total temporarily impaired securities	$305,915	$(2,784)	$29,205	$(658)	$335,120	$(3,442)

December 31, 2003	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
US Treasury obligations and direct obligations of US government agencies	$38,728	$(1,262)	$—	$—	$38,728	$(1,262)
Mortgage backed and asset backed securities	80,606	(5,709)	26,452	(7,882)	107,058	(13,591)
Corporate bonds	64,062	(1,488)	10,074	(2,023)	74,136	(3,511)
Foreign governments	1,142	—	—	—	1,142	—

Subtotal, debt securities	184,538	(8,459)	36,526	(9,905)	221,064	(18,364)
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—

Total temporarily impaired securities	$184,538	$(8,459)	$36,526	$(9,905)	$221,064	$(18,364)

At December 31, 2004, 117 different fixed maturity securities represented 100% of the Company’s $3.4 million total unrealized loss, which is a decrease of $15.0 million, or 82%, as compared to the $18.4 million unrealized loss at December 31, 2003. At December 31, 2003, 62 different fixed maturity securities represented 100% of the Company’s $18.4 million unrealized loss, and none of the securities represented an unrealized loss position in excess of 7% of the total unrealized loss amount at that time. Unrealized losses in the fixed maturity

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment portfolio, including U.S. government agencies, mortgage and asset backed securities and corporate bonds, were primarily due to higher interest rates during 2004. The Company held one U.S. Treasury security that was at an unrealized loss position in excess of 7% of the total unrealized loss amount as of December 31, 2004, with the unrealized loss representing approximately 17.7% of the total. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue until maturity, the Company believes that the prices of the securities above are temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed and mortgage-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized costs.

(5) Securities Lending

The Company has a security lending agreement with a lending agent. The agreement authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. Concurrent with delivery of the securities, the borrower provides the Company with cash collateral equal to at least 102% of the market value of the loaned securities.

The securities are marked-to-market on a daily basis, and the collateral is adjusted on the next business day. The cash collateral is invested in highly liquid, fixed income investments with a maturity of less than one year. Income earned from the security lending arrangement is shared 25% and 75% between the agent and the Company, respectively. Income earned by the Company as of December 31, 2004 and 2003 was approximately $46,000 and $283,000, respectively. The Company’s securities on loan at December 31, 2004 consisted of U.S. Treasury securities and corporate bonds with an estimated fair value of approximately $36.0 million. As of December 31, 2004, the Company held the total collateral for securities on loan of $36.6 million, consisting of cash collateral of $13.3 million and fixed income securities of $23.3 million. There were no securities on loan at December 31, 2003.

(6) Concentration of Credit Risk

The Company generally strives to maintain a diversified invested asset portfolio; however, certain concentrations of credit risk exist in mortgage- and asset-backed securities and real estate.

Approximately 6.1% of the investment-grade fixed maturity securities at December 31, 2004 were residential mortgage-backed securities, down from 9.6% at December 31, 2003. Approximately 20.8% of the investment-grade fixed maturity securities at December 31, 2004 were commercial mortgage-backed securities, compared with 12.3% at December 31, 2003. The residential mortgage-backed securities consist primarily of marketable mortgage pass-through securities issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and other investment-grade securities collateralized by mortgage pass-through securities issued by these entities. We have not made any investments in interest-only or other similarly volatile tranches of mortgage-backed securities. The mortgage-backed investments are generally of AAA credit quality, and the markets for these investments have been and are expected to remain liquid.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 15.6% and 15.4% of the investment-grade fixed maturity securities consisted of asset-backed securities at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the majority of investments in asset-backed securities were backed by:

	December 31,
	2004	2003
Automobile loans	21.4%	20.9%
Credit card loans	18.4%	23.3%
Collateralized loan and bond obligations	16.6%	17.1%
Student loans	4.6%	—
Manufactured housing loans	3.0%	16.9%
Other	36.0%	21.8%

Total	100.0%	100.0%

A significant portion of the Reinsurance recoverable and the entire Deposit asset—coinsurance business is with a single reinsurer, FKLA. The total recoverable at December 31, 2004 and 2003 was $3.4 billion and $3.6 billion, respectively. Pursuant to the Coinsurance Agreement, FKLA maintains a Security Trust Account for the exclusive benefit of the Company funded with assets whose fair value is 100% of the general account reserves reinsured by FKLA, adjusted on a quarterly basis. The Security Trust Account minimizes the Company’s exposure in the event of any default by FKLA. At December 31, 2004 and 2003, the balance in the Security Trust Account was $3.4 billion and $3.3 billion, respectively.

(7) Income Taxes

Income tax expense (benefit) was as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
(in thousands)
Current	$(39,052)	$(28,480)	$(4,835)
Deferred	38,586	13,157	2,458

Total	$(466)	$(15,323)	$(2,377)

Additionally, the deferred income tax expense (benefit) related to items included in other comprehensive income was as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
(in thousands)
Unrealized gains and (losses) on investments	$3,200	$(36,662)	$24,416
Value of business acquired	—	1,130	(509)
Deferred insurance acquisition costs	(344)	6,795	(3,906)

Total	$2,856	$(28,737)	$20,001

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual income tax expense (benefit) for 2004, 2003, and 2002 differed from the “expected” tax expense for those years as displayed below. “Expected” tax expense was computed by applying the U.S. federal corporate tax rate of 35% in 2004, 2003, and 2002 to income before income tax expense.

	2004	2003	2002
(in thousands)
Computed expected tax expense	$4,243	$(8,578)	$(52,300)
Difference between “expected” and actual tax expense:
State taxes	(107)	(86)	342
Goodwill impairment and amortization of other intangibles	—	177	55,045
Dividend received deduction	(4,456)	(3,601)	(2,220)
Foreign tax credit	(189)	(463)	—
Loss on asset substitution with affiliates	—	(3,502)	—
Prior year tax settlements	—	—	(3,594)
Other, net	43	730	350

Total actual tax expense	$(466)	$(15,323)	$(2,377)

Deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The loss on asset substitution with affiliates relates to an exchange of certain invested assets between the Company and FKLA, ZLICA, and ZLICONY as required by the Purchase Agreement. The exchange resulted in a net difference between fair market value of the assets surrendered and received by the Company. This difference was treated as a dividend to Kemper for book purposes but a deductible loss for tax purposes.

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

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred federal tax assets or liabilities were as follows:

	December 31, 2004	December 31, 2003
(in thousands)
Deferred federal tax assets:
Deferred insurance acquisition costs (“DAC Tax”)	$91,193	$105,816
Unrealized losses on investments	—	6,151
Life policy reserves	—	11,743
Unearned revenue	43,558	52,354
Tax loss carryforward	—	23,738
Other investment-related	7,907	7,091
Other	11,010	2,641

Total deferred federal tax assets	153,668	209,534
Valuation allowance	—	6,151

Total deferred federal tax assets after valuation allowance	153,668	203,383

Deferred federal tax liabilities:
Deferred insurance acquisition costs	8,335	95,657
Life policy reserve	20,318	—
Depreciation and amortization	10,374	13,113
Other investment-related	579	1,488
Unrealized gains on investments	3,200	—
Other	5,076	4,342

Total deferred federal tax liabilities	47,882	114,600

Net deferred federal tax assets	$105,786	$88,783

The net deferred tax assets relate primarily to unearned revenue and the DAC Tax associated with a non-registered individual and group variable business-owned life insurance contract (“BOLI”). The Company has not recorded a deferred tax liability associated with its Policyholders Surplus Account, which is a tax memo account. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income over the ten year amortization period of unearned revenue and DAC tax to realize such deferred tax assets.

The tax returns for the years 2000 through 2002 are currently under examination by the Internal Revenue Service. Management believes that any proposed changes will not be material to the Company’s financial position or result of operations.

(8) Other Related-Party Transactions

The Company had a loan to a joint venture, consisting of a mortgage loan on real estate, in which the Company and one of its affiliates have an ownership interest. At December 31, 2004 and 2003, the joint venture mortgage loan totaled $0 million and $7.4 million, respectively, and during 2004 and 2003, the Company earned interest income on the joint venture loan of $1.8 million and $12.1 million, respectively. During the fourth quarter of 2004, the joint venture mortgage loan was paid in full by Zurich North America.

During 2004, the majority of 2003 and the full year 2002, some of the Company’s personnel were employees of FNWL and/or FKLA. Expenses are allocated to the Company for the utilization of FNWL and

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FKLA employees and facilities as applicable. Expenses allocated to the Company amounted to $12.5 million from FNWL in 2004, $1.6 million from FNWL in 2003, $12.8 million from FKLA in 2003, and $29.9 million from FKLA in 2002. The Company also paid, to Kemper’s real estate subsidiaries, fees of $0.4 million, $0.3 million, and $0.4 million in 2004, 2003, and 2002, respectively, related to the management of the Company’s real estate portfolio.

Related party receivables and payables are settled each month. At December 31, 2004 and 2003, the Company reported the following amounts due from or (to) related parties:

	December 31, 2004	December 31, 2003
(in thousands)
FNWL	$801,514	$762,579
Kemper	—	102
Zurich Global Investment Advisors	—	58

Receivable from related parties	$801,514	$762,739

FNWL	$(796,726)	$(758,853)
Kemper	—	(5,000)
Zurich Insurance Company—Bermuda Branch	(10,457)	(28,463)

Payable to related parties	$(807,183)	$(792,316)

Net payable to related parties	$(5,669)	$(29,577)

(9) Commitments and Contingent Liabilities

The Company is involved in various legal actions for which it establishes liabilities where appropriate. In the opinion of the Company’s management, the resolution of such litigation is not expected to have a material adverse effect on the consolidated financial statements.

(10) Financial Instruments—Off-Balance Sheet Risk

In 1994, the Company entered into a commitment to provide a financial guaranty in the form of an extended standby credit enhancement to a third party letter of credit supporting the purchase of bonds issued to finance the development of a certain retirement property in Texas. On September 30, 2004, the Company satisfied its obligation to provide a financial guaranty in the form of an extended standby credit enhancement by funding $25.1 million to the issuer of the letter of credit. This standby credit enhancement had an original expiration date of March 22, 2004. On March 15, 2004, the agreement was extended to September 30, 2004 in exchange for a nominal fee.

In the first week of October 2004, the third party fulfilled its obligation to the Company by relinquishing its rights to the collateral pool assets, valued at approximately $18.0 million, and paying the Company $7.1 million in cash. In conjunction with the transaction, the fixed maturity securities with a carrying value of $28.4 million previously pledged as collateral to secure the letter of credit was released.

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

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company currently has not experienced any environmental claims or threatened environmental claims related to this transaction, it is reasonably possible that the results of ongoing or future environmental studies or other factors could alter this expectation and may require recording of a liability and cause the Company future cash outlays. The extent or amount of such events, if any, cannot be estimated at this time. Management does not believe that such litigation will have a material impact on the Company’s results of operations, financial position or liquidity for the years ended December 31, 2004 and 2003.

Derivative instruments

In April 2003, the FASB released SFAS 133 Implementation Issue B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instrument”s (“DIG B36”). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003, with earlier application as of the beginning of a fiscal quarter permitted. The Company adopted DIG B36 on October 1, 2003.

On December 1, 2003, the Company entered into a Modified Coinsurance Agreement with FNWL, which was impacted by the provisions of DIG B36. The Modified Coinsurance Agreement requires the separate recording of an embedded derivative. At December 31, 2004 and December 31, 2003, the total pre-tax unrealized gain on the segregated assets supporting the Modified Coinsurance Agreement was $26.9 million and $25.9 million, respectively. The related embedded derivative as of December 31, 2004 and December 31, 2003 was valued at $4.6 million and $3.6 million, respectively. The embedded derivative is recorded in modified coinsurance receivable—related party with the corresponding income or expense recorded in modified coinsurance income (expense)—related party during the respective reporting periods. The 2004 and 2003 impact of the embedded derivative was income of $1.0 million and $3.6 million, respectively.

The Company had an interest rate swap agreement with Zurich Capital Markets, Inc., an affiliated counterparty, which expired in November 2004. A floating rate funding agreement was reinsured in 2000 and the Company subsequently entered into an interest rate swap agreement with a notional value of $100.0 million. The interest rate swap agreement was designated as a cash flow hedge of the floating rate funding agreement. Each period, unrealized gains and losses resulting from changes in the fair value of the swap contract were recorded to other comprehensive income (loss). The terms of the swap contract had been structured to match the terms of the hedged item. No net realized gains or losses, resulting from hedge ineffectiveness, were recognized in results of operations, during the year ended December 31, 2004 or December 31, 2003.

At December 31, 2003, the interest rate swap agreement had a negative value of approximately $4.5 million, and was included as a component of other accounts payable and liabilities in the accompanying balance sheets. The Company paid approximately $4.5 million in 2004 and approximately $4.6 million in 2003, as settlement of the interest rate swap agreement, which represents the difference between the fixed-rate and floating-rate interest.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Fair Value of Financial Instruments

Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holding of a particular financial instrument for sale at one time. The Company’s financial instruments are carried at fair value. Fair value estimates for assets not carried at fair value are generally determined using discounted cash flow models and assumptions that are based on judgments regarding current and future economic conditions and the risk characteristics of the investments. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect the estimates and such estimates should be used with care.

Fair value estimates are determined for currently held financial instruments without attempting to estimate the value of anticipated future business and the value of assets and certain liabilities that are not considered financial instruments. In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

Fixed maturity securities and equity securities: Fair values were determined by using market quotations, or independent pricing services that use prices provided by market makers or estimates of fair values obtained from yield data relating to instruments or securities with similar characteristics, or fair value as determined in good faith by the Company’s portfolio manager, Deutsche Investment Management Americas, Inc.

Cash, cash equivalent and short-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate fair values.

Mortgage loans and other real estate-related investments, consisting of an equity investment in a limited liability corporation, are carried at the Company’s ownership equity interest, which approximates fair value. In 2003, fair values were estimated based upon the investments observable market price, net of estimated costs to sell and where no observable price is available, by appraised value. Mortgage loans and other real estate-related investments are stated at their aggregate unpaid balances, less a valuation allowance of $0.1 million and $4.2 million at December 31, 2004 and 2003, respectively. The real estate portfolio is monitored closely and reserves are adjusted to reflect market conditions. This results in a carrying value that approximates fair value at December 31, 2004 and 2003.

Policy loans: The carrying value of policy loans approximates the fair value as the Company adjusts the rates to remain competitive at the time of issuance. Policy loans are carried at their unpaid balances.

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

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003, were as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial instruments recorded as assets:
Fixed maturity securities	$684,942	$684,942	$619,055	$619,055
Cash and short-term investments	36,622	36,622	62,512	62,512
Mortgage loans and other real estate-related assets	248	248	65,867	65,867
Policy loans	18,540	18,540	—	—
Equity securities	5,241	5,241	2,774	2,774
Other invested assets	1,742	1,742	2,117	2,117
Assets held in separate accounts	15,916,551	15,916,551	15,122,214	15,122,214
Financial instruments recorded as liabilities:
Life policy benefits, excluding term life reserves	172,730	166,151	280,240	271,610
Liabilities held in separate accounts	15,916,551	15,916,551	15,122,214	15,122,214
Financial instruments recorded as derivatives:
Interest rate swap	(—)	(—)	(4,500)	(4,500)
Embedded derivatives(3)	4,634	4,634	3,627	3,627

(1)	included in Future Policy Benefits on the balance sheet
(2)	included in Other Accounts Payable and Liabilities on the balance sheet
(3)	included in Modified Coinsurance Receivable—related party on the balance sheet

(12) Stockholder’s Equity—Retained Earnings

The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to stockholders without prior approval of regulatory authorities is restricted. In 2005, the Company cannot pay any dividends without Illinois Department of Insurance approval. In 2003, the Company paid cash dividends of $10.0 million to Kemper and in 2002, the Company did not pay any dividends. The 2003 dividend was a result of the Purchase Agreement with Bank One.

The Company’s net income (loss) and capital and surplus as determined in accordance with statutory accounting principles were as follows:

	2004	2003	2002
(in thousands)
Net income (loss)	$34,066	$90,377	$(84,871)

Statutory capital and surplus	$384,464	$359,402	$312,653

The Company’s statutory net income in 2004 reflects the impact of the Company’s Federal Income Tax refund offset by the reserve measures on the Company’s DESTINATIONSSM product. In addition, Statutory capital and surplus increased by $25.1 million in 2004, which primarily resulted from net income and an increase in unrealized capital gains/losses and non-admitted assets offset by changes in deferred taxes and amortization of ceding commissions.

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s statutory net income in 2003 reflects the impact of the Coinsurance Agreement with FKLA as well as the improvement in the equity markets in 2003. The Company’s statutory net loss in 2002 reflected the market downturn and its impact on reserves for guaranteed death and living benefits consistent with statutory reserving methodology.

(13) Unaudited Interim Financial Information

The following table sets forth the Company’s unaudited quarterly financial information:

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
(in thousands)
2004 Operating Summary
Revenue(1)	$63,971	$20,171	$54,870	$41,084	$180,096
Net operating income (loss), excluding net realized investment gains (losses), and cumulative effect of accounting change	8,352	(18,115)	3,191	18,618	12,046

Net operating income (loss), excluding net realized investment gains	$(149,571)	$(18,115)	$3,191	$18,618	$(145,877)

Net realized investment gains/(losses), net of tax	2,758	347	(2,558)	(4)	543

Net income (loss)	$(146,813)	$(17,768)	$633	$18,614	$(145,334)

2003 Operating Summary
Revenue(1)	$93,302	$92,811	$142,354	$54,131	$382,598
Net operating income (loss), excluding net realized investment gains	$3,720	$16,793	$(96,728)	$12,018	$(64,197)

Net realized investment gains, net of tax	2,054	1,147	46,174	5,635	55,010

Net income (loss)	$5,774	$17,940	$(50,554)	$17,653	$(9,187)

(1)	Revenue is different than previously reported in the Company’s 2003 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarterly periods ending September 30, 2003, March 31, 2004, June 30, 2004 and September 30, 2004. Revenue changed as a result of the reclassification to Other income of interest credited to policyholders on the coinsured investment contracts which were previously reflected as an offset to Interest credited to policyholders.

The reconciliation of revenue previously reported and as reported in Note 13 is:

	2003			2004
	Quarter ended September 30,	Quarter ended December 31,	Year ended December 31,	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,
(in thousands)
Revenue
As reported above	$142,354	$54,131	$382,598	$63,971	$20,171	$54,870
As previously reported	135,868	34,305	356,286	46,073	2,378	37,510

Difference	$6,486	$19,826	$26,312	$17,898	$17,793	$17,360

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Operations by Business Segment

The Company has two primary operating segments, life insurance and annuities, which have different types of products and services. These two operating segments reflect the way the Company manages the operations and makes business decisions.

Premiums received from the sale of annuity products and the majority of the life insurance products are treated as deposit-type funds and are not recorded as revenue within the consolidated statements of operations. However, revenues for both the life insurance and annuity segments are generated from investing these deposit-type funds. For universal life insurance products and fixed annuity products, deposits are primarily invested in fixed maturity securities from which to earn investment income. Variable life insurance deposits and variable annuity deposits are transferred to the separate account and invested in underlying investment funds that invest in stocks and bonds. The Company received cost of insurance charges and other separate account fees as revenues from this business. In addition, the Company received premium tax and DAC tax expense loads from certain policyholders.

In the following table, the Company uses the captions “net operating income (loss)” and “operating income (loss)” as operating measures of segment performance. Net operating income (loss) is calculated by deducting net realized investment gains or losses, net of related income taxes, from net income (loss). Net realized investment gains or losses are excluded from net operating income (loss) because they can, in part, be discretionary and are not indicative of operational trends. Operating income (loss) is calculated by excluding amortization of intangible assets, goodwill impairment, and cumulative effect of accounting changes in addition to the removal of net realized gains and losses on investments, after tax, from net income (loss). These additional items are excluded from operating income (loss) since from period to period the amortization of intangible assets, goodwill impairment, and cumulative effect of accounting changes result in fluctuations that distort the operational trends.

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

Prior period information has been restated to conform to the composition of the Company’s segments.

	Year Ended December 31, 2004
	Life	Annuity	Total
(in thousands)
Net income (loss)	$537	$(145,871)	$(145,334)
Net realized investment gains, net of tax	0	543	543

Net operating income (loss)	$537	$(146,414)	$(145,877)

Cumulative effect of accounting change, net of tax	—	(157,923)	(157,923)

Operating income (loss) before cumulative effect of accounting change, net of tax	$537	$11,509	$12,046

Total assets	$11,107,958	$10,526,535	$21,634,493

Total general account reserve—future policy benefit and deposit liabilities	$650,952	$3,344,766	$3,995,718
Total separate account liabilities	10,033,342	5,883,209	15,916,551

Total reserve for policyholder benefits	$10,684,294	$9,227,975	$19,912,269

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Life	Annuity	Total
(in thousands)
Net income (loss)	$4,865	$(14,052)	$(9,187)
Net realized investment gains, net of tax	419	54,591	55,010

Net operating income (loss)	$4,446	$(68,643)	$(64,197)

Amortization of intangibles	—	(506)	(506)

Operating income (loss) before amortization of intangibles	$4,446	$(68,137)	$(63,691)

Total assets	$10,658,132	$10,448,309	$21,106,441

Total general account reserve—future policy benefit and deposit liabilities	$656,306	$3,442,179	$4,098,485
Total separate account liabilities	9,518,812	5,603,402	15,122,214

Total reserve for policyholder benefits	$10,175,118	$9,045,581	$19,220,699

	Year Ended December 31, 2002
	Life	Annuity	Total
(in thousands)
Net loss	$(23,654)	$(145,304)	$(168,958)
Net realized investment gains (losses), net of tax	753	(1,259)	(506)

Net operating loss	$(24,407)	$(144,045)	$(168,452)

Amortization of intangibles	(106)	(653)	(759)
Goodwill impairment	(32,832)	(123,679)	(156,511)
Cumulative effect of accounting change, net of tax	—	(21,907)	(21,907)

Operating income before amortization of intangibles, goodwill impairment and cumulative effect of accounting change, net of tax	$8,531	$2,194	$10,725

Total assets	$9,840,840	$8,825,442	$18,666,282

Total general account reserve—future policy benefit and deposit liabilities	$808,389	$3,302,674	$4,111,063
Total separate account liabilities	8,848,140	4,699,236	13,547,376

Total reserve for policyholder benefits	$9,656,529	$8,001,910	$17,658,439

During 2004, operating income before amortization of intangibles in the life segment decreased by $3.9 million in 2004 to $0.5 million from $4.4 million. This decrease was primarily due to the Coinsurance Agreement with FKLA.

Operating income (loss) before amortization of intangibles in the annuity segment increased $79.6 million to an $11.5 million income for 2004 compared to a $68.1 million loss in 2003. The increase was primarily due to the implementation of SOP 03-1, increased revenue from the ModCo agreement with FNWL and the Coinsurance Agreement with FKLA.

During 2003, the decrease in operating income before amortization of intangibles, for both the life and annuity segments, was largely due to the Purchase Agreement (see Note 3).

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Effects of New Accounting Pronouncements

In July 2003, the AcSEC issued SOP 03-1. The SOP was adopted effective January 1, 2004. The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require the Company to:

•	Recognize expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”) and guaranteed retirement income benefits (“GRIB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Report and measure assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•	Report and measure the Company’s interest in its separate accounts as general account assets based on the proportionate beneficial interest in the separate account’s underlying assets; and

•	Capitalize sales inducements that meet specified criteria and amortize such amounts over the life of the contracts using the same methodology as used for amortizing DAC.

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

GMDB and GRIB Reserves for Annuity Contracts. The Company sold variable annuity contracts with GMDB and GRIB equal to the greater of (1) the account value; (2) the sum of all premium payments less prior withdrawals accumulated at 5%; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The GMDB is payable upon death. For policies with GRIB, the guarantee applies to the funds available to purchase an annuity after seven years. The Company currently reinsures approximately 36% of the benefit guarantees associated with its in-force block of business. As of December 31, 2003, prior to the adoption of SOP 03-1, the Company had recorded a liability for GMDB and GRIB benefits sold with variable annuity products of approximately $46.6 million. Subsequent to the adoption of the SOP, the Company recorded an additional

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability for GMDB and GRIB benefits of approximately $6.4 million. For the year ended December 31, 2004, $24.9 million of additional future policyholder liabilities related to the GMDB and GRIB benefits were recorded due to SOP 03-1. The determination of the GMDB and GRIB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates, annuitization elections and mortality experience. The models use 1,000 stochastic equity scenarios selected from the American Academy of Actuaries’ C3 Phase 2 Report. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. SOP 03-1 modified how liability reserves are calculated for the variable annuity contracts issued by the Company. Prior to SOP 03-1, a GMDB reserve was established for all contracts and a GRIB reserve was established only for contracts deemed to have annuitized. These reserves reflected the present value of future benefits with no offset against future revenues. Under SOP 03-1, a reserve is established for all contracts, resulting in additional recognition of future policy benefits. However, the reserve is reduced by a percentage of future revenues, resulting in a relatively small reserve increase at implementation.

Amortization of Deferred Insurance Acquisition Costs. The Company has DAC in accordance with SFAS 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and amortizes those costs over the term of the policies. With the initial adoption of the SOP, $236.5 million of DAC was amortized to reflect the reduction in EGPs in the amount by which future revenues offset future benefits in the reserve calculation.

Gross Exposure or Net Amount at Risk

	December 31, 2004	December 31, 2003
(in millions)
In the Event of Death:
Account Value	$4,074.0	$3,757.1
Net Amount at Risk	734.6	739.5
Average attained age of contractholders	62 years	61 years
At Annuitization:
Account Value	$3,838.9	$3,519.8
Net Amount at Risk	678.0	682.7
Average attained age of contractholders	61 years	61 years

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and December 31, 2003, the Company held approximately $4.1 billion and $3.8 billion, respectively, of variable annuities that contained GMDB and GRIB benefits. The Company’s total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB and GRIB commitments), related to these guaranteed death and annuitization benefits was approximately $734.6 million at December 31, 2004 and was approximately $739.5 million at December 31, 2003. After reinsurance, the Company’s net exposure was approximately $451.2 million and $462.7 million at December 31, 2004 and December 31, 2003, respectively.

Summary of Liabilities for Guarantees

	Liability for GMDB	Liability for GRIB
(in millions)
Balance at January 1, 2004	$9.3	$87.7
Less reinsurance recoverables	6.3	37.7

Net balance at January 1, 2004	3.0	50.0

Incurred guaranteed benefits	6.7	23.7
Paid guaranteed benefits	(5.5)	—

Net change in guaranteed benefits	1.2	23.7

Net balance at December 31, 2004	4.2	73.7
Plus reinsurance recoverables	7.1	50.5

Balance at December 31, 2004	$11.3	$124.2

Summary of Liabilities for Guarantees

	Liability for GMDB	Liability for GRIB
(in millions)
Balance at January 1, 2003	$39.1	$36.5
Less reinsurance recoverables	7.9	16.6

Net balance at January 1, 2003	31.2	19.9

Incurred guaranteed benefits	(7.0)	8.1
Paid guaranteed benefits	(5.6)	—

Net change in guaranteed benefits	(12.6)	8.1

Net balance at December 31, 2003	18.6	28.0
Plus reinsurance recoverables	5.5	19.3

Balance at December 31, 2003	$24.1	$47.3

Separate Account Presentation. The Company had recorded certain market value adjusted fixed annuity products as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjusted feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore does not meet the conditions for separate account reporting under the SOP.

On January 1, 2004, market value reserves of approximately $64.1 million included in separate account liabilities were revalued at their current account value to the general account, and the related separate account

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets were also reclassified to the general account. Fixed maturity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value; however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, are recorded in other comprehensive income rather than net income. Net investment income was increased by the amount earned on those investments reclassified to the general account and change in claims and other policyholder benefits were increased due to changes in reserves, with the net change recorded in other income.

Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 adopted a three-step impairment model for securities within its scope. On September 30 2004, the FASB issued a final FASB Staff Position (“FSP”), FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. In addition, during September 2004 the FASB issued a proposed FSP EITF Issue 03-1-a, which proposes guidance on the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. In November 2004, the FASB indicated that the effective date for paragraphs 10-20 of EITF 03-1 will be concurrent with the final issuance of EITF 03-1-a in 2005.

The Company is still assessing the impact of adoption of this standard on the Company’s financial condition and results of operations.

The disclosure provisions of EITF 03-1 were not delayed and have been adopted by the Company effective December 31, 2003 and have been included in Note 4.

(16) Subsequent Events

The Company plans to revise its Market Value Adjustment Option (“MVA Options”) by putting a “floor” on the Market Value Adjustment (“MVA”) feature and increasing the guaranteed interest rate to 3% on those Guarantee Period Values currently crediting less than 3%. The “floor” will ensure that, regardless of any changes in interest rates, the return on Guarantee Period Value on and after the effective date of the revision (before any deductions for contract charges) will not be less than the contract’s new minimum guaranteed interest rate of 3% per annum. The specific terms of this change would be described in an MVA Endorsement that would be issued on all applicable annuities. As a result of the issuance of an MVA Endorsement, interests under the contracts relating to the MVA Option would no longer be registered under the Securities Act of 1933, as amended. The Company anticipates that a revision to the MVA option will be effected as early as April 1, 2005. In connection with the revision of the MVA Option, the Company intends to file a Form 15 with the Securities and Exchange Commission (the “SEC”) to notify the SEC that it no longer has a duty to file reports under Section 15(d) of the Securities Exchange Act of 1934.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of

KEMPER INVESTORS LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. It should also be noted that after the Closing of the sale to Bank One, we outsourced several administrative functions to third party providers, including information technology functions, and transitioned the management of our operations. While we have concluded that our disclosure controls and procedures are effective, we are continuously evaluating and working to improve our flow of information and data integrity with respect to disclosure controls and procedures.

During the fourth quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no significant changes in our internal controls, or in other factors affecting our internal controls, since December 31, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name and Age Position with the Company Year of Election	Other Business Experience During Past 5 Years or More
Diane C. Davis (37) Chairman of the Board, President and Chief Executive Officer since September 2003.	Chairman of the Board, President and Chief Executive Officer of the Company since September 2003. Strategic Planning Manager for various marketing and distribution initiatives of Farmers New World Life Insurance Company (“FNWL”) from April 2002 through September 2003. Strategic Planning Consultant of FNWL from January 2000 through April 2002. Actuary for FNWL from August 1992 through January 2000. Actuary for John Hancock Mutual Life Insurance Company from June 1989 through July 1992.

Matthew W. Kindsvogel (47) Executive Vice President, Treasurer, Chief Financial Officer and Director since September 2003.	Executive Vice President, Treasurer, Chief Financial Officer, and Director of the Company since September 2003. Director of Accounting of FNWL from February 1992 through September 1996 and from 1999 through 2003. Director of Internal Auditing for FNWL from March 1996 through February 1999. Accounting Manager for FNWL from May 1986 through March 1992.

David A. Bowers (58) Director since September 2003.	Director of the Company since September 2003. Executive Vice President, Corporate Secretary and General Counsel of Zurich American Insurance Company since August 1985. Vice President of CNA Insurance Companies from March 1976 through August 1985.

David A. Levinson (44) Director since September 2003.	Director of the Company since September 2003. Senior Vice President and Controller of Zurich North America since July 1999. Assistant Vice President Finance and Divisional Controller of Specialties Business Division for Zurich North America June 1995 through July 1999. Assistant Vice President and Divisional Controller of Specialties Business Division at Home Insurance Company from February 1994 through June 1995. Senior manager at KPMG Peat Marwick June 1984 through February 1994.

Kenneth E. Owens (45) Director since September 2003.	Director of the Company since September 2003. Senior Vice President, Director of Tax of Zurich American Insurance Company since January 1996. Senior Manager, Tax for Ernst & Young LLP from May 1983 through January 1996. Internal Revenue Agent for the Internal Revenue Service from April 1981 through May 1983.

Thomas D. Davenport (38) Vice President, Chief Actuary and Director since November 2003.	Vice President, Chief Actuary and Director, of the Company since November 2003. Vice President in charge of Liability and Asset Management, GE Financial Assurance from March 2000 to September 2003. Corporate Actuary, GE Financial Assurance from September 1997 to February 2000. Fellow of the Society of Actuaries since September 2000.

M. Douglas Close (54) Vice President and General Counsel since July 2004.	Vice President and General Counsel, of the Company since July 2004. Vice President and General Counsel of Farmers New World Life Insurance Company from November 1990 through July 2004.

Name and Age Position with the Company Year of Election	Other Business Experience During Past 5 Years or More

Richard W. Mathes (57) Valuation Actuary since December 2003.	Valuation Actuary for the Company since December 2003. Risk management and projections actuary GE Edison Life Insurance Company, Tokyo, Japan April 1999 through November 2003. Product development and financial reporting actuary Great Northern Insured Annuity Corporation from June 1991 to April 1999. F.S.A. 1985; M.A.A.A. 1986.

Committees

The Board of Directors has designated Matthew W. Kindsvogel, Chief Financial Officer as the financial expert serving on its Audit Committee. The financial expert represents management and therefore is not considered independent of management.

Code of Ethics

The Company has a Code of Ethics for its directors, officers, and employees and has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. We will provide copies without charge upon request. To request a copy, please contact:

Kemper Investors Life Insurance Company

Financial Reporting

3003 77th Avenue SE

Mercer Island, WA 98040

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation
	Year			Other Annual Compensation ($)(5)/(6)		All Other Compensation ($)(7)
Name and Principal Position		Salary($)	Bonus($)(4)
Diane C. Davis Chairman of the Board, President and Chief Executive Officer	2004 2003	$120,559 62,392	$11,513 —	$	— —	$3,662 —

Matthew Kindsvogel	2004	$131,778	$12,975		$—	$4,287
Executive Vice President, Treasurer, Chief Financial Officer and Director	2003	70,417	100

Debra Rezabek	2004	$111,898	$—		$5,597	$647
Vice President, General	2003	98,019	19,400		4,521	—
Counsel and Corporate Secretary(1)(2)	2002	152,750	—		15,044	—

M. Douglas Close	2004	$86,922	$—		$24,435	$—
Vice President, General Counsel and Corporate Secretary(3)

Thomas D. Davenport	2004	$152,509	$3,375		$—	$647
Vice President and Chief Actuary	2003	18,750

Richard W. Mathes	2004	$129,684	$500		$—	$357
Valuation Actuary	2003	10,340

(1)	Also served in same positions for FKLA, ZLICA, ZKLICONY and FLA through August 2003. An allocation of the time devoted to duties as executive officers of KILICO has been made. Compensation items for 2002 and 2003 for Ms. Rezabek reported in the Summary Compensation Table reflect this allocation.
(2)	Ms. Rezabek was the Company’s designated General Counsel through June 30, 2004.
(3)	Mr. Close was appointed General Counsel on July 1, 2004.
(4)	The amounts disclosed in this column include annual bonuses paid pursuant to annual incentive plans and discretionary bonuses paid based on individual performance. Certain bonuses for 2003 performance were determined and paid in 2004.
(5)	The amounts disclosed in this column include taxable benefit from personal use of an employer-provided automobile and compensation related to relocation.
(6)	For Mr. Close, includes an $18,300 relocation bonus.
(7)	The amounts in this column include awards made pursuant to the Company’s profit sharing plan.
(8)	Mr. Kindsvogel was appointed CFO on September 3, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	As of March 1, 2004, 100% of the outstanding shares of KILICO were owned by Kemper Corporation, 1400 American Lane, Schaumburg, Illinois 60196.

(b)	Not applicable.

(c)	Not applicable.

Item 13. Certain Relationships and Related Transactions

(a)	Transactions with management and others—none.

(b)	Certain business relationships—not applicable.

(c)	Indebtedness of management—not applicable.

(d)	Transactions with promoters—not applicable.

Item 14. Principal Auditors Fees and Services

The Board of Directors has engaged PricewaterhouseCoopers LLP (“PwC”) as its independent auditors for the fiscal year ending December 31, 2004.

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q. These fees also include services that are normally provided by the accountant in connection with statutory and regulatory filings. The aggregate audit fees billed to the Company by PwC for the fiscal year ended December 31, 2004 were approximately $774,500. The aggregate audit fees billed to the Company by PwC for the fiscal year ended December 31, 2003 were approximately $475,500.

Audit-Related Fees

The aggregate audit-related fees billed to the Company by PwC for the fiscal year ended December 31, 2004 were $101,520, for advisory services related to the adoption of new accounting standards. The aggregate audit-related fees billed to the Company by PwC for the fiscal year ended December 31, 2003 were $239,540, and included accounting advisory services related to the opening balance sheet audit of the Company pursuant to the Purchase Agreement between ZHCA, Kemper, the Company, BOIH and Bank One. There were no audit-related fees billed to the Company by PwC for the fiscal year ended December 31, 2002.

Tax Fees

None.

All Other Fees

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

In this context, the Audit Committee reviewed and discussed with management and the independent auditors the audited financial statements for the year ended December 31, 2004 (the “Audited Financial Statements”). The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended. In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from the Company and its management.

Following the reviews and discussions referred to above, the Audit Committee recommended to the Board that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 42 in Item 8.

(a)(2) Schedules.

The following schedules are supplemental to the financial statements of the Company for 2004 and are included in this Form 10-K on the pages indicated below. All other schedules are omitted because the information required to be stated therein is included in the financial statements or notes thereto or because they are not applicable.

(a)(3) Exhibits.

The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption “Exhibits” in Item 15(c).

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2004.

(c) Exhibits.

Exhibit No.	Description
2	Stock and Asset Purchase Agreement, dated as of May 29, 2003, between Zurich Holding Company of America, Kemper Corporation, Kemper Investors Life Insurance Company, Zurich Financial Services, Banc One Insurance Holdings, Inc., and Bank One Corporation is incorporated herein by reference to exhibits filed with the Form 10-Q filed on or about August 14, 2003.

3(i)	Articles of Incorporation are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

3(ii)	Bylaws are incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 333-02491) filed on or about April 12, 1996.

4(a)	Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.

4(b)	Certificate to Variable and Market Value Adjusted Deferred Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Registration Statement on Form S-1 (File No. 33-43462) filed October 23, 1991.

4(c)	Individual Variable and Market Value Adjusted Annuity Contract and Enrollment Application is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

Exhibit No.	Description
4(d)	Endorsement to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

4(e)	Endorsement to Certificate to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

4(f)	Revised Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

4(g)	Revised Certificate to Variable and Market Value Adjusted Deferred Annuity Contract is incorporated herein by reference to Exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form N-4 for KILICO Variable Annuity Separate Account (File No. 33-43501) filed November 19, 1993.

10(a)	Distribution Agreement between Kemper Investors Life Insurance Company and Investors Brokerage Services, Inc. is incorporated herein by reference to Exhibits filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 33-43462) filed on April 14, 1995.

10(b)	Modified Coinsurance Agreement, dated December 1, 2003, between Kemper Investors Life Insurance Company and Farmers New World Life Insurance Company is incorporated herein by reference to Exhibits filed with the Form 10-K filed on or about March 31, 2004.

10(c)	Tax Sharing Agreement, dated November 30, 2004, between Kemper Investors Life Insurance Company and Zurich Holding Company of America, Inc.

10(d)	Insurance Administrative Service Agreement, dated September 7, 2004, between Kemper Investors Life Insurance Company and Liberty Insurance Services Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Security Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Security Exchange Act of 1934, as amended.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Investors Life Insurance Company has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois, on the 30th day of March, 2005.

KEMPER INVESTORS LIFE INSURANCE COMPANY

By:	/s/ DIANE C. DAVIS
Diane C. Davis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 has been signed below by the following persons on behalf of Kemper Investors Life Insurance Company in the capacities indicated on the 30th day of March, 2005.

Signature	Title

/s/ DIANE C. DAVIS Diane C. Davis	Chairman of the Board, President, and Chief Executive Officer

/s/ MATTHEW W. KINDSVOGEL Matthew W. Kindsvogel	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS D. DAVENPORT Thomas D. Davenport	Vice President, Chief Actuary and Director

/s/ DAVID A. BOWERS David A. Bowers	Director

/s/ DAVID A. LEVINSON David A. Levinson	Director

/s/ KENNETH E. OWENS Kenneth E. Owens	Director

SCHEDULE I

KEMPER INVESTORS LIFE INSURANCE COMPANY

CONSOLIDATED SUMMARY OF INVESTMENTS—

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

(in thousands)

	Carrying Value	Amortized Cost	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available for sale
Bonds
U.S. treasury securities and obligations of U.S. government agencies and authorities	$40,601	$40,734	$40,601
Obligations of states and political subdivisions, special revenue and nonguaranteed	25,447	24,529	25,447
Debt securities issued by foreign governments	1,148	1,127	1,148
Corporate securities	372,641	365,241	372,641
Mortgage and asset-backed securities	245,105	245,277	245,105

Total fixed maturity securities	$684,942	$676,908	$684,942

Equity securities available for sale
Common stocks	$2,565	$1,673	$2,565
Preferred stock	2,676	2,458	2,676

Total equity securities	$5,241	$4,131	$5,241

Mortgage loans on real estate, net	$248	$248	$248
Policy loans	$18,540	$18,540	$18,540
Other long-term investments	$1,742	$1,742	$1,742
Short-term investments	$25,474	$25,474	$25,474

SCHEDULE III

KEMPER INVESTORS LIFE INSURANCE COMPANY

SUPPLEMENTARY INSURANCE INFORMATION

December 31, 2004

(in thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits & Deposit Liability	Other Policyholder Benefits and Funds Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
Life	$—	$650,952	$124,452	$—	$373	$(30)	$0	$3,967
Annuity	23,815	3,344,766	796,726	—	26,400	116,475	11,982	35,579

Total	$23,815	$3,995,718	$921,178	$—	$26,773	$116,445	$11,982	$39,546

December 31, 2003

(in thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits & Deposit Liability	Other Policyholder Benefits and Funds Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses
Life	$—	$656,306	$140,566	$1,560	$(2,514)	$28,068	$15,240	$(42,024)
Annuity	273,307	3,442,179	768,379	(2,632)	164,631	126,691	136,506	142,627

Total	$273,307	$4,098,485	$908,945	$(1,072)	$162,117	$154,759	$151,746	$100,603

December 31, 2002

(in thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits	Other Policyholder Benefits and Funds Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Operating Expenses
Life	$16,377	$808,389	$172,393	$1,002	$49,360	$35,108	$2,365	$62,269
Annuity	415,538	3,302,674	6,316	—	178,451	180,450	32,576	217,422

Total	$431,915	$4,111,063	$178,709	$1,002	$227,811	$215,558	$34,941	$279,691

SCHEDULE IV

KEMPER INVESTORS LIFE INSURANCE COMPANY

REINSURANCE

Year Ended December 31, 2004

(in thousands)

Description	Gross Amount	Ceded to Other(1)	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life insurance in force	$86,149,685	$(75,235,141)	$—	$10,914,544	0.0%

Life insurance premiums	$1,046	$(1,046)	$—	$—	0.0%

(1)	Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

Year Ended December 31, 2003

(in thousands)

Description	Gross Amount	Ceded to Other(1)	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life insurance in force	$88,525,127	$(77,918,146)	$—	$10,606,981	0.0%

Life insurance premiums	$1,263	$(2,335)	$—	$(1,072)	0.0%

(1)	Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

Year Ended December 31, 2002

(in thousands)

Description	Gross Amount	Ceded to Other(1)	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life insurance in force	$89,191,416	$(76,949,665)	$—	$12,241,751	0.0%

Life insurance premiums	$3,336	$(2,334)	$—	$1,002	0.0%

(1)	Life insurance in force ceded to other companies was primarily ceded to an affiliated company, Zurich Insurance Company, Bermuda Branch.

SCHEDULE V

KEMPER INVESTORS LIFE INSURANCE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2004

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Asset valuation reserves:
Joint venture mortgage loans	$—	$—	$—	$—	$—
Third-party mortgage loans	2,000	—	—	(2,000)	—
Other real estate-related investments	2,183	—	—	(2,061)	122

Total	$4,183	$—	$—	$(4,061)	$122

Year Ended December 31, 2003

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Asset valuation reserves:
Joint venture mortgage loans	$—	$—	$—	$—	$—
Third-party mortgage loans	2,600	—	—	(600)	2,000
Other real estate-related investments	2,183	—	—	—	2,183

Total	$4,783	$—	$—	$(600)	$4,183

Year Ended December 31, 2002

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Asset valuation reserves:
Joint venture mortgage loans	$—	$—	$—	$—	$—
Third-party mortgage loans	600	2,000	—	—	2,600
Other real estate-related investments	2,183	—	—	—	2,183

Total	$2,783	$2,000	$—	$—	$4,783